Form 10-K
period 2002-12-31
ROTECH HEALTHCARE INC
filed 2003-03-31
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

Commission File Number 333-100750

ROTECH HEALTHCARE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	030408870 (IRS Employer Identification No.)

2600 Technology Drive, Suite 300, Orlando, Florida (Address of Principal Executive Offices)	32804 (Zip Code)

(407) 822-4600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on July 12, 2002 was approximately $288,800,000. The determination of stock ownership by non-affiliates is based upon stock ownership as of March 26, 2002, the date that the registrant’s predecessor emerged from bankruptcy, and is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose. The aggregate market value is based upon the closing sales price of the registrant’s common stock, as reported by the Pink Sheets LLC on July 12, 2002, the date that the registrant’s common stock was distributed by its predecessor to the former creditors of such predecessor.

As of March 27, 2003, the registrant had 25,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ROTECH HEALTHCARE INC.

Form 10-K

For the Fiscal Year Ended December 31, 2002

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; the costs and effects of legal proceedings; and other risks and uncertainties described under “Factors that may affect future results of operations.” Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including in “Management’s discussion and analysis of financial condition and results of operations” and “Business.” We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Our predecessor emerged from bankruptcy on March 26, 2002 and subsequently transferred all of its assets to us in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As a result, references to “we”, “our”, and “us” refer to the operations of Rotech Healthcare Inc., a Delaware corporation, and its subsidiaries for all periods subsequent to March 31, 2002 and the business and operations of our predecessor, Rotech Medical Corporation, a Florida corporation, and its subsidiaries for all periods prior to March 31, 2002. Financial data have been presented for the three months ended March 31, 2002 and the nine months ended December 31, 2002, rather than for the year-ended December 31, 2002, because we have had only nine months of operating results since our predecessor emerged from bankruptcy. In connection with our predecessor’s emergence from bankruptcy, we reflected the terms of the plan of reorganization in our consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been reflected in the operating results of our predecessor for the three months ended March 31, 2002.

ITEM 1.     BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through over 500 operating centers located primarily in non-urban markets. We provide our equipment and services to principally older patients with breathing disorders, such as chronic obstructive pulmonary diseases, or COPD (which include chronic bronchitis and emphysema), obstructive sleep apnea and other cardiopulmonary disorders.

Our revenues are principally derived from respiratory equipment rental and related services (77.9% and 79.9% of net revenues for the three months ended March 31, 2002 and the nine months ended December 31, 2002, respectively), which include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment (19.9% and 18.1% of net revenues for the three months ended March 31, 2002 and the nine months ended December 31, 2002, respectively), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the three months ended March 31, 2002, we generated net revenues of $154.8 million and a net loss of $133.3 million. Included in the operating results for this time period were reorganization items of $182.3 million, the majority of which related to fresh-start reporting adjustments (See “—The bankruptcy case—Other Information”). For the same time period, net cash provided by operating activities was $33.3 million, net cash provided by operating activities and reorganization items was $24.5 million and net cash used in investing activities and net cash used in financing activities were $22.2 million and $5.5 million, respectively. Earnings from continuing operations before interest, income taxes, depreciation and amortization and nonrecurring items (including reorganization items (primarily restructuring charges), provisions for inventory losses, provisions for settlement of government claims, and extraordinary items), which, unless otherwise noted, we refer to as EBITDA, was $43.6 million for the three months ended March 31, 2002.

For the nine months ended December 31, 2002, we generated net revenues of $463.0 million and net earnings of $13.9 million. For the same period, net cash provided by operating activities was $100.1 million, net cash provided by operating activities and reorganization items was $98.4 million and net cash used in investing activities and net cash used in financing activities were $50.5 million and $21.5 million, respectively. EBITDA for the nine months ended December 31, 2002 was $109.7 million. See “Selected Historical Consolidated Financial Data,” footnote (6) on page 38 for a detailed definition of EBITDA.

Our business strategy

Our strategy is to enhance our position in the home medical equipment market and to increase our sales and profitability. The following are the key elements of our strategy:

Continue to Concentrate on Non-Urban Markets

We intend to continue to focus primarily on non-urban markets, with a particular emphasis on Medicare respiratory patients. We also intend to pursue managed care contracts on a selective basis in these rural markets. We believe that this model provides certain advantages, including less competition from national providers and lower operating costs. We offer our patients a range of complementary equipment and services which we believe is broader than that offered by many of our smaller competitors.

Focus on Reducing Costs and Improving Margins

We intend to focus on reducing costs by continuing to exit product lines, business units and contracts that are inconsistent with our profit objectives or strategic direction. In connection with our reduction in field operation costs, we continue to work to more efficiently allocate our employees by reducing headcount in under-performing regions, creating a corporate approval process for new and replacement hires and implementing standard operating procedures. In addition, we have streamlined our reporting structure, which has improved communication among our operating centers and our corporate management. We also intend to strengthen our balance sheet by reducing debt, increasing inventory turns and improving capital expenditure control.

Increase Operating Efficiencies

We intend to continue to improve our operating efficiencies in order to position ourselves for future growth by continuing to reduce the number of our billing and purchasing centers and field offices and by utilizing our proprietary information technology platform, as well as third-party software products, to centralize our billing, compliance, inventory and purchasing systems. Since we began these initiatives, we have reduced the number of billing centers from 62 to 22 and the number of purchasing centers from 94 to 4. We expect to further reduce the number of billing centers in 2003. The reduction of billing centers allows for increased control with fewer individuals administering the process, reduces our lease costs and facilitates the further implementation of compliance controls. In addition, we are continuing to develop our information technology platform with the goal of creating a comprehensive technology infrastructure that can track inventory and purchasing on a store-by-store basis. We believe that this may help to analyze whether our inventory is being used at its most efficient levels by tracking the useful life, maintenance and location of the equipment at all times.

Continue To Emphasize Respiratory Therapy with New Efforts in Durable Medical Equipment Rental Business

We intend to continue to focus primarily on our home respiratory therapy equipment and related services business. However, we are also initiating new efforts to grow our durable medical equipment rental business. As part of our program to increase revenues from our respiratory therapy business, we have an oxygen patient growth and retention program. Through this program, we seek to identify additional referral sources for new respiratory patients, as well as improve our retention rate with respect to existing respiratory patients by training our divisional personnel in ways to improve patient compliance with recommended treatment plans thereby reducing the number of patients that discontinue our service. We also have a nebulizer medication program, through which we seek to educate physicians, encourage compliance with physician prescriptions, and convey to our patients the benefits of the nebulizer medications that we offer.

Expand our Relationships with Patients

We seek to build relationships with our patients by providing consistent, high-quality care and by continuing to communicate closely with them. We believe that these actions will not only promote patient loyalty and patient satisfaction, but also improve our patients’ quality of life.

Supplement Internal Growth with Selective Acquisitions

Historically, we have supplemented our internal growth with selective acquisitions. Although we do not intend to return to our historic rate of acquisitions, we intend to resume making selective acquisitions after our operating model has been sufficiently improved. We believe that we have a well-developed platform for acquisitions, including a significant national presence, a management team with extensive acquisition and business integration experience and the corporate infrastructure to effectively manage the integration process. When we resume making acquisitions, we plan to target selected, small home medical equipment providers in non-urban markets, where we can integrate newly acquired referral sources and patients with our existing local operating centers or gain entry to a market where we do not already have a presence. We further believe that our large number of operating centers compares favorably with our largest competitors and will facilitate integration and cost savings and allow us to pursue acquisitions with relatively minimal incremental costs and capital expenditures.

Our service lines

Respiratory Therapy

We provide a range of respiratory therapy equipment, including oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment, and sleep disorder breathing therapy systems, for rental or sale. Patients in need of respiratory equipment and services suffer from breathing disorders such as COPD, obstructive sleep apnea and other cardiopulmonary disorders. Individuals diagnosed with COPD or similar diseases are often elderly, and generally will require treatment for the rest of their lives. The majority of our respiratory therapy equipment is rented and reimbursed on a monthly basis. We also generate revenue from the sale of nebulizer medications, including albuterol and ipratropium. We provide driver technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians. We currently employ approximately 600 respiratory therapists. Respiratory therapy equipment rental and related services represented 77.9% and 79.9% of our net revenues for the three months ended March 31, 2002 and the nine months ended December 31, 2002, respectively.

Our home respiratory care equipment includes three types of oxygen systems:

•	stationary concentrators, which extract oxygen from room air and generally provide the least expensive supply of oxygen for patients who require a continuous supply of oxygen, are not ambulatory and who do not require excessive flow rates;

•	liquid oxygen systems, which store oxygen under pressure in a liquid form and act as both stationary and portable systems; and

•	high pressure oxygen cylinders, which are typically portable systems that permit greatly enhanced patient mobility.

Other home respiratory care equipment includes non-invasive positive pressure ventilators (NPPV), nebulizer devices and continuous positive airway pressure (CPAP) devices. NPPVs are used by individuals who suffer from certain other respiratory conditions by mechanically assisting the individual to breathe. Nebulizer devices aerosolize our nebulizer medications and allow the medications to be inhaled directly into the patient’s lungs. CPAP devices deliver air into a patient’s airway through a specially designed nasal mask or pillow.

Durable Medical Equipment

We provide a comprehensive line of durable medical equipment, such as hospital beds, wheelchairs, walkers, patient aids and other ancillary supplies, for rental or sale, to serve the specific needs of our patients. Typically, lower cost items, such as patient aids and walkers, are sold and higher cost items, such as hospital beds and wheelchairs, are rented. We consider durable medical equipment to be a complementary offering to respiratory therapy equipment and related services.

Other Services

We also provide other services to our patients, including nutrition therapy and pharmacy services. These services are provided on a limited basis and are intended to complement our core respiratory business.

Our operations

Organization

We have over 500 operating centers, which now operate through four divisions. Each of these divisions is managed by a team of division managers who provide management services to our operating centers in three service categories: operations, sales, and billing and collection. These managers provide key support services to our operating centers, including billing, purchasing and equipment maintenance, repair and warehousing. Each operating center delivers equipment and services to patients in their homes and other care sites through the operating center’s delivery fleet and qualified personnel. Financial control, purchasing and operating policies for our four divisions are administered centrally at our principal offices in Orlando, Florida through our Chief Operating Officer, while sales functions are administered through our Chief Sales Officer, and billing and collection services are provided through our Chief Financial Officer. We believe that this management structure provides control and consistency among our divisions and operating centers and allows us to implement standard policies and procedures across a large number of geographically remote operating centers.

Operating Systems and Controls

Our operating systems provide management with information to measure and evaluate key components of our operations. We have a proprietary billing system that is scalable and is used for substantially all of our billing sources, including Medicare, our largest source of revenues. All Medicare claims are aggregated, processed, archived, and transmitted to Medicare on a daily basis. The process is highly automated and has proven to be reliable and cost-effective.

Our billing and collection departments work closely with personnel at operating center locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. We communicate with our operating centers through an intranet-based system that provides our managers with detailed information that allows us to address operating efficiencies. We believe this reporting capability allows our managers to operate their businesses more effectively and more appropriately allocate their resources.

Payors

We derive the majority of our revenues from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix:

	Year Ended December 31,				Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
	1998	1999	2000	2001
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts)(1)	61.7%	61.7%	64.7%	67.0%	67.9%	69.1%
Commercial payors, including indemnity and HMOs	28.0%	29.0%	27.3%	25.8%	25.6%	25.1%
Private Pay	10.3%	9.3%	8.0%	7.2%	6.5%	5.8%

(1)	We generated no revenues from the Veterans Administration in 1998.

We contract with insurers and HMOs on a local and regional basis. We generally contract with those insurers and HMOs having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or HMOs on a national basis. Pursuant to our contracts with the Veterans Administration (VA), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to four or five one-year renewal periods unless terminated or not renewed by the VA. The reimbursement rates under the VA contracts are generally comparable to Medicare reimbursement rates.

Our company history

Rotech Healthcare Inc. was incorporated in the state of Delaware on March 15, 2002. Rotech Medical Corporation, our predecessor, was founded in 1981 and completed its initial public offering in 1984. Its subsequent growth was achieved in large part through the acquisition of a large number of small home medical equipment providers in non-urban markets. In October 1997, it was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly-owned subsidiary of IHS.

The bankruptcy case

On February 2, 2000, our predecessor, Rotech Medical Corporation, and its parent company, IHS, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002 and became effective on March 26, 2002.

Events Leading to the Commencement of the Chapter 11 Cases

The principal reason for the commencement of Rotech Medical Corporation’s Chapter 11 case was that Rotech Medical Corporation had jointly guaranteed approximately $2.3 billion of obligations of IHS, under credit agreements with IHS’ senior creditors. IHS defaulted on its obligations under those agreements in 1999. As a result, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation, filed voluntary bankruptcy petitions under Chapter 11 on February 2, 2000.

The Rotech Plan of Reorganization

On February 13, 2002, the Bankruptcy Court issued an order confirming Rotech Medical Corporation’s plan of reorganization, which became final on February 25, 2002. The plan of reorganization became effective on March 26, 2002. As a result of the reorganization, we are no longer a subsidiary of IHS.

Pursuant to the plan of reorganization, Rotech Medical Corporation’s creditors received all of our outstanding common stock and Rotech Medical Corporation has agreed to pay approximately $532 million in cash (including a $9 million priority tax claim that will be paid out over six years at an interest rate of 6% per year) to creditors and claimants in full satisfaction, release and discharge of claims asserted against Rotech Medical Corporation with respect to the period prior to February 2, 2000 plus certain claims which arose during the bankruptcy case. They also received all of the common stock of Rotech Medical Corporation. The plan of reorganization also provided for payment of certain expenses related to Rotech Medical Corporation’s operations during the pendency of its bankruptcy case, for expenses incurred in connection with the restructuring described below in “—Restructuring transaction and related transactions” and for our entry into senior secured credit facilities comprised of (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. For a more detailed description of some of the components of the plan of reorganization, see “—Senior Secured Credit Facilities” and “Management’s discussion and analysis of financial condition and results of operations.”

The plan of reorganization effected a recapitalization and it did not result in a reduction in the scope of our operations. As a result of the plan of reorganization becoming effective:

•	substantially all of Rotech Medical Corporation’s assets, business and operations were transferred to us;

•	certain claims and expenses were satisfied, including the guarantee claims against Rotech Medical Corporation by the senior creditors of IHS of approximately $2.3 billion, unsecured trade debt of which our liability is capped at $10 million, government claims arising out of Medicare billings asserted to be $48 million (plus claims in unliquidated amounts), subordinated debt claims of approximately $2 million, tax claims of approximately $9 million and other expenses related to the bankruptcy case;

•	the senior secured credit facilities were established;

•	we issued our 9½% senior subordinated notes due 2012 in an aggregate principal amount of $300,000,000 and we received net proceeds from the sale of the notes of approximately $290 million, after deducting the initial purchasers’ discount and our estimated expenses; and

•	we distributed the net proceeds from the sale of the notes to our predecessor as partial consideration in exchange for substantially all of the assets used in connection with its business and operations as part of the restructuring described under “—Restructuring transaction and related transactions.” We did not retain any of the proceeds from the sale of the notes for use in our business.

Major Settlements and Other Motions Approved by the Bankruptcy Court

Subsequent to the filing of the bankruptcy case on February 2, 2000, Rotech Medical Corporation was required to seek approval of the Bankruptcy Court for certain material decisions regarding its continued operations. The following summarizes the major matters approved during the bankruptcy case:

•	Settlement with the United States Federal Government. The federal government of the United States filed a $48 million claim against Rotech Medical Corporation claiming trebled damages with respect to an underlying $16 million claim relating to, among other things, claims arising from Medicare billings as well as claims in unliquidated amounts. Although Rotech Medical Corporation disputed the validity of the claims and the allowability of a trebled damage claim, in an effort to compromise this and other issues, Rotech Medical Corporation and the Department of Justice, or DOJ, entered into a settlement agreement dated on or about February 11, 2002. Pursuant to the terms of the settlement agreement, which was approved by the Bankruptcy Court on February 13, 2002, Rotech Medical Corporation has paid the federal government $17 million in cash in full settlement and satisfaction of the aforementioned claims and certain claims which arose during the bankruptcy case.

The parties to the settlement agreement are Rotech Medical Corporation and its subsidiaries and affiliates, the DOJ and the Office of Inspector General for the Department of Health and Human Services, or DHHS. On March 26, 2002, the effective date of the plan of reorganization, the DOJ provided a release of all administrative and civil monetary claims under the False Claims Act, Civil Monetary Penalties Law, Program Fraud Civil Remedies Act, common law theories of payment by mistake, unjust enrichment, breach of contract, and fraud for the covered conduct in the agreement. The Office of Inspector General also provided Rotech Medical Corporation with a release of its right to, with respect to covered conduct in the agreement, permissively exclude us from participating in federal health care programs.

In connection with the settlement agreement, Rotech Medical Corporation entered into a Corporate Integrity Agreement with the Office of Inspector General for the DHHS. As the successor to Rotech Medical Corporation, we are subject to the terms of the Corporate Integrity Agreement. See “—Corporate integrity agreement” for a description of the material terms of the Corporate Integrity Agreement.

•	Settlement with IHS. During the pendency of the Chapter 11 case, Rotech Medical Corporation and IHS operated pursuant to an integrated cash management system controlled by IHS. Pursuant to the settlement agreement with IHS, Rotech Medical Corporation and IHS have fully and finally satisfied the claims they have against each other by an allocation of $40 million in cash and a $5 million promissory note and the remainder of the cash on hand (approximately $40 million) was retained by IHS. Rotech Medical Corporation and IHS exchanged, effective as of the effective date of the plan of reorganization, general releases, which cover all intercompany claims against each other. As the successor to Rotech Medical Corporation, we are subject to the terms of the settlement agreement.

•	Settlement with CMS. IHS and its subsidiaries, including Rotech Medical Corporation, received reimbursement under Part B of Medicare. The Centers for Medicare and Medicaid Services, or CMS, had asserted that it overpaid IHS Part B Providers, including Rotech Medical Corporation, approximately $1.1 million in the aggregate for certain services and underpaid approximately $2.5 million in the aggregate for certain services. CMS was holding the underpayments in administrative freeze pending a resolution of its right to set them off against the overpayments. As part of a stipulation filed with the Bankruptcy Court, the parties agreed that CMS was permitted to off-set the underpayments against the overpayments and hold in administrative freeze the balance remaining after the off-set, subject to (A) mutual agreement by the parties or (B) an order from the Court concerning the disposition of said funds. Effective March 26, 2002, all of (A) CMS’s claims against IHS and its subsidiaries, including Rotech Medical Corporation, and (B) all of IHS’s and its subsidiaries’, including Rotech Medical Corporation’s, claims against CMS for underpayments arising under Medicare Part B before the February 13, 2002 settlement date have been released, subject to limited exceptions, including insurance obligations retained by IHS. The Bankruptcy Court signed the stipulation on April 12, 2002.

•	Key Employee and Executive Retention Programs. To encourage certain key employees to remain with Rotech Medical Corporation during the reorganization process and after emergence from bankruptcy, Rotech Medical Corporation proposed, and the Bankruptcy Court approved, key employee and executive retention programs by orders dated June 21, 2000 and January 22, 2001, respectively. Under these programs, three executives and 82 other key employees became entitled to quarterly bonuses throughout the pendency of the bankruptcy proceeding, up to a maximum aggregate of approximately $5 million annually in retention bonus payments. Each key employee received annual bonuses generally ranging from 25% to 100% of each such employee’s salary. As a condition to participation in the programs, each key employee agreed to a six-month non-compete obligation. Payments under this bonus plan ceased upon our predecessor’s emergence from bankruptcy.

•

Settlement Agreement with a Former Executive. On July 26, 2000, the Bankruptcy Court approved a separation agreement with Stephen P. Griggs, Rotech Medical Corporation’s former president, under which IHS agreed to pay to Mr. Griggs $3 million in the following manner: $1 million in September 2000, which was paid, and $2 million payable in equal monthly installments over a period of three years beginning in September 2000. The agreement imposes upon Mr. Griggs various post-termination obligations, including non-competition, non-solicitation and confidentiality obligations. As part of the agreement, Mr. Griggs also waived all claims against Rotech Medical Corporation and its subsidiaries and relinquished certain equity rights he had in IHS.

•	Rejection of Executory Contracts and Unexpired Leases. At the commencement of the bankruptcy case, Rotech Medical Corporation was party to numerous nonresidential real property leases, equipment leases and other “executory” contracts. (Although there is no precise definition of what constitutes an executory contract, the term generally includes contracts with respect to which performance remains due to some extent on both sides.) Rotech Medical Corporation rejected more than 425 leases and contracts in connection with its bankruptcy proceedings, each of which it believed would not be important to future operations. Under the Bankruptcy Code, the other party to the lease or contract which has been terminated has the right to receive damages arising from such termination. These parties became unsecured creditors of Rotech Medical Corporation with respect to their claims and their claims have been satisfied under the plan of reorganization. All leases and contracts that continued after emergence from bankruptcy were assigned to us in connection with the restructuring described in “—Restructuring transaction and related transactions.”

Other Information

•	Fresh-start Reporting. Upon emergence from bankruptcy, completion of the restructuring and the transfer of substantially all of Rotech Medical Corporation’s assets to us, we implemented “fresh-start” reporting. Under fresh-start reporting, assets have been revalued and certain accounting adjustments have been made in accordance with generally accepted accounting principles. As a result of adopting “fresh-start” reporting and emerging from bankruptcy, historical financial information may not be comparable with financial information for those periods after emergence from bankruptcy. In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity.

•	Agreement Related to Taxes. In connection with the plan of reorganization, we entered into a Tax Sharing Agreement with Rotech Medical Corporation and IHS which sets forth our respective rights and obligations with respect to taxes arising from and in connection with the implementation of the plan of reorganization. The Tax Sharing Agreement sets forth that the parties to the agreement would, for tax purposes, treat the transfer of Rotech Medical Corporation’s assets to us as a taxable event rather than as a tax-free reorganization. An election was made under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under analogous state and local law, with respect to the transfer of Rotech Medical Corporation’s assets to us. As a result of such election, we will be able to account for the acquisition of the stock of all of the subsidiaries as if we had acquired the assets of those subsidiaries for income tax purposes. This deemed asset purchase agreement will result in some increase in the immediate tax cost of the restructuring, but our tax basis used in calculating depreciation and amortization deductions for these assets will increase substantially, resulting in future tax savings. We believe that the present value of such future tax savings will be significantly greater than the increase in current tax costs.

The parties have agreed to provide assistance to each other in the preparation and filing of tax returns, defending audits and related matters. We have agreed to indemnify Rotech Medical Corporation and IHS for all taxes attributable to us and incurred in connection with the implementation of the plan of reorganization and will indemnify Rotech Medical Corporation and IHS for all taxes that they incur as a result of the Section 338(h)(10) and similar elections described above, other than up to $2 million of certain specified taxes. Also, IHS has agreed to indemnify us and Rotech Medical Corporation for all taxes attributable to IHS and its subsidiaries that are not also subsidiaries of us or Rotech Medical Corporation.

Senior secured credit facilities

On March 26, 2002, we entered into senior secured credit facilities for up to $275 million, with UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as arrangers, Goldman Sachs Credit Partners, L.P., as syndication agent, UBS AG, Stamford Branch, as administrative agent, and a syndicate of other financial institutions. The senior secured credit facilities consist of:

•	a $75 million five-year revolving credit facility; and

•	a $200 million six-year term loan facility.

The amount available for borrowings under the revolving credit facility is the lesser of (a) the total commitment amount of the revolving credit facility minus the aggregate outstanding balance of revolving credit loans (including obligations in respect of letters of credit) and (b) certain percentages of our and our domestic subsidiaries’ eligible accounts receivable, eligible inventory and eligible property, plant and equipment, minus the aggregate outstanding balance of revolving credit loans (including obligations in respect of letters of credit) and the term loans.

The term loan was drawn in full on the consummation of our predecessor’s plan of reorganization, which occurred contemporaneously with the sale of our 9 1/2% senior subordinated notes due 2012. The term loan is amortized with 1% of the term loan payable in each of the first five years and 95% of the initial aggregate term loan to be payable in year six. As of December 31, 2002, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $5.0 million have been issued under this credit facility.

Interest rates and fees

The interest rates per annum applicable to the senior secured credit facilities is LIBOR or, at our option, the alternate base rate, which is the higher of (a) the rate of interest publicly announced by UBS AG as its prime rate in effect at its Stamford Branch, and (b) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin (as defined below). The applicable margin (a) with respect to the revolving credit facility, is determined in accordance with a performance grid based on our consolidated leverage ratio and ranges from 3.25% to 2.25% in the case of Eurodollar rate advances and from 2.25% to 1.25% in the case of alternate base rate advances, and (b) with respect to the term loan facility, is 3.00% in the case of Eurodollar rate advances and 2.00% in the case of alternate base rate advances. The default rate on the senior secured credit facilities is 2.00% above the otherwise applicable interest rate. We are also obligated to pay a commitment fee ranging, depending on usage, from 0.75% to 0.50% on the unused portion of our revolving credit facility.

Covenants

The senior secured credit facilities contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business.

Security and guarantees

Our obligations under the credit facilities are guaranteed by each of our direct and indirect domestic subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries.

All obligations under the credit facilities and the guarantees are secured by a perfected first priority security interest in substantially all of our tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of our direct and indirect subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries and limited, in the case of each foreign subsidiary, to 65% of the value stock of such entity.

Restructuring transaction and related transactions

Pursuant to its plan of reorganization, on March 26, 2002, Rotech Medical Corporation transferred to us substantially all of the assets it used in connection with its businesses and operations (including stock of substantially all of its subsidiaries). Rotech Medical Corporation has retained certain assets that are not material to the continuation of the businesses and operations as they were conducted immediately prior to the restructuring. The assets transferred to us are subject to, and we assumed sole and exclusive responsibility for, (a) all claims, liabilities and obligations of Rotech Medical Corporation and its subsidiaries incurred after February 2, 2000 to the extent not paid on or prior to the effective date of the plan of reorganization, other than any claims, liabilities and obligations directly relating to assets retained by Rotech Medical Corporation, and (b) any tax liabilities of Rotech Medical Corporation and its subsidiaries for periods ending on or before the effective date of the plan of reorganization to the extent payable after such date (whether or not relating to the transferred assets), including, without limitation, any taxes incurred in connection with the transfer of the assets.

In consideration for the transfer of the assets from Rotech Medical Corporation to us we transferred to Rotech Medical Corporation (a) 25,000,000 shares of our common stock which represents all of our outstanding shares of common stock, (b) the net proceeds from the offering of our 9½% senior subordinated notes due 2012 and the net proceeds of the $200 million term loan, which have been used to fund a portion of the cash distributions made by Rotech Medical Corporation on the effective date of its plan of reorganization and (c) a promissory note payable by IHS in the principal amount of $5 million. See “—Senior secured credit facilities” for a description of the term loan.

Our certificate of incorporation authorizes us to issue up to 250,000 shares of Series A Convertible Redeemable Preferred Stock with an aggregate face value of $5 million. Concurrently with the effectiveness of the plan of reorganization, we issued all of the shares of Series A Convertible Redeemable Preferred Stock to our employee profit sharing plan. See “Security ownership of certain beneficial owners and management—Employee profit sharing plan” for a detailed description of the profit sharing plan.

Pursuant to its plan of reorganization, Rotech Medical Corporation was required to make distributions to its creditors, including our common stock (which was to be distributed only to the senior bank creditors), the common stock of Rotech Medical Corporation and the cash and term note transferred by us to Rotech Medical Corporation in consideration for the assets transferred to us. We have been informed by the transfer agent for our common stock that, our common stock was distributed to the creditors of Rotech Medical Corporation on or about July 12, 2002. Accordingly, all of the issued and outstanding shares of our common stock were, upon distribution, owned by Rotech Medical Corporation’s senior bank creditors.

After giving effect to the restructuring, we have no continuing relationship with Rotech Medical Corporation except that immediately after the restructuring its board of directors consisted of certain of our executive officers and immediately after the restructuring we were owned by the same shareholders. None of our executive officers or directors currently serve on the board of directors of Rotech Medical Corporation.

Corporate integrity agreement

Rotech Medical Corporation and the Office of Inspector General of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement.

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs.

The Corporate Integrity Agreement is for a term of five years. It imposes upon us (including in most instances our officers, directors, employees and others) various training requirements, as well as the need to have certain policies and procedures in place. It also requires that we have a Compliance Officer, several “Compliance Liaisons,” and a Compliance Committee.

The Corporate Integrity Agreement requires us to conduct internal claims reviews relating to our billing of the federal Medicare program, as well as systems reviews if warranted. It sets forth a role for an Independent Review Organization in these reviews although, provided that we meet certain conditions, the Independent Review Organization’s role becomes more limited in later years. Both we and the Independent Review Organization must file reports of the reviews with the Office of Inspector General of the DHHS. KPMG LLP acts as our Independent Review Organization under the Corporate Integrity Agreement.

The Corporate Integrity Agreement also mandates that we have certain procedures in place with respect to our acquisition process. More specifically, we are required to have an Acquisition Committee which approves all acquisitions before they are consummated. As part of the acquisition process, we will be required to conduct operational and file reviews of potential entities in which we might acquire an interest. Assuming that we decide to acquire an entity, we will be required to provide a report to the Office of Inspector General of the DHHS indicating that we followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

The Corporate Integrity Agreement restricts us from hiring any person or contractor who is ineligible to participate in federal health care programs, federal procurement or federal non-procurement programs or has been convicted of a criminal offense related to the provision of health care items or services. We are obligated to conduct ongoing reviews of the qualifications of all of our employees and contractors. If a current employee or contractor is or becomes an ineligible employee as contemplated by the Corporate Integrity Agreement, such individual must be relieved of any responsibility for, and removed from any involvement with, our business operations relating to federal health care programs.

As part of the Corporate Integrity Agreement, we also have certain obligations with respect to repayment of identified overpayments and reporting of “Material Deficiencies” we may learn of with respect to our relationship with federal health care programs. We also must submit annual reports to the Office of Inspector General of the DHHS regarding our compliance with the Corporate Integrity Agreement generally. To the extent that we violate the terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

Government regulation

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry is also subject to frequent regulatory change. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care and other patients. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties, and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

Recently, the federal government made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons over 65 and the disabled. The Medicaid program, also established by

Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. A substantial portion of our revenue is attributable to payments received from the Medicare and Medicaid programs.

Medicare Legislation. Our business was significantly impacted by The Balanced Budget Act of 1997, or BBA 97, which reduced Medicare reimbursement rates for home oxygen therapy and respiratory drugs by 25% and 5%, respectively, effective January 1, 1998. An additional reimbursement reduction of 5% on home oxygen therapy became effective on January 1, 1999. The BBA 97 also imposed a freeze on Consumer Price Index based reimbursement rate increases for 1998 through 2002.

In December 2000, federal legislators enacted the SCHIP Benefits Improvement and Protection Act of 2000 or BIPA. Among other items, this legislation provides the home health care services industry with some relief from the effects of the BBA 97. BBA 97 had frozen the full annual cost of living adjustment (based on Consumer Price Index for certain equipment and services) for each of the years 1998 through 2002. The Medicare, Medicaid and BIPA provides reinstatement in 2001 of the full annual cost of living adjustment (based on the Consumer Price Index) for certain durable medical equipment. The Medicare Balanced Budget Refinement Act of 1999, or BBRA also mitigated some of the effects of the BBA 97. However, these measures did not restore reimbursement rates to their prior levels. In addition, further reimbursement reductions may be made in the future.

In May 2002, the United States General Accounting Office or GAO issued a report which concluded that Medicare’s payments for home health services were significantly higher than the estimated costs of home health care and recommended that the further reductions in payments to home care companies should be generally implemented.

The BBA 97 granted authority to the Secretary of the DHHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the BBRA, reimbursement reductions proposed under the inherent reasonableness procedure had been delayed pending (1) a study by the General Accounting Office which was completed in July 2000 and which examined the use of the authority granted under this procedure and (2) promulgation by CMS (formerly, the Health Care Financing Administration, or HCFA) of a final rule implementing the inherent reasonableness authority. On February 11, 2003, CMS made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or grossly deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Part B.

During 2000, DHHS wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry’s basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider’s acquisition cost. However, it would not have covered the costs of preparing, delivering or administering the drugs to the patients. Under current reimbursement schedules, these costs are implicitly covered in the reimbursement for the drug cost. The health care services industry has objected to the DHHS’ recommendation primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies. If providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access may be jeopardized.

In September 2001, the GAO issued a report which concluded that the price paid by Medicare for drugs, including nebulizer medications, is significantly in excess of the average cost paid for these medications by other participants in the health care industry. The report recommended that CMS establish Medicare payment levels for these drugs and related services that are more closely related to their costs.

In addition, some states have adopted or are contemplating adopting some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. These findings by the GAO and changes in pricing methodology may reduce the level of reimbursement received by us and may cause us to re-evaluate our participation in the Medicaid program in one or more states.

The BBA 97 also mandated that CMS conduct competitive bidding demonstrations for Medicare Part B items and services. The first demonstration commenced October 1999 in Polk County, Florida. The second demonstration commenced February 2001 in the San Antonio, Texas area and covers the counties of Bexar, Comal and Guadalupe. The competitive bidding demonstrations could provide the CMS and Congress with a model for implementing competitive pricing in all Medicare programs. In light of the results of these demonstrations, federal lawmakers are now considering expanding competitive bidding to the national level, which could reduce the number of suppliers providing items and services to Medicare beneficiaries and the amounts paid for such items and services. If such a competitive bidding system were implemented, it could result in lower reimbursement rates and/or the loss of our ability to provide services in certain regions, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

Professional Licensure

Nurses, pharmacists and other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to assure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure or certification laws.

Pharmacy Licensing and Registration

State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state and that companies delivering pharmaceuticals into a particular state be licensed to do so in that state. We believe that we substantially comply with all state licensing laws applicable to our business. If we are unable to maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act

Laws enforced by the Food and Drug Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where the applicant dispenses controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. The Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. We maintain federal and state controlled substance registrations for each of our operating centers that require such registration and follow procedures intended to comply with all such documentation, record-keeping and storage requirements.

Claims Audits

Durable medical equipment regional carriers are private organizations that contract to serve as the government’s agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

The Anti-Kickback Statute

As a provider of services under the Medicare and Medicaid programs, we are subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback statute”). At the federal level, the Anti-Kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs. The Office of the Inspector General of the DHHS has published regulations that identify a limited number of specific business practices that fall within safe harbors which are deemed not to violate the Anti-Kickback statute. Although we attempt to structure our business relationships to meet safe harbor requirements, it is possible that not all of our business relationships comply with the mandated elements of one or more safe harbors. Conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct per se illegal. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion.

In addition, a number of states in which we operate have laws that prohibit certain direct or indirect payments (similar to the Anti-Kickback statute) as well as if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Some states’ anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states’ anti-fraud and anti-kickback laws apply to all health care goods and services, regardless of whether the source of payment is governmental or private. Further, many states prohibit revenue sharing or fee splitting arrangements between physicians and other third parties. Possible sanctions for violation of these restrictions include exclusion from state-funded health care programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for “designated health services” if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. On January 4, 2001, the CMS issued the first of two phases of final regulations to clarify the meaning and application of Stark II. The CMS has not stated when Phase II will be issued; however, Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain “indirect compensation arrangements,” “fair market value” transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new “knowledge” exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. Phase I of the final regulations became effective on January 4, 2002, except with respect to physician pay arrangements, which became effective on January 4, 2003. In addition, a number of the states in which we operate have similar or broader prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

False Claims

We are subject to state and federal laws that govern the submission of claims for reimbursement. The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs. In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present false or fraudulent claims or documentation to the government.

The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a health care provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. Even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. Although a corporate insider is often the plaintiff in such actions, an increasing number of outsiders are pursuing such suits.

In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against health care providers has increased dramatically. In addition, at least five states—California, Illinois, Florida, Tennessee and Texas—have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a health care provider from the state (e.g., Medicaid funds provided by the state).

Health Insurance Portability and Accountability Act of 1996

Subtitle F of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) was enacted to improve the efficiency and effectiveness of the health care system through the establishment of standards and requirements for the electronic transmission of certain health information. HIPAA requires the Secretary of the DHHS to promulgate regulations establishing standards and protections for health information systems, including standards for the following:

•	the development of electronic transactions and code sets to be used in those transactions;

•	the development of unique health identifiers for individuals, employers, health plans, and health care providers;

•	the security of individual health information;

•	the transmission and authentication of electronic signatures; and

•	the privacy of individually identifiable health information.

HIPAA requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates, and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. To date, the Department of Health and Human Services has released three standards. One governing health care transactions, the second relating to the privacy of individually identifiable health information pursuant to which all patient identifiable health information must be maintained in confidence and may not be disclosed without the consent or authorization of the patient except under certain permitted circumstances and the third standard governs the security of health information. We generally have two years from the effective date of these standards to comply. We have to comply by October 16, 2003 for the transaction standards, by April 14, 2003 for the privacy standards, and by April 21, 2005 for the security standards which has an effective date of April 21, 2003. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, the law may require significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

We have evaluated the rules as published to date to determine the effects of the rules on our business, and we believe that we will have taken the appropriate steps to ensure that we will substantially comply with the rules when they go into effect.

HIPAA also has created new health care related crimes, and granted authority to the Secretary of the DHHS to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.

New crimes under HIPAA include:

•	knowingly and willfully committing a federal health care offense relating to a health care benefit program; and

•	knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

These provisions of HIPAA create criminal sanctions for situations that were previously handled exclusively through civil repayments of overpayments, off-sets and fines. We believe that our business arrangements and practices comply with HIPAA. However, a violation could subject us to penalties, fines or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenue or profits.

Compliance Program

In addition to our Corporate Integrity Agreement with the Office of Inspector General, we have voluntarily implemented several programs to monitor compliance with federal and state laws and regulations applicable to health care entities which are designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes a code of ethical conduct for our employees and affiliates and a process for reporting regulatory or ethical concerns to our compliance officer, including a toll-free telephone hotline. We believe that our compliance program meets the relevant guidance provided by the Office of Inspector General of the DHHS. An important part of our compliance program consists of conducting periodic reviews of various aspects of our operations. It also includes mandatory education programs designed to keep our employees updated and informed on developments with respect to the fraud and abuse laws and other regulatory requirements and to remind all our employees of our policy of strict compliance in this area. During our period of bankruptcy restructuring, we made several improvements to our compliance department including:

•	increasing the size of our compliance department;

•	consolidation of billing centers and independently reviewing patient files;

•	development of a new compliance manual and mandatory nationwide training program; and

•	increased compliance communications, including mandatory viewing of a compliance video as well as a new monthly compliance newsletter and increased responsiveness to all inquires.

Health Care Reform Legislation

Economic, political and regulatory influences are subjecting the health care industry in the United States to fundamental change. Health care reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which we operate periodically consider various health care reform proposals. We anticipate that federal and state government bodies will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict, which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our business and results of operations.

Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.

Suppliers

We purchase our supplies from a variety of independent suppliers. We are not dependent upon any one supplier, and believe that our supplies can be provided by several suppliers. However, we have firm purchase commitments with some of our suppliers. We have long-standing relationships with most of our largest national suppliers in each product category. We typically focus on one or two suppliers in each product category in an effort to maximize delivery efficiency and gross margins.

Sales

We believe that the sales and marketing skills of our employees have been instrumental in our growth to date and are critical to our future success. We provide marketing, training, product and service information to all of our technical personnel through our intranet and through seminars conducted on a company-wide basis so that they can communicate effectively with physicians about our equipment and services. We emphasize the cross-marketing of all our equipment and services to physicians with which we have already developed professional relationships.

Quality control

We are committed to providing consistently high quality equipment and services. Our quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual patient needs and to provide a high level of quality assurance and convenience to the patient and the referring physician. Licensed respiratory therapists and registered nurses provide professional health care support.

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. Since accreditation is expensive and time consuming, not all providers choose to undergo the process. We believe that JCAHO accreditation not only is indicative of our commitment to providing consistently high quality equipment and services, but that it may also provide us with a competitive advantage over our competitors who do not seek or have not received accreditation. Currently, 98% of our operating centers are accredited by JCAHO, and the remainder are scheduled for an accreditation survey during 2003.

Competition

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc. and American Home Patient, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of small (under $5 million in revenues), local operations. We also face competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. We believe that the primary competitive factors most important in the regional and local markets are:

•	reputation with referral sources, including local physicians and hospital-based professionals;

•	access and responsiveness;

•	overall ease of doing business;

•	quality of care and service; and

•	range of home medical equipment and services.

We believe that it is important to be able to offer a broad range of complementary equipment and services to provide patients access through a single source. We believe that we compete effectively with respect to all of the above factors and that we have an established record as a quality provider of a range of complementary home medical equipment and services.

Insurance

Our business is subject to general liability, products liability, workers’ compensation, personal injury, medical malpractice and other liability claims that are generally covered by insurance. Prior to emergence from bankruptcy, Rotech Medical Corporation was covered by insurance policies held by IHS. In connection with the plan of reorganization and separation from IHS’ operations, we obtained insurance policies which became effective upon Rotech Medical Corporation’s emergence from bankruptcy. These policies have total coverage limits of approximately $50 million per occurrence and $50 million in the aggregate annually. The policies contain various levels of deductibles and self-insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. These insurance policies are subject to annual renewal. We believe that coverage in these amounts is appropriate based upon historical claims and the nature and risks of our business.

Employees

Currently, we have approximately 5,200 full time employees. Our employees are not currently represented by a labor union or other labor organization.

Principal executive office and website access to information

Our principal executive offices are located at 2600 Technology Drive, Suite 300, Orlando, Florida, 32804 and our telephone number there is (407) 822-4600. Our internet address is www.rotech.com. Information contained on the website is not a part of this annual report.

We will make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “Commission”).

Factors that may affect future results of operations

A substantial percentage of our revenue is attributable to Medicare and, to a lesser extent, Medicaid. Our business may be significantly impacted by changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with these programs.

A substantial percentage of our revenue is attributable to Medicare and, to a lesser extent, Medicaid. The remainder of our billings are paid by other third-party payors, including private insurers, and by the patients themselves. Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for 64.7% and 67.0% of our revenues for fiscal 2000 and 2001, respectively, 67.9% of our revenues for three months ended March 31, 2002 and 69.1% of revenues for the nine months ended December 31, 2002.

Reimbursement from Medicare, Medicaid and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal of Veterans Administration contracts, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care by lowering reimbursement rates.

Rotech Medical Corporation’s business was significantly impacted by the Balanced Budget Act of 1997, or BBA 97, which reduced Medicare reimbursement rates for home oxygen therapy and respiratory drugs by 25% and 5%, respectively, effective January 1, 1998. An additional reimbursement reduction of 5% on home oxygen therapy became effective on January 1, 1999. The BBA 97 also imposed a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002. The Medicare Balanced Budget Refinement Act of 1999, or BBRA, and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, provide some relief from the Consumer Price Index-based reimbursement rate freeze and other provisions contained in the BBA 97. However, these measures did not restore reimbursement rates to their prior levels. In addition, further reimbursement reductions may be made in the future.

The Department of Health and Human Services, or DHHS, has held discussions regarding, and continues to review a possible reduction in, reimbursement by Medicare for certain pharmaceuticals, including nebulizer medications. In September 2001, the United States General Accounting Office issued a report which suggested that the price paid by Medicare for nebulizer medications is significantly higher than the average price paid for these medications by other participants in the health care industry. We are unable to predict with certainty whether any reduction in reimbursement by Medicare for nebulizer medications will occur or the possible extent of any such reduction. A reduction in reimbursement by Medicare for nebulizer medications could cause our revenues and profitability to decline.

The BBA 97 also made it easier for states to reduce their Medicaid reimbursement levels. In some cases, states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures.

The BBA 97 also mandated that the Centers for Medicare and Medicaid Services, or CMS (formerly known as the Health Care Financing Administration, or HCFA), conduct competitive bidding demonstrations for certain Medicare services, two of which are currently being conducted. The competitive bidding demonstrations could provide CMS and Congress with a model for implementing competitive pricing in all Medicare programs. In light of the results of these demonstrations, federal lawmakers are now considering expanding competitive bidding to the national level, which could reduce the number of suppliers providing items and services to Medicare beneficiaries and the amounts paid for such items and services. If such a competitive bidding system were implemented, it could result in lower reimbursement rates and/or the loss of our ability to provide services in certain regions, exclude certain items and services from coverage or impose limits on increases in reimbursement rates.

Our business may be significantly impacted by changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid. Payments from governmental or private payors may not remain at levels comparable to present levels and, in the future, may not be sufficient to cover costs allocable to patients eligible for reimbursement pursuant to these programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that we submit a claim for reimbursement to a payor and the time that the reimbursement amounts are settled and received by us.

We are subject to periodic audits by Medicare and Medicaid programs, and the oversight agencies for these programs have rights and remedies they can assert against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. We could also be subject to fines, criminal penalties or program exclusions.

Private payors also reserve rights to conduct audits and make monetary adjustments. See “Business—Government regulation” for a discussion of recent efforts by government payors to reduce health care costs.

Failure to maintain current levels of collectibility of our accounts receivable would likely have a significant negative impact on our profitability and cash flow.

Billing and collection for our services is a complex process requiring constant attention and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures.

We are paid for our services by various payors, including patients, insurance companies, Medicare, Medicaid and others, each with distinct billing requirements. We recognize revenue when we provide services to patients. However, our ability to collect these receivables is dependent on our submissions to payors of accurate and complete documentation. In order for us to bill and receive payment for our services, the physician and the patient must provide appropriate billing information. Following up on incorrect or missing information generally slows down the billing process and the collection of accounts receivable. Failure to meet the billing requirements of the different payors could result in a decline of our revenues, profitability and cash flow.

Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. There can be no assurance that we will be able to maintain our current levels of collectibility or that third-party payors will not experience financial difficulties. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will decline.

In addition, in connection with our ongoing consolidation of billing centers, we have experienced in the past short-term disruptions in our operations and collection efforts. If we experience such disruptions in the future, our revenues, profitability and cash flow may decline.

Our business, including our participation in the Medicare and Medicaid program, is subject to extensive laws and government regulations. Failure by us to comply with these laws and regulations could subject us to severe sanctions and have a significant negative impact on our operations.

We are subject to stringent laws and regulations at both the federal and state levels, including with respect to:

•	billing matters including substantiation and record keeping requirements;

•	prohibitions on fraud and abuse, kickbacks, rebates and fee splitting;

•	licensing and certification requirements;

•	confidentiality, privacy and security issues in connection with medical records and patient information;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	qualifications of health care and support personnel;

•	quality of durable medical equipment and other medical equipment;

•	handling, distribution and disposal of pharmaceutical products and medical waste;

•	quality assurance; and

•	occupational safety.

Existing United States laws governing Medicare and state health care programs such as Medicaid, as well as similar laws enacted in many states, impose a broad variety of prohibitions on soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration, payment or benefit for the referral of a patient for services or products reimbursable by Medicare or a state health care program. The federal government has published regulations that provide exceptions or “safe harbors” for business transactions that will be deemed not to violate these prohibitions. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in Medicare and state health care programs.

The federal and state “Stark Laws” impose a broad range of restrictions upon referring physicians (and their immediate family) and providers of certain designated health services under Medicare and state health care programs, including restrictions on financial relationships between the referring physicians and the providers of the designated health care services. Services which we provide are classified as designated health services and fall within the regulatory scope of the Stark Laws. Significant criminal, civil and administrative penalties may be imposed for violation of these laws.

We are also subject to strict licensing and safety requirements by the federal government and many states. Furthermore, many state laws prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine.

In addition, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies, as well as their executives and managers. These investigations relate to a wide variety of matters, including referral and billing practices. Further, amendments to the False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

The Office of the Inspector General of the DHHS and the Department of Justice, or DOJ, have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. We have recently entered into a settlement agreement with the DOJ and the DHHS to settle claims against Rotech Medical Corporation relating to certain Medicare and Medicaid billings. In addition, we or our executives could be included in other governmental investigations or named as defendants in private litigation, resulting in adverse publicity against us.

If we fail to comply with these laws and regulations, we could be subject to civil and/or criminal penalties, demands from the government for refunds or recoupment of amounts previously paid to us by the government, facility shutdowns and possible exclusion from participation in federal health care programs such as Medicare and Medicaid, any of which could have a significant negative impact on our operations. Some statutes and regulations, principally in the area of billing, have not been interpreted by the courts and may be interpreted or applied in a manner that might adversely affect us. In addition, changes in health care law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on our business and results of operations.

Lack of accreditation of our operating centers by the Joint Commission on Accreditation of Healthcare Organizations could result in a decline in our revenues.

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. Since accreditation is expensive and time consuming, not all providers choose to undergo the process. We believe that JCAHO accreditation not only is indicative of our commitment to providing consistently high quality equipment and services, but that it also provides us with a significant competitive advantage over our competitors who do not seek or have not received accreditation. If our operating centers that are not yet accredited by JCAHO do not ultimately become JCAHO accredited, or if future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues.

If we fail to comply with our Corporate Integrity Agreement or the terms of our settlement with the federal government, we could be subject to severe sanctions and be excluded from participating in federal and state health care programs, as well as adverse publicity, which could result in a material decrease in our revenue and seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business.

On February 11, 2002, Rotech Medical Corporation entered into a Corporate Integrity Agreement with the DHHS. We have assumed the obligations under this agreement (and the settlement with the federal government) in connection with the restructuring described under “Business—Restructuring transaction and related transactions.” Under the Corporate Integrity Agreement, which was entered into in connection with settlement of claims made against Rotech Medical Corporation by the federal government, Rotech Medical Corporation agreed to implement procedures designed to ensure compliance with the requirements of Medicare, Medicaid and all other federal health care programs. The Corporate Integrity Agreement is effective for five years. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews relating to our Medicare billing, which are audited by an Independent Review Organization (currently KPMG LLP). Both we and the Independent Review Organization must file reports of the reviews with the Office of Inspector General of the Department of Health and Human Services. As a result of these audits we may be required to refund certain payments to the federal government and/or be subject to penalties resulting from such overpayments. In addition, failure by us to comply with the Corporate Integrity Agreement could subject us to substantial monetary penalties, exclusion from participation in federal health care programs, as well as adverse publicity, which could seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business, and could result in a deterioration in our financial condition and results of operations. See “Business—Corporate integrity agreement” for a more detailed description of the terms of the Corporate Integrity Agreement.

Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor.

Upon our predecessor’s emergence from bankruptcy, we adopted fresh-start reporting. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. Any portion not attributed to specific tangible or identified intangible assets is reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. Within the implementation of fresh-start reporting, the book value of our fixed assets and amortization schedules has changed. Accordingly, you will not be able to compare certain information reflecting our results of operations and financial condition to those of our predecessor for periods prior to its emergence from bankruptcy.

We recently uncovered a pattern of falsified bulk sales of equipment to the Department of Veterans Affairs, as well as certain improperly recorded revenues from non-bulk VA service contracts.

In late June 2002, we discovered that an independent contractor (who was also a former employee) had falsified certain bulk sales to the Department of Veterans Affairs (“VA”) by fabricating documentation for nonexistent sales of medical equipment in bulk to the VA. Upon learning of these falsified sales, we promptly:

•	brought the matter to the attention of the relevant government authorities;

•	terminated the independent contractor;

•	retained a nationally recognized law firm and a government contracts consulting firm to conduct a comprehensive internal investigation; and

•	commenced working with our independent certified public accountants to determine the appropriate accounting treatment.

The investigation confirmed the existence of a pattern of falsified bulk sales of equipment to the VA, as well as certain improperly recorded revenues from non-bulk VA service contracts. The total of the falsified sales was originally recorded to our books and records as net revenue of $30.4 million. Of this amount, $14.8 million was recorded during the six-month period from October 1, 2001 to March 31, 2002. In addition, $8.1 million of receivables associated with non-bulk VA service contracts have been reversed. In connection with the investigation, we have recovered approximately $12.5 million of medical equipment inventory, virtually all of which is in resalable condition. Although we have concluded our investigation, it is possible that our investigation did not uncover every instance of fraudulent activity.

As a result of the investigation, we restated our consolidated financial statements for each of the years ended December 31, 1999, 2000 and 2001 and for the three months ended March 31, 2002. The restatement reflects a net after-tax charge of $14.1 million over a three-year period. The principal adjustments comprising the restatements are summarized in the section captioned “Legal Proceedings—Restatement of financial results” on page 32 of this report.

The consultants who assisted us with the investigation made certain recommendations to improve controls for our non-core businesses to supplement our existing procedures for our core business. Although we are currently implementing their recommendations, including stricter segregation of employee responsibilities, enhanced government contracts administration and ongoing internal financial audits, the implementation of these recommendations may not be adequate to prevent all future occurrences of any similar fraudulent activity by any other independent contractors, agents or employees.

From 1997 until its emergence from bankruptcy, our predecessor, Rotech Medical Corporation operated as a wholly-owned subsidiary of Integrated Health Services, Inc., which also filed for bankruptcy protection in February 2000. It is possible that our prior affiliation with IHS, the bankruptcy proceeding or the separation from IHS will adversely affect our operations going forward.

From September 1981 until October 1997, our predecessor, Rotech Medical Corporation operated as an independent company. In October 1997, Rotech Medical Corporation was acquired by and became a wholly-owned subsidiary of IHS, a large publicly-held provider of post-acute and related specialty health care services and products and became its wholly-owned subsidiary. On February 2, 2000, IHS and substantially all its subsidiaries, including Rotech Medical Corporation, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The plan of reorganization of Rotech Medical Corporation was confirmed by the Bankruptcy Court on February 13, 2002 and became effective on March 26, 2002. We believe that filing for bankruptcy protection adversely affected Rotech Medical Corporation’s ability to obtain patient referrals and to attract and retain employees. Although we are no longer a subsidiary of IHS, Rotech Medical Corporation’s prior affiliation with IHS or the fact that Rotech Medical Corporation was involved in its own bankruptcy proceeding could continue to adversely affect our ability to obtain patient referrals and attract and retain employees in the future.

In addition, as a subsidiary of IHS, we relied on IHS for certain services, including integrated cash management services and insurance coverage. Consequently, we may incur increased costs as a stand-alone company than those incurred as a subsidiary of IHS and reflected in our historical financial statements. Further, IHS also provided Rotech Medical Corporation with some of the capital it used to make acquisitions. It is possible that our separation from IHS could result in increased costs in our operations going forward.

We are engaged in a series of restructuring activities to strengthen our organizational structure.

Prior to and during its bankruptcy proceeding, our predecessor, Rotech Medical Corporation, initiated a series of restructuring activities to strengthen its organizational structure and reposition itself for future growth. These actions included selective reduction in headcount, renegotiation of certain vendor contracts, substantial reduction in the number of billing centers, discontinuation of certain product lines and branch locations, centralization of certain administrative functions (including billing and purchasing), development and implementation of an advanced information and billing system, and enhancement of regulatory compliance programs. These restructuring activities are not yet complete and, as the successor to Rotech Medical Corporation, we are continuing to implement certain of these restructuring activities. Although we have been successful in implementing many of these measures, if we are unable to complete the contemplated restructuring on satisfactory terms or at all, our ability to attain our business strategy and goals will be adversely affected.

If we do not comply with laws and regulations governing the confidentiality of medical information, we could be subject to criminal penalties and civil sanctions.

In 1996, the Health Insurance Portability and Accountability Act (HIPAA) was enacted to, among other things, protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses.

HIPAA requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates, and patients. These include standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. To date, the DHHS has released two standards, one governing health care transactions and the second relating to the privacy of individually identifiable health information pursuant to which all patient identifiable health information must be maintained in confidence and may not be disclosed without the consent or authorization of the patient except under certain permitted circumstances. Rules governing the security of health information have been proposed but not finalized. We generally have two years from the effective date of these standards to comply. We have to comply by October 16, 2003 for the transaction standards, and by April 14, 2003 for the privacy standards. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, the law may require significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

In addition to cost containment initiatives associated with Medicare and Medicaid, we are affected by continuing efforts by private third-party payors to control their costs. If we lower our prices due to pricing pressures from private third-party payors, our results of operations and financial condition would likely deteriorate.

Private payors continually seek to control the cost of providing health care services through direct contracts with health care providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures and the assumption by the health care provider of all or a portion of the financial risk. Reimbursement payments under private payor programs may not remain at current levels and may not be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, and we may suffer deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. We may be compelled to lower our prices due to increased pricing pressures, which could cause our results of operations and financial condition to deteriorate.

If we lose relationships with managed care organizations and other third-party payors, we could lose access to patients and our revenue would likely decline.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services and to build volume that justifies discounted prices. Consequently, the health care needs of a large percentage of the United States population are now provided by a small number of managed care organizations and third-party payors. These organizations, including the Veterans Administration, generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate agreements with us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected. If we lose relationships with managed care organizations and other third-party payors, including the Veterans Administration, we could lose access to patients and our revenue would likely decline.

If we fail to cultivate new or maintain established relationships with the physician referral sources, our revenues may decline.

Our success, in part, is dependent upon referrals and our ability to maintain good relations with physician referral sources. Physicians referring patients to us are not our employees, and are free to refer their patients to our competitors. If we are unable to successfully cultivate new referral sources and maintain strong relationships with our current referral sources, our revenues may decline.

We experience competition from numerous other home medical equipment providers, and this competition could result in a deterioration in our revenues and our business.

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers but most of which are either regional or local providers.

We believe that the primary competitive factors are availability of personnel and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. Some of our competitors may now or in the future have greater financial or marketing resources than we do. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc. and American Home Patient, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with under $5 million in revenues. There are relatively few barriers to entry in local home health care markets. The competitive nature of the home medical equipment environment could result in a deterioration in our revenues and our business.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of March 27, 2003, our total consolidated long-term debt (including current maturities) accounted for approximately 50% of our total capitalization.

The degree to which we are leveraged could have important consequences, because:

•	it could affect our ability to satisfy our obligations under our 9 1/2% senior subordinated notes due 2012;

•	a substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

•	it may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general; and

•	we are more vulnerable to interest rate fluctuations because much of our debt is subject to variable interest rates.

Our ability to make payments on and to refinance our debt, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under credit facilities in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, on or before maturity. We may not be able to refinance any of our debt, including any credit facilities and the notes, on commercially reasonable terms or at all.

Our business and growth strategies will require additional capital, which we may not be able to raise on terms satisfactory to us, if at all.

Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the year ended December 31, 2002, our capital expenditures were $62.6 million, representing 10.1% of our net revenues. In addition, we plan to pursue our growth strategy in part through acquisitions or start-ups, as competitive and pricing pressures encourage consolidation and economies of scale. We may need to incur additional indebtedness and/or sell equity securities, from time to time, to fund such capital expenditures. Sufficient financing may not be available to us on terms satisfactory to us, if at all.

Our growth strategy includes acquisitions. If we fail to implement our acquisition growth strategy as intended, or incur unknown liabilities for the past practices of acquired companies, our results of operations could deteriorate.

An element of our growth strategy is expansion through the acquisition of smaller health care companies primarily in non-urban markets. Our competitors may acquire or seek to acquire many of the facilities that would also be suitable acquisition candidates for us. This competition could limit our ability to grow by acquisition or increase the cost of our acquisitions. If we are not able to acquire any smaller health care companies that meet our target criteria on satisfactory terms, or at all, we may not meet the goals of our growth strategy.

If we are able to acquire additional companies, there can be no assurance that we will be able to integrate such companies successfully or manage our expanded operations effectively and profitably. The process of integrating newly acquired businesses may be costly and disruptive. Our operational, financial and management systems may be incompatible with or inadequate to cost-effectively integrate and manage the acquired systems. As a result, billing practices could be interrupted and cash collections on the newly acquired business could be delayed pending conversion of patient files onto our billing systems and receipt of provider numbers from government payors. The integration may place significant demands on our management, diverting their attention from our existing operations. If we are not successful in integrating acquired businesses, our results of operations would likely decline.

We may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. We have policies to conform the practices of acquired facilities to our standards and applicable law and generally intend to seek indemnification from prospective sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

If we do not maintain effective and efficient information systems, our operations may be disrupted.

Our operations are dependent on the continued and uninterrupted performance of our information systems. Failure to maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including billing and collections, loss of existing patients and difficulty in attracting new patients, patient and payor disputes, regulatory problems, increases in administrative expenses or other adverse consequences, any or all of which could disrupt our operations.

We are highly dependent on our key personnel, a number of whom are newly appointed.

Our performance is substantially dependent on the performance and continued efforts of our senior management team, certain members of which have only recently joined our company. In particular, our Chief Executive Officer, Philip L. Carter, joined our company in December 2002, our Chief Operating Officer, Michael R. Dobbs, joined us in January 2003 and we have recently hired new senior managers in sales and purchasing. Because of these recent changes in management, our new senior managers, although experienced in the management of businesses in our industry, have no prior history managing our particular business and operations. Our future success is dependent on the ability of our managers and sales personnel to manage and promote our business, operations and growth. Any inability to manage our operations effectively could have a material adverse effect on our business, sales, results of operations and financial condition. In addition, the loss of the services of any of our executive officers or other key employees could result in a decline in our business, results of operations and financial condition. We do not carry key person life insurance on any of our personnel.

If we are not able to hire qualified management and other personnel, or if costs of compensation or employee benefits increase substantially, our ability to deliver equipment and services effectively could suffer and our profitability would likely decline.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 5,200 full time employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline.

If holders of a significant number of shares of our common stock were to act as a group, such holders may be in a position to control certain aspects of our business operations.

Pursuant to Rotech Medical Corporation’s plan of reorganization, substantially all shares of our common stock were distributed to Rotech Medical Corporation for further distribution to Rotech Medical Corporation’s creditors. If holders of a significant number of these shares were to act as a group, such holders may be in a position to control the outcome of actions requiring shareholder approval, including the election of directors. Immediately after the distribution of our stock to our predecessor’s creditors, the five largest holders of our common stock held in the aggregate approximately 42% of our outstanding common stock.

We may write-off intangible assets, such as goodwill.

Intangible assets represent the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As a result of the implementation of “fresh-start” reporting, the assets and liabilities of Rotech Medical Corporation have been revalued, and its intangible asset value was approximately $668.9 million as of December 31, 2002. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

On an ongoing basis, we evaluate, based upon projected undiscounted cash flows, whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances after an acquisition can change, the value of intangible assets may not be realized by us. If we determine that a significant impairment has occurred, we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We may be subject to claims arising from investigations and legal proceedings, which could have a significant negative impact on our results of operations and profitability.

The nature of our business subjects us to litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. Although the claims made against our predecessor prior to the date it filed for bankruptcy protection have been satisfied in accordance with the terms of its plan of reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to its emergence from bankruptcy (including all federal claims), any pending or future proceeding may have a significant negative impact on our results of operations and profitability.

States in other bankruptcy cases have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the United States Supreme Court. Therefore, our predecessor’s emergence from bankruptcy may not result in a discharge of all state claims against us with respect to periods prior to the date it filed for bankruptcy protection. Any such claim not discharged could result in a decline in our financial condition and profitability.

If the coverage limits on our insurance policies are inadequate to cover our liabilities or our insurance costs continue to increase, our financial condition and results of operations would likely decline.

Participants in the health care industry, including us, are subject to substantial claims and litigation in the ordinary course, often involving large claims and significant defense costs. As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover such claims.

From 1997 until its emergence from bankruptcy, our predecessor was covered by insurance policies held by IHS. In connection with the plan of reorganization and the separation from IHS’ operations, we have obtained our own insurance policies, including general and professional liability coverage. The policies contain various levels of deductibles and self-insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. They have total coverage limits of approximately $50 million per occurrence and $50 million in the aggregate annually. The policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, we have been advised by our insurance broker that our insurance premiums will be subject to increases in the future, which increases may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase, our financial condition and results of operations would likely decline.

The lack of an established trading market for our common stock is likely to make it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and may increase volatility.

There is no established trading market for our common stock and there can be no assurance that a public market for our common stock will develop or be sustained. Our common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets.” Our common stock is not listed on any securities exchange or a qualifying interdealer quotation system. Accordingly, it is likely that an investor will find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and the price of our common stock may experience additional volatility.

Our common stock has not been registered under Section 12 of the Securities Exchange Act of 1934 and we are not required to file reports with the Securities and Exchange Commission pursuant to Section 13 of such Act.

Our common stock has not been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we are not required to file reports with the Commission pursuant to Section 13 of the Exchange Act. Nevertheless, as a result of the registration of our 9 1/2% senior subordinated notes due 2012, we are required, pursuant to Section 15(d) of the Exchange Act, to file with the Commission the periodic information, documents and reports that are required pursuant to Section 13 of the Exchange Act in respect of a security registered pursuant to Section 12 thereof. The duty to file under Section 15(d), however, can be suspended as to any fiscal year, other than the fiscal year within which such registration statement became effective, if, at the beginning of such fiscal year, the securities of each class to which the registration statement relates are held of record by less than three hundred persons. As of March 12, 2003, there were approximately 85 holders of record of our common stock. Thus, there can be no assurance that we will continue to file periodic reports with the Commission after this year. In addition, we are not subject to the proxy rules in Section 14 of the Exchange Act, and stockholders holding our stock may not be subject to Section 13(d) of the Exchange Act or Section 16 of the Exchange Act which govern the reporting of beneficial ownership and certain transactions in our stock.

ITEM 2.    PROPERTIES

We lease our offices and facilities. Our corporate headquarters currently consists of 31,223 square feet in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. It is leased to us for a seven- year period ending August 18, 2008 at a current base rate of $35,900 per month, plus operating costs (which have historically been approximately $2,500 per month).

In addition to our corporate headquarters, we lease office facilities for over 500 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel.

Our office facilities vary in size from approximately 500 to 31,200 square feet. The total space leased for these offices is approximately 2.5 million square feet at an average price of $7.85 per square foot. All of such office space is leased pursuant to operating leases.

We believe that our office and warehouse facilities are suitable and adequate for our planned needs.

ITEM 3.    LEGAL PROCEEDINGS

Due to the nature of our business, we are involved from time to time in lawsuits that arise in the ordinary course of our business. We do not believe that any lawsuit that we (or our predecessor) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

As noted above, on February 2, 2000, Integrated Health Services, Inc. and substantially all of its subsidiaries, including our predecessor, Rotech Medical Corporation, filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against Rotech Medical Corporation with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed Rotech Medical Corporation’s plan of reorganization which became effective on March 26, 2002. In connection with its emergence from bankruptcy, claims made against Rotech Medical Corporation prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the plan or pursuant to settlement agreements approved by the Bankruptcy Court prior to emergence from bankruptcy. However, although we believe that all pre-petition state claims have also been discharged or dealt with in the plan of reorganization, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, we can give no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against Rotech Medical Corporation or us, as its successor, involving pre-petition claims.

Restatement of financial results

In late June 2002, we discovered that an independent contractor (who was also a former employee) had falsified certain bulk sales to the VA by fabricating documentation for nonexistent sales of medical equipment in bulk to the VA. Upon learning of these falsified sales, we promptly:

•	brought the matter to the attention of the relevant government authorities;

•	terminated the independent contractor;

•	retained a nationally recognized law firm and a government contracts consulting firm to conduct a comprehensive internal investigation; and

•	commenced working with our independent certified public accountants to determine the appropriate accounting treatment.

The investigation confirmed the existence of a pattern of falsified bulk sales of equipment to the VA, as well as certain improperly recorded revenues from non-bulk VA service contracts. The total of the falsified sales was originally recorded to our books and records as net revenue of $30.4 million. Of this amount, $14.8 million was recorded during the six-month period from October 1, 2001 to March 31, 2002. In addition, $8.1 million of receivables associated with non-bulk VA service contracts have been reversed. Based upon the investigation by the law firm and the consulting firm, we do not believe that any of our employees were involved in the falsified bulk sales or that we are subject to any liability as a result thereof.

As a result of the investigation, we have restated our consolidated financial statements for each of the years ended December 31, 1999, 2000 and 2001 and the three months ended March 31, 2002. The restatement reflects a net after-tax charge of $14.1 million over a three-year period. The principal adjustments comprising the restatements are summarized as follows:

	Years Ended December 31,			Three Months Ended March 31, 2002	Total
(dollars in thousands)	1999	2000	2001
Total Revenue Reduction	$555	$7,825	$24,689	$5,460	$38,529
Cost of Net Revenues Reduction	257	2,393	10,257	2,231	15,138

	298	5,432	14,432	3,229	23,391
Provision for Inventory Losses	23	211	2,141	264	2,639

	321	5,643	16,573	3,493	26,030
Incentive Bonuses Reduction	—	—	1,855	—	1,855

	321	5,643	14,718	3,493	24,175
Income Taxes Reduction	126	2,222	6,393	1,301	10,042

Net Earnings Reduction	$195	$3,421	$8,325	$2,192	$14,133

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for our common stock. Our common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” by Pink Sheets LLC under the symbol “ROHI,” which can be found on their website at www.pinksheets.com. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code and has not been registered under Section 12 of the Exchange Act. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock as described under the caption “Business—Restructuring transaction and related transactions.” We have been informed by the transfer agent for our common stock that our common stock was distributed to the senior creditors of our predecessor on July 12, 2002. Prior to such distribution, we believe that our common stock may have traded on a “when-issued and distributed” basis.

The following table sets forth the high and low sale prices of our common stock as reported by the Pink Sheets LLC for all periods during 2002 after the distribution of our common stock to the senior creditors of our predecessor on July 12, 2002:

	High	Low
Fiscal 2002
Third Quarter (since July 12, 2002)	$21.00	$10.00
Fourth Quarter	$18.00	$13.00

The above quotations reported by Pink Sheets LLC reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

As of March 12, 2003, there were 25,000,000 shares of common stock outstanding and approximately 85 holders of record of common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal year ended December 31, 2002, and it is unlikely that we will pay any cash dividends on our common stock in the forseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facilities and the indenture governing our 9½% senior subordinated notes due 2012.

Each share of our Series A Convertible Redeemable Preferred Stock has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Convertible Redeemable Preferred Stock. In the event the dividends are declared by our board of directors but not paid for six (6) consecutive periods, the holders of the Series A Convertible Redeemable Preferred Stock are entitled to vote as a separate class to elect one director to serve on our board of directors.

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data for the three months ended March 31, 2002 for our predecessor and the nine months ended December 31, 2002 for us, as the successor company, have been derived from our audited financial statements included in this report. The consolidated statement of operations data and consolidated balance sheet data for the years ended December 31, 2000 and December 31, 2001 have been derived from the audited financial statements of our predecessor included in this report. The statement of operations data and balance sheet data for the years ended December 31, 1998 and December 31, 1999 have been derived from the audited financial statements of our predecessor not included in this report. Data have been presented for the three months ended March 31, 2002 and nine months ended December 31, 2002, rather than for the year ended on such date, because we have had only nine months of operating results since our predecessor, Rotech Medical Corporation, emerged from bankruptcy on March 26, 2002. For all periods prior to March 31, 2002, the results of operations and other financial data set forth below refer to the business and operations of our predecessor which, upon emerging from bankruptcy, transferred substantially all of its assets to us in a restructuring transaction accounted for as of March 31, 2002. For all periods subsequent to March 31, 2002, the results of operations and other financial data refer to our business and operations, as the successor company to Rotech Medical Corporation. See “Business—Restructuring transaction and related transactions.”

					Predecessor Company	Successor Company
	Predecessor Company Year Ended December 31,				Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002(1)
(dollars in thousands)	1998	1999	2000	2001

Statement of Operations Data:
Net revenues	$545,416	$586,809	$568,704 (2)	$614,487	$154,750	$463,025
Costs and expenses
Cost of net revenues:
Product and supply costs	116,353	126,092	116,063	97,167	22,513	67,542
Patient service equipment depreciation	19,904	27,939	36,723	44,679	12,147	39,363

Total cost of net revenues	136,257	154,031	152,786	141,846	34,660	106,905
Provision for doubtful accounts	22,182	26,791	27,352 (2)	20,917	3,661	11,481
Selling, general and administrative	250,064	292,601	315,106	329,516	84,996	274,300
Depreciation and amortization(3)	24,296	27,169	50,614	60,736	2,839	8,572
Interest expense (income)	(137)	43	(46)	(322)	(17)	33,093
Provision for settlement of government claims(4)	—	15,000	2,176	2,516	—	—
Provision for inventory losses	—	23	211	2,141	264	—

Total costs and expenses	432,662	515,658	548,199	557,350	126,403	434,351

Earnings (loss) before reorganization items, income taxes and extraordinary items	112,754	71,151	20,505	57,137	28,347	28,674
Reorganization items(5)	—	—	17,191	17,107	182,291	3,899

Earnings (loss) before income taxes and extraordinary items	112,754	71,151	3,314	40,030	(153,944)	24,775
Federal and state income taxes (benefit)	47,601	33,860	12,081	30,324	(203)	10,903

Earnings (loss) before extraordinary items	65,153	37,291	(8,767)	9,706	(153,741)	13,872
Extraordinary gain on debt discharge	—	—	—	—	20,441	—

Net earnings (loss)(3)	$65,153	$37,291	$(8,767)	$9,706	$(133,300)	$13,872

	Predecessor Company December 31,				Successor Company December 31,
(dollars in thousands)	1998	1999	2000	2001	2002

Balance Sheet Data:
Current assets	$190,844	$182,780	$161,685	$174,630	$157,347
Working capital (deficit)	153,222	139,660	136,134	135,116	80,671
Total assets	1,275,155	1,283,650	1,238,643	1,228,696	1,091,206
Total debt, including current portion	5,462	8,256	—	—	478,513
Convertible redeemable preferred stock	—	—	—	—	5,346
Shareholders’ equity	649,866	687,157	678,390	688,096	508,526

					Predecessor Company	Successor Company
	Predecessor Company Year Ended December 31,				Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002(1)
(dollars in thousands)	1998	1999	2000	2001
Selected Historical Financial Data:
EBITDA(6)	$156,817	$141,325	$110,183	$166,887	$43,580	$109,702
Capital expenditures	44,898	60,976	71,557	79,765	15,299	47,273
Cash flows provided by operating activities	115,760	123,722	161,637	116,127	33,338	100,061
Cash flows used in investing activities	(162,528)	(69,974)	(71,818)	(84,989)	(22,228)	50,539
Cash flows provided by (used in) financing activities	79,054	(54,062)	(74,982)	(39,121)	(5,545)	(21,487)

(1)	We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Factors that may affect future results of operations—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor” and note 4 to the audited financial statements for the years ended December 31, 2000, 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002.

In connection with our adoption of fresh-start reporting, we have obtained valuations of the patient service equipment and have reconsidered the estimated useful lives for this equipment and our other fixed assets. The new basis of patient service equipment, furniture and office equipment, and vehicles at March 31, 2002 are being depreciated over their respective remaining useful lives at that date, using the weighted average life of the asset groups, which approximates four years. Purchases of such property and equipment since March 31, 2002 are being depreciated over five years for patient service equipment, three years for computer equipment and five years for vehicles; leasehold improvements and furniture and equipment are unchanged. Prior to March 31, 2002, all such assets were depreciated over an average life of seven years. The effect of this change in estimate for the nine months ended December 31, 2002 was to increase depreciation by $1,271.

(2)

We experienced a deterioration in the aging of certain receivables during 2000 due to a variety of factors including the operational effects of the bankruptcy filing. Some of the factors that negatively affected the billing and collections process include increased loss of office and other personnel, problems experienced in the closure and consolidation of billing locations and systems, and personnel shortages and the competing time demands required in normalizing relations with payors and addressing a variety of vendor issues. In the fourth quarter of 2000, management performed a study and analysis of these issues and their effect, and performed a re-evaluation of the allowance for doubtful accounts and contractual adjustments. Accordingly, we recorded an increase to the provision for bad debts of $5 million and an increase to contractual adjustments of $15 million in the fourth quarter of 2000.

(3)	In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We adopted the provisions of SFAS No. 142 effective January 1, 2002. Had SFAS No. 142 been in effect for the years ended December 31, 1999, 2000 and 2001, amortization of goodwill would have been reduced by $18.9 million, $41.0 million and $47.8 million, respectively, and net earnings for such periods would have increased by $15.9 million, $35.4 million and $42.2 million, respectively.

(4)	In February 2002, we settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of our operating centers as well as claims in unliquidated amounts for a cash settlement of $17 million. In addition, on February 13, 2002, IHS and its subsidiaries, including us, entered into a stipulation with the Centers for Medicare and Medicaid Services, or CMS, whereby CMS was permitted to off-set certain underpayments to IHS with certain overpayments to us in exchange for a full release of all CMS claims against IHS and its subsidiaries, including us, to the effective date of the stipulation. The Bankruptcy Court signed the stipulation on April 12, 2002.

In 1999, we recorded a provision of $15 million based on a preliminary evaluation of the government’s estimated claims. We revised this estimate and recorded an additional provision of $2 million in 2001; related legal costs incurred were $2.2 million in 2000 and $0.5 million in 2001. See also note 1 to the audited financial statements.

(5)	During the years ended December 31, 2000 and 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002, we recorded the following as reorganization items:

	Predecessor Company			Successor Company
	Years Ended December 31,		Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
(dollars in thousands)	2000	2001

Severance and terminations	$3,470	$753	$837	$—
Legal, accounting and consulting fees	325	3,815	175	1,928
Loss on sale/leaseback of vehicles	—	—	4,686	169
Priority tax claim allowed	—	—	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	—	5,000	—
Administrative expense claims allowed	—	—	7,800	—
Fresh-start reporting adjustments	—	—	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long-term incentive compensation and other charges resulting from reorganization and restructuring	13,396	12,539	1,596	1,802

	$17,191	$17,107	$182,291	$3,899

For further information, see note 3 to the audited financial statements for the years ended December 31, 2000 and 2001 and the three months ended March 31, 2002 and the nine months ended December 31, 2002.

(6)	EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization and nonrecurring items (including reorganization items (primarily restructuring charges), provisions for inventory losses, provisions for settlement of government claims and extraordinary items). EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of net earnings to EBITDA for each period is presented below.

Reconciliation of Net Earnings to EBITDA

	Year Ended December 31,				Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
(dollars in thousands)	1998	1999	2000	2001
Net earnings (loss)	$65,153	$37,291	$(8,767)	$9,706	$(133,300)	$13,872
Income taxes (benefit)	47,601	33,860	12,081	30,324	(203)	10,903
Interest expense (income)	(137)	43	(46)	(322)	(17)	33,093
Depreciation and amortization	44,200	55,108	87,337	105,415	14,986	47,935
Provision for settlement of government claims	—	15,000	2,176	2,516	—	—
Provision for inventory losses	—	23	211	2,141	264	—
Reorganization items	—	—	17,191	17,107	182,291	3,899
Extraordinary items	—	—	—	—	(20,441)	—

EBITDA	$156,817	$141,325	$110,183	$166,887	$43,580	$109,702

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. Our predecessor, Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 as described above in the section captioned “Business—The bankruptcy case” and subsequently transferred substantially all of its assets to us in a restructuring transaction described above in the section captioned “Business—Restructuring transaction and related transactions.” In addition, see “Forward-looking statements” and “Business—Factors that may affect future results of operations.” The financial statements included herein reflect these transactions effective as of March 31, 2002. As used herein, unless otherwise specified or the context otherwise requires, references to “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to March 31, 2002. All financial data included in this report for each of the fiscal years ended December 31, 2000 and 2001 and the fiscal quarter ended March 31, 2002 reflect the restatement of our financial results that we issued in September 2002. For more information regarding the restatement of our financial results, see the information under the section captioned “Legal Proceedings—Restatement of financial results” on page 32 of this report.

Overview

Background.  We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through over 500 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services (77.9% and 79.9% of net revenues for the three months ended March 31, 2002 and the nine months ended December 31, 2002, respectively), which include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment (19.9% and 18.1% of net revenues for the three months ended March 31, 2002 and the nine months ended December 31, 2002, respectively), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers.

Our predecessor, Rotech Medical Corporation, was founded in 1981 and completed its initial public offering in 1984. Its subsequent growth was achieved in large part through the acquisition of small home medical equipment providers in non-urban markets. In October 1997, Rotech Medical Corporation was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation continued to operate as a wholly-owned subsidiary of IHS. Financial and liquidity problems of IHS required Rotech Medical Corporation to cease its acquisition strategy at the end of the first quarter of 1999. We resumed a selective acquisition strategy in 2001 and completed several small acquisitions in 2002.

Bankruptcy and Related Initiatives.  On February 2, 2000, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The principal reason for Rotech Medical Corporation’s Chapter 11 case was that it had jointly guaranteed approximately $2.3 billion of obligations of IHS under credit agreements with its senior creditors. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002. Beginning in mid-1999, and during its Chapter 11 proceeding, Rotech Medical Corporation focused on consolidating the hundreds of businesses it had acquired during the preceding years and on integrating its operating systems. Rotech Medical Corporation engaged in a series of restructuring activities to strengthen its organizational structure and reposition itself for future growth. These actions included selective reduction in headcount, renegotiation of certain vendor contracts, substantial reduction in the number of billing centers, discontinuation of certain product lines and branch locations, centralization of certain administrative functions (including billing and purchasing), development and implementation of an advanced information and billing system, enhancement of regulatory compliance programs, hiring of additional compliance personnel and changes both in management personnel and lines of reporting. Pursuant to its plan of reorganization, on March 26, 2002, Rotech Medical Corporation transferred to us substantially all of the assets used in its businesses and operations (including stock of substantially all of its subsidiaries). We are continuing to implement certain of these restructuring activities.

We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. Any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Business—Factors that may affect future results of operations—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor.”

Reimbursement. Our business was significantly impacted by the BBA 97, which reduced Medicare reimbursement rates for home oxygen therapy and respiratory drugs by 25% and 5%, respectively, effective January 1, 1998. An additional reimbursement reduction of 5% on home oxygen therapy became effective on January 1, 1999. The BBA 97 also imposed a freeze on Consumer Price Index-based reimbursement rate increases for 1998 through 2002. The BBRA and the BIPA provided some relief from the Consumer Price Index-based reimbursement rate freeze and other provisions contained in the BBA 97. However, these measures did not restore reimbursement rates to their prior levels.

The DHHS has held discussions regarding, and continues to review, a possible reduction in reimbursement by Medicare for certain pharmaceuticals, including nebulizer medications. In September 2001, the United States General Accounting Office issued a report which concluded that the price paid by Medicare for nebulizer medications is significantly higher than the average price paid for these medications by other participants in the health care industry. The report recommended that CMS establish Medicare payment levels for these drugs and related services that are more closely related to their costs. We are unable to predict the timing or extent of any reduction in reimbursement by Medicare for nebulizer medications.

See “Business—Government regulation” for a detailed description of the regulations to which our operations are subject and the regulatory environment in general, as well as an analysis of the potential effects of proposed new regulations on our business.

Critical accounting policies

The preparation of our financial statements in accordance with generally accepted accounting principles requires us to make assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the most complex or subjective judgments often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Thus, to the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements. We believe that the critical accounting policies for our company are those related to revenue recognition, accounts receivable, goodwill and other intangibles.

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto.

Revenue Recognition and Accounts Receivable

Revenues are recognized when services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors. Revenues derived from capitation arrangements are insignificant.

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date. However, we defer revenue for the rental of equipment until such time that the rental period has expired and such revenue is earned.

Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacies and shipped directly to the patient’s home, are also recognized at the time of shipment.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows.

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 26, 2002 that could not be attributable to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting.

Goodwill and intangible assets prior to March 26, 2002, represent the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations. Prior to January 1, 2002, such assets were amortized on a straight-line basis over an estimated life of approximately 20 years.

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting SFAS 142, goodwill and a substantial amount of our intangible assets are no longer amortized.

Contingencies

Our business is subject to extensive laws and government regulations, including those related to the Medicare and Medicaid programs. We are also subject to a Corporate Integrity Agreement with the DHHS. Non-compliance with such laws and regulations or the Corporate Integrity Agreement could subject us to severe sanctions, including penalties and fines.

In 1999, we recorded a provision of $15 million based on a preliminary evaluation of the government’s estimated claims against us arising from Medicare payments made to certain of our operating centers. We revised this estimate and recorded an additional provision of $2 million in 2001. Legal costs incurred in connection with the government claims were approximately $2 million in 2000 and $0.5 million in 2001.

In February 2002, we settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of our operating centers as well as claims in unliquidated amounts for a cash settlement of $17 million.

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, provides guidance on the application of generally accepted accounting principles related to these matters. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We believe that our accrued liabilities related to such contingencies are appropriate and in accordance with generally accepted accounting principles.

The following table shows our results of operations for the years ended December 31, 2000 and 2001, the three months ended March 31, 2002, the nine months ended December 31, 2002, and combined results for the predecessor company and the successor company for the year ended December 31, 2002.

	Predecessor Company			Successor Company Nine months ended Dec. 31, 2002	Combined Company Year ended Dec. 31, 2002
(dollars in thousands)	Year ended December 31, 2000	Year ended December 31, 2001	Three months ended March 31, 2002
Statement of Operations Data:
Net revenues	$568,704	$614,487	$154,750	$463,025	$617,775
Costs and expenses:
Cost of net revenues:
Product and supply costs	116,063	97,167	22,513	67,542	90,055
Patient service equipment depreciation	36,723	44,679	12,147	39,363	51,510

Total cost of net revenues	152,786	141,846	34,660	106,905	141,565
Provision for doubtful accounts	27,352	20,917	3,661	11,481	15,142
Selling, general and administrative	315,106	329,516	84,996	274,300	359,296
Depreciation and amortization	50,614	60,736	2,839	8,572	11,411
Interest expense (income)	(46)	(322)	(17)	33,093	33,076
Provision for settlement of government claims	2,176	2,516	—	—	—
Provision for inventory losses	211	2,141	264	—	264

Total costs and expenses	548,199	557,350	126,403	434,351	560,754

Earnings before reorganization items, income taxes and extraordinary items	20,505	57,137	28,347	28,674	57,021
Reorganization items	17,191	17,107	182,291	3,899	186,190

Earnings (loss) before income taxes and extraordinary items	3,314	40,030	(153,944)	24,775	(129,169)
Federal and state income taxes (benefit)	12,081	30,324	(203)	10,903	10,700

Earnings (loss) before extraordinary items	(8,767)	9,706	(153,741)	13,872	(139,869)
Extraordinary gain on debt discharge	—	—	20,441	—	20,441

Net earnings (loss)	$(8,767)	$9,706	$(133,300)	$13,872	$(119,428)

The following table shows our results of operations as a percentage of net revenues for the years ended December 31, 2000, 2001 and 2002.

	Years Ended
	Predecessor Company		Combined Company
	December 31, 2000	December 31, 2001	December 31, 2002
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	26.9%	23.1%	22.9%
Provision for doubtful accounts	4.8%	3.4%	2.5%
Selling, general and administrative	55.4%	53.6%	58.2%
Depreciation and amortization	8.9%	9.9%	1.8%
Interest expense	0.0%	(0.1)%	5.4%
Provision for settlement of government claims	0.4%	0.4%	0.0%
Provision for inventory losses	0.0%	0.3%	0.0%

Total costs and expenses	96.4%	90.6%	90.8%

Earnings before reorganization items, income taxes and extraordinary items	3.6%	9.4%	9.2%
Reorganization items	3.0%	2.8%	30.1%

Earnings (loss) before income taxes and extraordinary items	0.6%	6.6%	(20.9)%
Federal and state income taxes	2.1%	4.9%	1.7%

Earnings (loss) before extraordinary items	(1.5)%	1.7%	(22.6)%
Extraordinary gain on debt discharge	0.0%	0.0%	3.3%

Net earnings (loss)	(1.5)%	1.7%	(19.3)%

EBITDA(1)	19.4%	27.2%	24.8%

(1)	See “Selected Historical Consolidated Financial Data,” footnote (6) on page 38 for a detailed definition of EBITDA and a reconciliation of net earnings to EBITDA. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Year ended December 31, 2002 as compared to year ended December 31, 2001

Total net revenues for the year ended December 31, 2002 increased $3.3 million or 0.5% to $617.8 million, from the comparable period in 2001. The slight increase was attributable to a 5.3% growth in our respiratory therapy equipment and services revenues, which was off-set by a 12.3% decrease in our durable medical equipment revenues, and a 29.5% decline in our pharmacy related revenues (pharmacy related revenues represented 3.0% and 2.1% of our revenues for the years ended December 31, 2001 and 2002, respectively). The increase in respiratory equipment and services revenues was primarily due to an increase in oxygen concentrator rentals and an increase in sales of nebulizer medications. The decrease in durable medical equipment revenues was due to our efforts to focus our revenue growth on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. The large decline in our pharmacy related revenues is a result of the closure of several non-nebulizer pharmacies.

Cost of net revenues for the year ended December 31, 2002 decreased $0.3 million or 0.2% to $141.6 million, from the comparable period in 2001. The slight decrease in cost of net revenues is attributable to the change in revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services. This decline in our product and supply costs has been offset by an increase in our patient service equipment depreciation costs. As our rental patient base has grown, this has required increased capital spending for patient service equipment. Additionally, in connection with our adoption of fresh-start reporting we reconsidered the estimated useful lives of our patient service equipment, which resulted in decreasing the estimated useful life on such equipment from seven years to five years. Cost of net revenues as a percentage of net revenue was 22.9% for 2002 as compared to 23.1% for 2001.

The provision for doubtful accounts for the year ended December 31, 2002 decreased by $5.8 million or 27.6% from the comparable period in 2001. The provision for doubtful accounts expense as a percentage of net revenue decreased to 2.5% for the year ended December 31, 2002 as compared to 3.4% for 2001. This improvement is attributed to a number of factors, including: (a) improved billing procedures and system enhancements; (b) increased collections on our accounts receivable; and (c) substantial improvement in our earned but unbilled receivables, which were $18.4 million at December 31, 2002 versus $24.9 million at December 31, 2001.

Selling, general and administrative expenses for the year ended December 31, 2002 increased by $29.8 million or 9.0% to $359.3 million, from the comparable period in 2001. The large increase in selling, general, and administrative expenses resulted from the following: (a) $5.0 million of special investigation costs related to a comprehensive internal investigation by special counsel and government contracting specialists as well as an estimate of the severance related costs resulting from recent changes in senior management; (b) $6.8 million of search fees, relocation costs and location closure and consolidation expenses (including severance costs); (c) a $10.1 million increase in salaries and benefits for company personnel; (d) a $3.7 million increase in insurance expense; and (e) $3.1 million increase in legal, consulting and other services. Selling, general and administrative expenses as a percentage of net revenues increased to 58.2% for the year ended December 31, 2002 from 53.6% for the year ended December 31, 2001.

Depreciation and amortization for the year ended December 31, 2002 decreased $49.3 million or 81.2% to $11.4 million, from the comparable period in 2001. The decrease was primarily due to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly for the year ended December 31, 2002, there was no amortization expense of intangible assets with indefinite lives. For the year ended December 31, 2002, amortization expense for the identifiable intangible assets subject to amortization was $1.0 million. Had SFAS No. 142 been in effect for the year ended December 31, 2001, amortization of goodwill would have been reduced by $47.8 million and net earnings for such period would have increased by $42.2 million.

Interest expense for the year ended December 31, 2002 increased $33.4 million from the comparable period in 2001. The increase is attributable to interest costs incurred on the $200 million senior secured term loan and the $300 million 9½% senior subordinated notes due 2012 that relate to our predecessor’s emergence from bankruptcy.

The provision for settlement of government claims for the year ended December 31, 2002 decreased $2.5 million from the comparable period in 2001. In February 2002, we settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of our operating centers.

Reorganization expenses related to our predecessor’s bankruptcy for the year ended December 31, 2002 increased $169.1 million from the comparable period in 2001. We incurred $186.2 million of reorganization expenses for the year ended December 31, 2002 consisting primarily of: (a) “fresh-start” reporting adjustments of $153.2 million; (b) priority tax claims allowed of $9.0 million; (c) administrative expense claims allowed of  $7.8 million; (d) contribution of convertible redeemable preferred stock to our employee profit sharing plan of $5.0 million; (e) loss on sale/leaseback of vehicles of $4.9 million; (f) loss on closure of discontinued branch operations and discontinued product lines, long term incentive compensation and other charges resulting from reorganization and restructuring of $3.4 million; (g) legal, accounting and consulting fees of $2.1 million; and (h) severance and termination payments in the amount of approximately $0.8 million.

Federal and state income taxes for the year ended December 31, 2002 decreased $19.6 million to $10.7 million, from the comparable period in 2001. The decrease in federal and state income taxes was due to lower taxable income in the year ended December 31, 2002, and an unusually high effective tax rate of 76% for the year ended December 31, 2001. This high effective tax rate resulted from the non-deductible amortization of goodwill.

For the year ended December 31, 2002, we incurred a net loss of $119.4 million as compared to net earnings of $9.7 million for 2001. The large loss in the year ended December 31, 2002 resulted from the $186.2 million of reorganization expenses incurred in 2002, the majority of which related to the “fresh-start” reporting adjustments recorded by our predecessor.

For the year ended December 31, 2002, EBITDA was $153.3 million as compared to $166.9 million for the year ended December 31, 2001. See “Selected Historical Consolidated Financial Data,” footnote (6) on page 38 for a detailed definition of EBITDA.

Year ended December 31, 2001 as compared to year ended December 31, 2000

Total net revenues for the year ended December 31, 2001 increased $45.8 million or 8.1% to $614.5 million, from the comparable period in 2000. The increase was attributable to an 11.9% growth in our respiratory therapy equipment and services revenues, which was off-set by a 14.0% decrease in our durable medical equipment revenues. The increase in respiratory equipment and services revenues was primarily due to an increase in oxygen concentrator rentals and an increase in sales of nebulizer medications. The decrease in durable medical equipment revenues was due to our efforts to focus our revenue growth on the more profitable respiratory therapy equipment rental and related services, to provide durable medical equipment as a complementary offering to respiratory therapy services and to discontinue the sale of certain supplies. In 2000, we experienced deterioration in the composition of accounts receivable due to a variety of factors related to the bankruptcy filing. Some of the factors that negatively affected the billing and collections process include increased loss of office and other personnel, problems experienced in the closure and consolidation of billing locations and systems, personnel shortages and the competing time demands required in normalizing relations with payors and addressing a variety of vendor issues. In the fourth quarter of 2000, we performed a study and analysis of these issues and their effect, and performed a re-evaluation of the allowance for doubtful accounts and contractual adjustments. We recorded an increase to contractual adjustments of $15.0 million in 2000.

Cost of net revenues for the year ended December 31, 2001 decreased $10.9 million or 7.2% to $141.8 million, from the comparable period in 2000. The decrease in cost of net revenues is attributable to the change in revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services as well as a price decrease in certain products. Cost of net revenues as a percentage of net revenue was 23.1% for 2001 as compared to 26.9% for 2000.

The provision for doubtful accounts for the year ended December 31, 2001 decreased by $6.4 million or 23.5% from the comparable period in 2000. The provision for doubtful accounts expense as a percentage of net revenue decreased to 3.4% for the year ended December 31, 2001 as compared to 4.8% for 2000. This improvement is attributed to improved billing procedures and system enhancements as well as the $5.0 million increase in expense recorded in 2000 related to the deterioration of accounts receivable experienced in that year, as discussed above.

Selling, general and administrative expenses for the year ended December 31, 2001 increased by $14.4 million or 4.6% to $329.5 million, from the comparable period in 2000. The majority of this increase was due to an increase in salary and related benefits for company personnel. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.6% for the year ended December 31, 2001 from 55.4% for the year ended December 31, 2000. This decrease is primarily due to our maintaining a relatively flat employee count while increasing net revenues by 8.1%.

Depreciation and amortization for the year ended December 31, 2001 increased $10.1 million or 20.0% to $60.7 million, from the comparable period in 2000. The increase was due to increased depreciation on capital expenditures for 2001 as well as increased amortization on intangible assets. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Had SFAS No. 142 been in effect for the years ended December 31, 2001 and 2000, amortization of goodwill would have been reduced by $47.8 million and $41.0 million, respectively, and net earnings for such periods would have increased by $42.2 million and $35.4 million, respectively.

We incurred $17.1 million of reorganization expenses related to our predecessor’s bankruptcy in the year ended December 31, 2001, consisting primarily of: (a) severance and termination payments in the amount of approximately $0.7 million; (b) legal, accounting and consulting fees of approximately $3.8 million; (c) a loss on closure of discontinued billing centers and pharmacies of $7.9 million; (d) provision for long-term incentive bonus of approximately $3.6 million; and (e) provision for discontinued life insurance of $1.1 million.

Federal and state income taxes for the year ended December 31, 2001 increased $18.2 million to $30.3 million, from the comparable period in 2000. The increase in federal and state income taxes was attributable to an increase in earnings before income taxes and the impact of intangible asset amortization and other book expenses not deductible for tax purposes.

Net earnings were $9.7 million for 2001 as compared to a net loss of $8.8 million for 2000. The increase was due to the increased revenue described above, which was off-set by increases in selling, general and administrative expenses, depreciation and amortization, and income taxes for the year 2001.

For the year ended December 31, 2001, EBITDA was $166.9 million as compared to $110.2 million for the year ended December 31, 2000. See “Selected Historical Consolidated Financial Data,” footnote (6) on page 38 for a detailed definition of EBITDA.

Liquidity and capital resources

Our predecessor, Rotech Medical Corporation, was acquired by and became a wholly-owned subsidiary of IHS in October 1997. From that time until its emergence from bankruptcy, Rotech Medical Corporation had an integrated cash management system with IHS under which any cash in the consolidated bank account at the end of each day in excess of amounts needed by Rotech Medical Corporation for its operations was transferred to

IHS. During the bankruptcy proceeding, Rotech Medical Corporation operated as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware. IHS was also in bankruptcy and had a debtor-in-possession financing facility. Rotech Medical Corporation continued to operate pursuant to the integrated cash management system previously in place. Upon its emergence from bankruptcy, Rotech Medical Corporation was no longer a subsidiary of IHS and we, as the successor to Rotech Medical Corporation, are not a subsidiary of IHS. We now have a separate independent cash management system. We have entered into the credit facilities described under the section captioned “Business—Senior secured credit facilities.” For more information regarding Rotech Medical Corporation’s bankruptcy case, see “Business—The bankruptcy case.”

Net cash provided by operating activities and reorganization items was $122.8 million for the year ended December 31, 2002. For the year ended December 31, 2001, net cash provided by operating activities and reorganization items was $114.0 million. Cash flows in both years were sufficient to fund capital expenditures and required repayments of debt.

Reorganization expenses related to our predecessor’s bankruptcy for the year ended December 31, 2002 increased $169.1 million from the comparable period in 2001. We incurred $186.2 million of reorganization expenses for the year ended December 31, 2002 consisting primarily of: (a) “fresh-start” reporting adjustments of $153.2 million; (b) priority tax claims allowed of $9.0 million; (c) administrative expense claims allowed of $7.8 million; (d) contribution of convertible redeemable preferred stock to our employee profit sharing plan of $5.0 million; (e) loss on sale/leaseback of vehicles of $4.9 million; (f) loss on closure of discontinued branch operations and discontinued product lines, long term incentive compensation and other charges resulting from reorganization and restructuring of $3.4 million; (g) legal, accounting and consulting fees of $2.1 million; and (h) severance and termination payments in the amount of approximately $0.8 million.

Accounts receivable before allowance for doubtful accounts decreased $25.6 million from $142.0 million at December 31, 2001 to $116.4 million at December 31, 2002. Accounts receivable decreased as a result of an increase in cash collections for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 56 days at December 31, 2002 compared to 68 days at December 31, 2001.

Included in accounts receivable are earned but unbilled receivables of $18.4 million at December 31, 2002 and $24.9 million at December 31, 2001. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows.

Capital expenditures totaled $62.6 million for the year ended December 31, 2002. For the year ended December 31, 2001, capital expenditures were $79.8 million. The decrease in 2002 is attributed primarily to a decline in the purchase of vehicles (which are now leased under a master operating lease).

Cash flows from financing activities primarily relate to our predecessor’s emergence from bankruptcy, which was reflected in the three months ended March 31, 2002. On the effective date of the plan of reorganization, we:

•	entered into a five-year $75 million senior secured revolving credit facility that will constitute a working capital facility for general corporate purposes including working capital, capital expenditures and acquisitions. We have no immediate plans to draw on this facility other than the issuance of letters of credit. The interest rates per annum applicable to the senior secured revolving credit facility is LIBOR or, at our option, the alternate base rate, which is the higher of (a) the rate of interest publicly announced by UBS AG as its prime rate in effect at its Stamford Branch, and (b) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin. The applicable margin with respect to the revolving credit facility, is determined in accordance with a performance grid based on our consolidated leverage ratio and ranges from 3.25% to 2.25% in the case of Eurodollar rate advances and from 2.25% to 1.25% in the case of alternate base rate advances.

•	entered into a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to Rotech Medical Corporation’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of either the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance.

•	issued an aggregate principal amount of $300 million of 9½% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9½% is payable semi-annually in arrears on April 1 and October 1 of each year.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments.

During 2002, we made regularly scheduled amortization payments with respect to the term loan in the aggregate amount of $1.5 million and made voluntary prepayments of principal on the term loan in the amount of $20.0 million.

Upon our predecessor’s emergence from bankruptcy, settlement agreements that it had entered into with IHS and with the United States federal government became effective. Pursuant to the settlement agreement with IHS, Rotech Medical Corporation and IHS have fully and finally satisfied the claims they have against each other by an allocation of $40 million in cash and a $5 million promissory note and the remainder of the cash on hand (approximately $40 million) was retained by IHS. Pursuant to the terms of the settlement agreement with the federal government, Rotech Medical Corporation paid to the federal government $17 million in cash, in full settlement and satisfaction of its claims against Rotech Medical Corporation and us for the conduct covered in the agreement.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our plans to grow through internal growth supplemented by acquisitions primarily in non-urban markets. Rotech Medical Corporation has historically satisfied its working capital requirements and capital expenditures from its operating cash flow, except with respect to acquisitions during the time Rotech Medical Corporation was a subsidiary of IHS, which were principally funded by IHS.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the year ended December 31, 2001, Rotech Medical Corporation’s capital expenditures were $79.8 million, representing 13.0% of its revenues. For the year ended December 31, 2002, our capital expenditures were $62.6 million, representing 10.1% of our net revenues. We believe that the cash generated from our operations, together with amounts available under the $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Selected quarterly financial data (unaudited)

The following table presents our unaudited quarterly results of operations for 2000, 2001 and 2002. You should read the following table in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Predecessor Company Three Months Ended					Successor Company Three Months Ended
(dollars in thousands)	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net revenues	$148,000	$155,590	$154,885	$156,012	$154,750	$154,993	$153,140	$154,892
EBITDA(1)	39,079	42,709	42,719	42,380	40,995	40,995	33,469	35,238
Income (loss) before extraordinary items	3,240	3,646	1,531	1,289	(544)	7,375	4,433	2,064
Net earnings (loss)	3,240	3,646	1,531	1,289	(133,300)	7,375	4,433	2,064
Basic net income (loss) per share	—	—	—	—	—	0.29	0.17	0.08
Diluted net income (loss) per share	—	—	—	—	—	0.29	0.17	0.08

(1)	See “Selected Historical Consolidated Financial Data,” footnote (6) on page 38 for a detailed definition of EBITDA and a reconciliation of net earnings to EBITDA. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

We were required to adopt the provisions of SFAS No. 141 effective July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142. Had SFAS No. 141 and SFAS No. 142 been in effect for the years ended December 31, 1999, 2000 and 2001, amortization of goodwill would have been reduced by $18.9 million, $41.0 million and $47.8 million, respectively, and net earnings for such periods would have increased by $15.9 million, $35.4 million and $42.2 million, respectively.

In December 2002, SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to required prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending December 15, 2002. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether to voluntarily change to the fair value based method of accounting for stock-based employee compensation.

The FASB recently issued Statement of Financial Accounting Standards No. 143 entitled Accounting for Asset Retirement Obligations, Statement of Financial Accounting Standards No. 144 entitled Accounting for the Impairment or Disposal of Long-Lived Assets, Statement of Financial Accounting Standards No. 145 entitled Rescission of FASB Statements No. 4, 44 and 64—Amendment of FASB Statement No. 13 and Technical Corrections, and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated With Exit or Disposal Activities. We believe the adoption of these statements will have no significant effect on our financial statements.

The FASB recently issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. We believe the adoption of these interpretations will not have a material effect on our financial statements.

Inflation

We have not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrently with our predecessor’s emergence from bankruptcy and the transfer to us of its business and operations, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, in consideration for the transfer of the assets of our predecessor to us, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to Rotech Medical Corporation to fund a portion of the cash distributions made by Rotech Medical Corporation in connection with its plan of reorganization. As of March 27, 2003, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $5.0 million have been issued under this credit facility. For the nine month period ended December 31, 2002, we incurred $33.6 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $178.5 million is outstanding as of December 31, 2002), we would incur approximately $1.8 million in additional interest expense for the period January 1, 2003 through December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other financial information that are required by Item 8 are listed in Item 15 of Part IV. The financial statements and supplementary financial information referenced in Item 15 are incorporated in this Item 8 by reference.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

    FINANCIAL DISCLOSURE

Change in Independent Auditors

On December 18, 2002, we notified KPMG LLP that we were dismissing them as our independent auditors. The change in independent auditors was recommended by the audit committee of our board of directors and was approved by our board of directors. KPMG’s report on our financial statements for our two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. KPMG’s report on our consolidated financial statements as of December 31, 2000 and 2001 and for each of the years in the three year period ended December 31, 2001 contains an explanatory paragraph that states that the bankruptcy case of our predecessor and its subsidiaries raised substantial doubt about our ability to continue as a going concern. KPMG’s report also contains an explanatory paragraph that states that such consolidated financial statements have been restated. See “Legal proceedings—Restatement of financial results.” We are not aware of any disagreements with KPMG during our two most recent fiscal years or any subsequent interim period preceding their dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. We are not aware of any reportable events described in Item 304 of Regulation S-K under the Securities Act during our two most recent fiscal years or any subsequent interim period preceding KPMG’s dismissal, except that we restated our financial statements as discussed above. KPMG will continue to act as our “Independent Review Organization” in connection with our Corporate Integrity Agreement.

On December 18, 2002, on the recommendation of its audit committee, our board of directors approved the appointment of the accounting firm of Deloitte & Touche, LLP (“Deloitte”) as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2002. We entered into a formal engagement letter with Deloitte effective February 10, 2003.

During the two most recent years and the subsequent interim period through the date of our engagement of Deloitte, neither we, nor anyone on our behalf, has consulted with Deloitte regarding (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event set forth in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	54	President, Chief Executive Officer and Director
Michael R. Dobbs	53	Chief Operating Officer
Janet L. Ziomek	46	Chief Financial Officer and Treasurer
William Wallace Abbott	71	Chairman of the Board
Guy P. Sansone	38	Director
Edward L. Kuntz	58	Director
William J. Mercer	54	Director
Arthur J. Reimers	48	Director
Arthur Siegel	65	Director

Philip L. Carter became President, Chief Executive Officer and a director of our company in December 2002. Mr. Carter also currently serves as a director of Odd Job Stores, Inc. From March 2002 to November 2002, Mr. Carter was self-employed. From May 1998 to February 2002, Mr. Carter was the Chief Executive Officer and a director of Apria Healthcare Group Inc. Prior to joining Apria Healthcare Group Inc., Mr. Carter had served as President and Chief Executive Officer of Mac Frugal’s Bargains Close-Outs Inc., a chain of retail discount stores, since 1995.

Michael R. Dobbs became Chief Operating Officer of our company in January 2003. Prior to joining our company, Mr. Dobbs was an officer of Apria Healthcare Group Inc., serving as Executive Vice President, Logistics from January 1999 to January 2003 and as Senior Vice President, Logistics from June 1998 to January 1999. Prior to joining Apria Healthcare Group Inc., Mr. Dobbs served as Senior Vice President of Distribution for Mac Frugal’s Bargains Close-Outs Inc. from 1991 to 1998.

Janet L. Ziomek, our Chief Financial Officer and Treasurer, joined us in 1996 and has served as our Chief Financial Officer since 2001. From 1996 to 2000, Ms. Ziomek served as our Vice President of Finance. From 1992 to 1996, Ms. Ziomek was the Chief Financial Officer for a privately held office furniture distributor and from 1981 to 1992 was with the firm of Ernst & Young, LLP in various audit department capacities including Senior Audit Manager. Ms. Ziomek is a Certified Public Accountant licensed in the State of Florida and received a Bachelor of Science in Business Administration from West Virginia University.

William Wallace Abbott, the Chairman of our board of directors, joined us in March 2002. Mr. Abbott also served as our co-Chief Executive Officer on an interim basis from August 2002 to December 2002. Since 1995, Mr. Abbott has been self-employed as a business consultant. From 1989 to 1995, Mr. Abbott was a Senior Advisor to the United Nations on matters relating to the private sector. Prior to that, Mr. Abbott worked for Procter & Gamble for approximately 35 years in various capacities and rose to the position of Senior Vice President in 1976. Mr. Abbott is a director of Horace Mann Educators Corporation and Acorn Products, Inc. Mr. Abbott has a Masters of Business Administration from Harvard University, and a Bachelor of Science from Davidson College.

Guy P. Sansone has been a director of our company since March 2002. Mr. Sansone served as our President and co-Chief Executive Officer on an interim basis from August 2002 to December 2002. Since July 2000, Mr. Sansone has served as a Senior Vice President of IHS. In this capacity he was primarily responsible for overseeing all restructuring activities of Rotech Medical Corporation and the sale of IHS’ ancillary businesses. Mr. Sansone joined the turnaround and crisis management firm of Alvarez & Marsal, Inc. in February 1999 and currently serves as a Managing Director of the firm. From 1999 to 2000, Mr. Sansone served as the Chief Financial Officer of Telegroup, Inc., a multinational telecommunications provider, where he was responsible for all financial aspects of the company’s operations as well as all financial restructuring activities associated with its Chapter 11 proceeding, reorganization and sale. From 1997 to 1998, Mr. Sansone was Chief Financial Officer of High View Capital Corp. From 1994 to 1997, Mr. Sansone worked for Wexford Management LLC where he focused on distressed companies, private equity investments and high yield and special situation investment management. During this period he also served as vice president and controller in the post-bankruptcy reorganization of Integrated Resources. From 1989 to 1994, Mr. Sansone served as an accounting and auditing manager with Deloitte & Touche. Mr. Sansone has a Bachelor of Science from the State University of New York, Albany.

Edward L. Kuntz has been a director of our company since March 2002. Since 1999, Mr. Kuntz has been the Chairman of the Board and Chief Executive Officer of Kindred Healthcare, Inc., a long term health care provider. From 1998 to 1999, Mr. Kuntz served in several other capacities at Kindred, including as President, Chief Operating Officer and as a director. From 1992 to 1997, Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a leading provider of long-term health care services. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of health care services and investment companies and was affiliated with Austin Ventures, a venture capital firm. During Mr. Kuntz’s tenure as a director of Kindred Healthcare, Inc., the passage and implementation of the Balanced Budget Act caused the rates of Medicare and Medicaid reimbursements to decrease. As a result, Kindred Healthcare, Inc. was unable to meet its rent and debt service obligations. On September 13, 1999, it filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Kindred emerged from bankruptcy in April 2001. Mr. Kuntz currently serves on the board of directors of Castle Dental Centers, Inc. Mr. Kuntz has a Masters of Law, a Juris Doctor and a Bachelor of Arts from Temple University.

William J. Mercer has been a director of our company since March 2002. Mr. Mercer is the Founder and Managing Member of Avocet Ventures, LLC, a private equity investment firm. Prior to his current position, Mr. Mercer served as Managing Partner of Aberdeen Strategic Capital, LP, a private equity firm. From 1996 through 1999, Mr. Mercer was the President and Chief Executive Officer, and director, of ALARIS Medical, Inc., a leading manufacturer of advanced medical instruments and equipment. From 1995 through 1996, Mr. Mercer was the President and Chief Executive Officer, and director, of IVAC Medical Systems, Inc., an infusion therapy and patient monitoring company. Prior to that, Mr. Mercer spent over 17 years, primarily in medical imaging, with Mallinckrodt, Inc., a global health care company. Mr. Mercer serves on the boards of Invitrogen Corporation, a molecular biology and tissue culture company, and R2 Technology, Inc., a privately held medical imaging software company. Mr. Mercer received a Bachelor of Science in Zoology from North Carolina State University and a certificate from the Advanced Management Program of Harvard Business School.

Arthur J. Reimers has been a director of our company since March 2002. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.’s initial public offering in 1998, he became a Managing Director and served in that capacity until his resignation in 2001. From 1996 through 1999, Mr. Reimers served as a co-head of Goldman, Sachs & Co.’s Healthcare Group, Investment Banking Division. Mr. Reimers has a Bachelor of Science from Miami University and a Masters of Business Administration from Harvard University.

Arthur Siegel has been a director of our company since October 2002. He is currently an independent consultant. From October 1997 to August 2001, he was the executive director of the Independence Standards Board, a promulgator of independence standards for auditors. In October 1997, he retired from Price Waterhouse LLP (now PricewaterhouseCoopers LLP) after 37 years, including 25 years as a partner and seven years as vice chairman of accounting and auditing services. Mr. Siegel holds a Masters of Business Administration and a Bachelor of Arts from Columbia University.

Recent changes in management

On November 7, 2002, we announced the appointment of Philip L. Carter as President and Chief Executive Officer of our company, effective December 9, 2002. On January 13, 2003, we announced the appointment of Michael R. Dobbs as Chief Operating Officer of our company.

Our former President and Chief Executive Officer, Stephen D. Linehan, resigned his employment with us effective August 19, 2002. Mr. Linehan also resigned as a member of our board of directors. In addition, our Chief Operating Officer, N. Scott Novell resigned his employment with us effective December 5, 2002.

William Wallace Abbott and Guy P. Sansone served as interim co-Chief Executive Officers of our company, from August 2002 until the effective date of Mr. Carter’s appointment. Mr. Sansone also served as President of our company during this period.

Board of directors

Our board of directors currently consists of the following seven individuals, five of whom were selected by Rotech Medical Corporation’s senior creditors to serve as directors of our company: Philip L. Carter, William Wallace Abbott, Guy P. Sansone, Edward L. Kuntz, William J. Mercer, Arthur J. Reimers and Arthur Siegel. Each of our directors will hold office until the next annual meeting of stockholders and until the director’s successor is elected and qualified, or until the director’s earlier death, resignation or removal. Our certificate of incorporation provides that directors may only be removed for cause. Stephen D. Linehan resigned from our board of directors in August 2002 and John H. Klein resigned from our board of directors in May 2002. In compliance with our bylaws, Mr. Siegel and Mr. Carter were appointed by a unanimous vote of our board of directors to fill the vacancies on our board in October 2002 and December 2002, respectively.

Board committees

In April 2002, we created an audit committee and a compensation committee.

The audit committee of the board of directors will review, act on and report to the board of directors with respect to various auditing and accounting matters, including the retention and, if necessary, the termination of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. Currently, Messrs. Siegel, Reimers and Mercer are the independent director members of our audit committee. Mr. Siegel acts as the Chairman of our audit committee.

Our board of directors has determined that we have at least one “audit committee financial expert” serving on the audit committee of the board of directors who is “independent” of management within the definition of such term in the Securities Exchange Act of 1934, as amended. Arthur Siegel, a member of the board of directors and the chairman of our audit committee, is an “audit committee financial expert.”

The compensation committee of the board of directors, which is comprised of Messrs. Kuntz and Mercer, will recommend, review and oversee the salaries, benefits, and stock option plans for our employees, consultants, directors and other individuals compensated by us. Mr. Kuntz serves as chairman of our compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION

The compensation of Stephen D. Linehan, our former President and Chief Executive Officer, and the four other most highly paid executive officers serving at December 31, 2002 is discussed in the following table. The table also includes Philip L. Carter, our current President and Chief Executive Officer and Michael R. Dobbs, our current Chief Operating Officer. Except for Mr. Carter and Mr. Dobbs, the identified positions reflect the positions held by the individuals in Rotech Medical Corporation prior to its emergence from bankruptcy. Except for Mr. Linehan and Mr. Novell, each also holds the same position with us now.

Summary compensation table

The following table sets forth, for the fiscal years ended December 31, 2001 and December 31, 2002 the compensation paid to (or earned by) our Chief Executive Officer and the next four most highly compensated officers, referred to herein as the named executive officers.

		Annual Compensation										Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Incentive Compensation($)			Securities Underlying Options Awarded (#)	All Other Compensation ($)
Philip L. Carter President and Chief Executive Officer (1)	2002 2001		— —		— —		— —			— —		750,000 —		— —

Michael R. Dobbs Chief Operating Officer (1)	2002 2001		— —		— —		— —			— —		— —		— —

Janet L. Ziomek Chief Financial Officer	2002 2001	$ $	264,615 225,000	$ $	200,000 110,000	$ $	131,167 257,807	(2) (2)		— —		110,000 —		— —
Albert A. Prast Chief Information Officer	2002 2001	$ $	264,519 250,000	$ $	200,000 110,000	$ $	130,333 257,004	(3) (3)		— —		110,000 —		— —

Rebecca L. Myers Chief Legal Officer (4)	2002 2001	$ $	268,942 184,615	$ $	200,000 210,000		— —			— —		110,000 —	$	— 228,115	(5)
Stephen D. Linehan Former Chief Executive Officer (6)	2002 2001	$ $	437,096 619,039	$ $	1,689,000 275,000	$ $	5,000 15,688	(7) (7)	$	— 3,057,000	(10)	(8 —)		$(9 47,293	) (11)

N. Scott Novell Former Chief Operating Officer(12)	2002 2001	$ $	370,962 350,000	$ $	645,800 70,000	$ $	124,936 255,549	(13) (13)	$	— 1,064,000	(15)	(14 —)		__ (16)

(1)	Philip L. Carter became President and Chief Executive Officer of our company in December 2002 and Michael R. Dobbs became Chief Operating Officer of our company in January 2003. Although Mr. Carter’s employment with us commenced in 2002, his compensation did not begin until 2003. Mr. Dobbs did not receive any compensation as an officer of our company during 2002. We have entered into an employment agreement with Mr. Carter, as described below under the section captioned “—Executive officer agreements”.

(2)	Represents a retention bonus of $243,333 in 2001 and $121,667 in 2002, and payments related to 401(k) contributions, automobile allowance, health insurance, disability insurance and supplemental life insurance.

(3)	Represents a retention bonus of $241,667 in 2001 and $120,834 in 2002, and payments related to 401(k) contributions, automobile allowance, health insurance and disability insurance.

(4)	Rebecca L. Myers’ employment with us commenced on January 15, 2001.

(5)	Represents reimbursement of relocation and related expenses.

(6)

Stephen D. Linehan’s employment with us commenced in May 2000 and terminated effective August 19, 2002. William Wallace Abbott and Guy P. Sansone served as our co-Chief Executive Officers on an interim basis from August 2002 to December 2002. On August 20, 2002, we entered into a letter agreement with Mr. Abbott pursuant to which we paid Mr. Abbott at the rate of $100,000 per month pro rated based upon the actual number of days worked, beginning September 1, 2002, as compensation for his services as interim co-Chief Executive Officer and Chairman of our board or directors. We paid  Mr. Abbott approximately $118,750 for his services as co-Chief Executive Officer. On August 19, 2002, we entered into an agreement with Alvarez & Marsal, Inc., the turn-around and interim management firm that managed our operations until we emerged from bankruptcy. Under this agreement, Alvarez & Marsal provided us with the services of Guy P. Sansone, as interim President and co-Chief Executive Officer from August 2002 to December 2002. Mr. Sansone is a Managing Director of Alvarez & Marsal. Under the agreement, as of December 31, 2002, we paid Alvarez & Marsal approximately $461,075 for Mr. Sansone’s services as interim President and co-Chief Executive Officer.

(7)	Represents payments related to 401(k) contributions, automobile allowance, health insurance, disability insurance and supplemental life insurance.

(8)	Under the terms of Mr. Linehan’s separation agreement, as of the date of this report, all of the options granted to Mr. Linehan have expired.

(9)	Upon his resignation as an officer of our company, we entered into a separation agreement with Mr. Linehan pursuant to which we agreed to pay Mr. Linehan a cash payment in the amount of $1.5 million, as well as the earned but unpaid portion of his long-term incentive compensation.

(10)	Represents incentive compensation earned. An additional $168,000 is accrued but unpaid related to the fiscal year ended December 31, 2000. Total accrued and unpaid incentive compensation for 2000 and 2001 is estimated by us at approximately $3,225,000. We are currently in discussions with Mr. Linehan regarding the exact amount of his accrued long-term incentive compensation.

(11)	Represents reimbursement of relocation expenses.

(12)	N. Scott Novell’s employment with us commenced in January 1997 and terminated effective December 5, 2002.

(13)	Represents a retention bonus in the amount of $243,333 in 2001 and $121,667 in 2002 and payments related to 401(k) contributions, automobile allowance, health insurance and disability insurance.

(14)	Under the terms of Mr. Novell’s separation agreement, as of the date of this report, all of the options granted to Mr. Novell have expired.

(15)	Represents incentive compensation earned.

(16)	Upon his resignation as an officer of our company, on December 5, 2002, we entered into a separation agreement with Mr. Novell pursuant to which we agreed to make bi-weekly payments to Mr. Novell in accordance with our normal payroll practices during the remainder of 2002 and during 2003. The aggregate amount of payments payable in 2003 will equal $200,000. We also agreed, among other things, to pay Mr. Novell an aggregate cash payment of $600,000, payable in three lump-sum payments of $100,000, $200,000 and $300,000, on December 5, 2002, January 10, 2003 and January 9, 2004, respectively.

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to the named executive officers during fiscal 2002. All of the options were granted under our stock option plan described below under the caption “Security Ownership of Certain Beneficial Owners and Management—Stock option plan.”

Option Grants in Fiscal 2002

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year (%)(1)	Expiration Date	Exercise Price ($)	Grant Value Date ($)
Philip L. Carter (2)	750,000	36.4%	12/19/12	$17.30	$3.01
Janet L. Ziomek (3)	110,000	5.3%	5/21/12	$20.00	$3.49
Albert A. Prast (3)	110,000	5.3%	5/21/12	$20.00	$3.49
Rebecca L. Myers (3)	110,000	5.3%	5/21/12	$20.00	$3.49
Stephen D. Linehan (4)	—	—	—	—	—
N. Scott Novell(5)	—	—	—	—	—

(1)	Based on a total of 2,060,000 shares subject to options granted during 2002. The percent of total options granted to employees during the 2002 fiscal year does not include options granted to employees that have expired due to such employee’s resignation or termination during 2002.

(2)	The stock options will vest quarterly over a four year period. Of these stock options, 150,000 shares may be cancelled by our board of directors in its reasonable discretion on the first anniversary of Mr. Carter’s employment based upon performance.

(3)	The stock options will vest over a period of four years from date of grant in sixteen equal quarterly installments.

(4)	We granted options exercisable for 600,000 shares of our common stock to Mr. Linehan during 2002. Mr. Linehan resigned as an officer and director of our company effective August 19, 2002. Under the terms of his separation agreement, as of the date of this report, all of the options granted to Mr. Linehan have expired. Upon Mr. Linehan’s resignation, William Wallace Abbott and Guy P. Sansone became our co-Chief Executive Officers on an interim basis and served in such capacity from August 2002 to December 2002. Neither Mr. Abbott nor Mr. Sansone were granted any options as consideration for such services.
(5)	We granted options exercisable for 300,000 shares of our common stock to Mr. Novell during 2002. Mr. Novell resigned as an officer of our company effective December 5, 2002. Under the terms of his separation agreement, as of the date of this report, all of the options granted to Mr. Novell have expired.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table contains information concerning option exercises in fiscal 2002 and fiscal 2002 year-end values of all options granted to the named executive officers during fiscal 2002.

Fiscal Year-End Option Values

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End (#)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Philip L. Carter	—	—	0	750,000	—	—
Janet L. Ziomek	—	—	13,750	96,250	—	—
Albert A. Prast	—	—	13,750	96,250	—	—
Rebecca L. Myers	—	—	13,750	96,250	—	—
Stephen D. Linehan (2)	—	—	—	—	—	—
N. Scott Novell(3)	—	—	—	—	—	—

(1)	Based upon the closing sales price of our common stock of $16.70 per share, as reported by the Pink Sheets LLC at www.pinksheets.com on December 31, 2002, none of the options granted during 2002 were “in the money” at fiscal year-end.

(2)	Mr. Linehan resigned as an officer and director of our company effective August 19, 2002. Under the terms of his separation agreement, as of the date of this report, all of the options granted to Mr. Linehan have expired. Upon Mr. Linehan’s resignation, William Wallace Abbott and Guy P. Sansone became our co-Chief Executive Officers on an interim basis and served in such capacity from August 2002 to December 2002. Neither Mr. Abbott nor Mr. Sansone were granted any options as consideration for such services.

(3)	Mr. Novell resigned as an officer of our company effective December 5, 2002. Under the terms of his separation agreement, as of the date of this report, all of the options granted to Mr. Novell have expired.

Director compensation

Except for directors who are also our executive employees, each member of our board of directors will receive a one-time retainer of $20,000, an attendance fee of $1,000 per meeting, a participation fee of $500 per telephonic meeting and a one-time grant of options to acquire 15,000 shares of our common stock. Mr. Abbott, our Chairman of the board, receives an annual retainer of $100,000 in exchange for his services as Chairman of the board. Mr. Abbott was also granted options to acquire 100,000 shares of our common stock, which options will vest 25% on each of the first four six-month anniversaries of the date of grant. The options granted to the other non-employee directors will vest 50% on the first two six-month anniversaries of the date of grant. In addition, the chairman of our audit committee receives an annual fee of $5,000 and each member of the audit committee receives an annual fee of $3,000. Additionally, any director who serves as chairman of any other board committee will receive an annual fee of $3,000 and members of such other committees will receive an annual fee of $1,500.

Executive officer agreements

Philip L. Carter

On November 1, 2002, we entered into an employment agreement with Philip L. Carter, pursuant to which Mr. Carter serves as our President and Chief Executive Officer. Mr. Carter’s employment with us commenced on December 9, 2002 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Mr. Carter currently receives an annual base salary of $700,000 and is eligible for a discretionary bonus with a target amount of up to 100% of his base salary based upon certain goals and criteria established by our board of directors and/or compensation committee. Under certain circumstances, Mr. Carter’s bonus may exceed 100% of his base salary. In addition, Mr. Carter will be issued stock options to purchase 750,000 shares of common stock. The stock options will vest over a four year period. Of these stock options, 150,000 may be cancelled by our board of directors in its reasonable discretion on the first anniversary of Mr. Carter’s employment based upon performance.

In addition, in connection with his relocation to Orlando, Florida, Mr. Carter will be reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by us). Mr. Carter is entitled to participate in our life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

Mr. Carter’s employment may be terminated by us for cause (as defined in the employment agreement) upon written notice. Either Mr. Carter or we may terminate the employment agreement for no fault at any time, for any reason, by providing no less than 30 days written notice to the other party. If Mr. Carter’s employment is terminated for any reason, we will pay him: (a) any accrued and unused vacation time; (b) any accrued and unpaid base salary; (c) any accrued and unpaid bonus earned or awarded; (d) except in the case of termination of his employment by us for cause or voluntary termination by Mr. Carter without good reason (each as defined in the employment agreement), an amount equal to a pro rata portion of his current year’s bonus; and (e) unreimbursed business expenses in accordance with our reimbursement policy.

If Mr. Carter’s employment is terminated by us without cause or by Mr. Carter with good reason, in addition to the payments set forth in the above paragraph, we will: (a) pay him three times the sum of his then base salary plus the full amount of his bonus for the year in which the termination occurs; (b) continue to provide benefits for a period of 24 months; and (c) pay the cost of up to 12 months of executive-level outplacement services. In the event of the automatic termination of Mr. Carter’s employment due to a change of control of our company, as defined in the employment agreement, Mr. Carter will be entitled to the separation benefit as set forth in (a), (b) and (c) in the prior sentence and all of the options issued to Mr. Carter will immediately become fully vested and exercisable. Pursuant to the terms of his employment agreement, Mr. Carter’s receipt of such separation benefit is in lieu of any severance, salary or income continuation plan or similar program that we now or hereafter offer and is conditioned upon Mr. Carter executing and delivering to us a general release of claims.

Throughout Mr. Carter’s employment with us and thereafter, Mr. Carter has agreed to keep confidential all of our non-public information, matters and materials and adhere to all of our policies with regard to our confidential information. Mr. Carter has also agreed not to, directly or indirectly, during the period of his employment and for 18 months following the termination of his employment, solicit any of our employees to join another company that competes with us in any way. In addition, Mr. Carter has agreed not to, directly or indirectly, during the period of his employment and for two years following the termination of his employment, compete with us or solicit any of our customers.

Janet L. Ziomek

On October 30, 2002, we entered into a letter agreement with our Chief Financial Officer, Janet L. Ziomek, pursuant to which, under certain circumstances, Ms. Ziomek will have the right to receive certain benefits upon termination of her employment with us. Upon termination of employment by Ms. Ziomek for good reason or by us without cause (each as defined in the letter agreement), we will: (a) pay Ms. Ziomek, any base salary or bonus earned but not yet paid as of the date of the termination and reimburse her for all reimbursable expenses; (b) pay her in a lump sum no later than twenty (20) days after the termination of her employment, an amount equal to the sum of (i) 150% of her annual base salary (measured as of the time of the termination of her employment and without mitigation due to any remuneration or other compensation earned by her following such termination of employment), and (ii) an amount equal to the bonus paid to her for performance in 2001 (excluding bankruptcy retention related bonuses); and (c) continue her medical coverage under our group health plan for a period of 18 months from the date of the termination. Ms. Ziomek’s entitlement to the severance pay and other termination benefits are conditioned upon her providing a general release of claims in favor of us and material compliance with the covenants included in the letter agreement.

Throughout Ms. Ziomek’s employment with us and thereafter, Ms. Ziomek has agreed to keep confidential all of our non-public information, matters and materials and adhere to all of our policies with regard to our confidential information. Ms. Ziomek has also agreed not to, directly or indirectly, during the period of her employment and for one year following the termination of her employment, compete with us, solicit any of our employees or knowingly do anything that would be adverse in any material way to our interests.

Albert A. Prast

On October 30, 2002, we entered into a letter agreement with our Chief Information Officer, Albert A. Prast, pursuant to which, under certain circumstances, Mr. Prast will have the right to receive certain benefits upon termination of his employment with us. Upon termination of employment by Mr. Prast for good reason or by us without cause (each as defined in the letter agreement), we will (a) pay Mr. Prast, any base salary or bonus earned but not yet paid as of the date of the termination and reimburse him for all reimbursable expenses; (b) pay him in a lump sum no later than 20 days after the termination of his employment, an amount equal to the sum of (i) 150% of his annual base salary (measured as of the time of the termination of his employment and without mitigation due to any remuneration or other compensation earned by him following such termination of employment), and (ii) an amount equal to the bonus paid to him for performance in 2001 (excluding bankruptcy retention related bonuses); and (c) continue his medical coverage under our group health plan for a period of 18 months from the date of the termination. Mr. Prast’s entitlement to the severance pay and other termination benefits are conditioned upon his providing a general release of claims in favor of us and material compliance with the confidentiality and invention rights agreement entered into by Mr. Prast in connection with the letter agreement.

Throughout Mr. Prast’s employment with us and thereafter, Mr. Prast has agreed to keep confidential all of our non-public information, matters and materials and adhere to all of our policies with regard to our confidential information. Mr. Prast has also agreed not to, directly or indirectly, during the period of his employment and for one year following the termination of his employment, compete with us, solicit any of our employees or knowingly do anything that would be adverse in any material way to our interests. Mr. Prast has also agreed that all IT Resources (as defined in the letter agreement) developed during his employment are our sole and exclusive property free of any claim whatsoever by him and/or any person claiming any rights or interests through him.

Rebecca L. Myers

On January 24, 2001, we entered into a letter of employment agreement with Rebecca L. Myers, pursuant to which Ms. Myers serves as our chief legal officer on a continuing basis, subject to certain termination rights. Under this employment agreement, as amended to date, Ms. Myers currently receives an annual base salary of $275,000, and is eligible for a discretionary bonus with a target amount of 75% of her base salary if we achieve the goals agreed upon by Ms. Myers and us. The agreement commenced as of January 15, 2001. In addition, Ms. Myers received a signing bonus in the amount of $30,000 and a relocation bonus in the amount of $170,000 including payment for any and all tax liabilities resulting from such bonuses. Ms. Myers is also entitled to participate in the life, medical and disability benefits, 401(k) plan and other benefit plans and policies and will be reimbursed for professional dues and continuing education expenses. She is also provided with a company car.

Ms. Myers’ employment may be terminated for cause (as defined in the employment agreement) upon 30 days written notice by us. Either Ms. Myers or we may terminate the employment agreement for no fault at any time, for any reason, by providing written notice to the other party. If Ms. Myers’ employment is terminated for cause or by her for no fault, we will pay her any accrued base salary or bonus not yet paid as of the date of her termination and reimburse her for any reimbursable expenses.

Ms. Myers may terminate her employment if we breach the employment agreement or for good reason (as defined in the employment agreement). If Ms. Myers’ employment is terminated by her due to a breach by us, by her for good reason, by us without cause or by us for no fault, we will (a) pay her any accrued base salary or bonus not yet paid as of the date of her termination and reimburse her for any reimbursable expenses; (b) pay her a lump sum no later than twenty (20) days after the termination of her employment, an amount equal to the sum of (i) 150% of her annual base salary (measured as of the time of the termination of her employment and without mitigation due to any remuneration or other compensation earned by her following such termination of employment), and (ii) an amount equal to the full amount of bonuses paid to her in 2001 and the full amount of bonuses paid to her for performance in 2001; (c) pay her a re-relocation allowance in the amount of $70,000 immediately upon her termination and any income taxes thereon; and (d) continue all of her employee benefits as specified in the employment agreement for a period of 18 months from the date of termination of employment.

Throughout Ms. Myers’ employment with us and thereafter, Ms. Myers has agreed to keep confidential all of our non-public information, matters and materials and adhere to all of our policies with regard to our confidential information. Ms. Myers has also agreed not to, directly or indirectly, compete with us or solicit any of our customers for as long as she is receiving base salary or severance payments from us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth estimated information about the beneficial ownership of our common stock as of March 26, 2002. The information in the table is based on information contained in the plan of reorganization of our predecessor, Rotech Medical Corporation, which emerged from bankruptcy on that date. Upon effectiveness of the plan of reorganization, all of our outstanding common stock was distributed to our predecessor for further distribution to its creditors as contemplated by the plan of reorganization. We have been informed by the transfer agent for our common stock that our common stock was distributed to the senior creditors of our predecessor on July 12, 2002. Our common stock currently is not registered under the Securities Exchange Act of 1934, as amended, and is not listed on any exchange. In addition, stockholders holding our stock may not be subject to Section 13(d) of the Exchange Act or Section 16 of the Exchange Act which govern the reporting of beneficial ownership and certain transactions in our stock. As a result of over-the-counter or other trading in the stock after its initial distribution (price quotations for which have been reported in the “pink sheets” by Pink Sheets LLC) it is likely that the actual beneficial ownership of our common stock differs substantially from the information set forth below.

Beneficial ownership is calculated based upon SEC rules. In computing the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this report are considered outstanding. These shares, however, are not considered outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the notes to this table or as a result of applicable community property laws, each stockholder named in the table has sole voting and investment power to the shares shown as beneficially owned by them.

Applicable percentage ownership range in the following table is based on 25,000,000 shares of our common stock outstanding.

Unless otherwise indicated, the address for those named in the table is: Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida 32804.

Name of Beneficial Owner
Directors and Named Executive Officers:
Philip L. Carter(1)	0.0%
Michael R. Dobbs	0.0%
Albert A. Prast(2)	0.0%
Janet L. Ziomek(2)	0.0%
Rebecca L. Myers(2)	0.0%
William Wallace Abbott(3)	0.0%
Guy P. Sansone(4)	0.0%
William J. Mercer(4)	0.0%
Edward L. Kuntz(4)	0.0%
Arthur J. Reimers(4)	0.0%
Arthur Siegel(5)	0.0%
Stephen D. Linehan(6)	0.0%
N. Scott Novell(7)	0.0%

Name of Beneficial Owners
Five Percent or Greater Holders:
Oaktree Capital 333 South Grand Avenue 28th Floor Los Angeles, California 90071	12.71%

Goldman, Sachs & Co. 85 Broad Street New York, New York 10004	9.94%

General Electric Capital Corp. 60 Long Ridge Rd. Stamford, Connecticut 06927	8.48%

Van Kampen Funds 1 Parkview Plaza 5th Floor Oakbrook Terrace, Illinois 60181	6.08%

Franklin Mutual Advisors 1 Franklin Parkway San Mateo, California 94403	5.03%

* less than 1%

(1)	Does not include 750,000 shares of common stock which will be issuable upon the exercise of stock options granted by our board of directors in November 2002. The stock options will vest over a four year period. Of these stock options, 150,000 shares may be cancelled by our board of directors in its reasonable discretion on the first anniversary of Mr. Carter’s employment based upon performance.

(2)	Does not include 110,000 shares of common stock which will be issuable upon the exercise of stock options granted by our board of directors on May 21, 2002. The stock options will vest over a period of four years from date of grant in sixteen equal quarterly installments.

(3)	Does not include 100,000 shares of common stock which will be issuable upon the exercise of stock options granted by our board of directors on May 21, 2002. The stock options will vest 25% on each of the first four six-month anniversaries of the date of grant.

(4)	Does not include 15,000 shares of common stock which will be issuable upon the exercise of stock options granted by our board of directors on May 21, 2002. The stock options will vest 50% on each of the first two six-month anniversaries of the date of grant.

(5)	Does not include 15,000 shares of common stock which will be issuable upon the exercise of stock options granted by our board of directors on December 19, 2002. The stock options will vest 50% on each of the first two six-month anniversaries of the date of grant.

(6)	Mr. Linehan resigned as an officer and director of our company effective August 19, 2002.

(7)	Mr. Novell resigned as an officer of our company effective December 5, 2002.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2002, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,060,000	$19.00	965,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	2,060,000	$19.00	965,000(1)

(1) Based on 3,025,000 shares of common stock reserved for issuance to employees, officers, non-employee directors and consultants upon exercise of incentive and non-statutory options under our stock option plan.

Stock option plan

We have reserved 3,025,000 shares of common stock for issuance to employees, officers, non-employee directors and consultants upon exercise of incentive and non-statutory options under our stock option plan. On December 19, 2002, our board of directors approved an increase in the total number of shares in the option pool to 4,025,000, subject to the approval of our shareholders at our 2003 annual meeting. As of the date of this report, there are options outstanding to purchase 1,915,000 shares of common stock. Under the stock option plan, options may be granted to employees, officers, non-employee directors, and consultants. Only employees may receive “incentive stock options,” which are intended to qualify for certain tax treatment. Non-employee directors and consultants may receive “nonqualified stock options,” which do not qualify for such treatment. The exercise price of incentive stock options under the stock option plan must be at least equal to the fair market value of the common stock on the date of grant; however, a holder of more than 10% of the outstanding voting shares may only be granted incentive stock options with an exercise price of at least 110% of the fair market value of the underlying common stock on the date of the grant. The terms of the options, subject to the discretion of our board of directors, will not exceed ten years from the date of grant or, in the case of incentive stock options issued to a holder of 10% or more of the voting power of all classes of our stock or the stock of any of our parent or subsidiary corporations, no more than five years from the date of grant. The exercise price of nonqualified stock options will be determined by our board of directors. The stock option plan provides that options will vest (a) 25% on each of the first four anniversaries of the date of grant, (b) subject to the discretion of our board of directors, 50% to 100% upon a change of control and (c) a one-year acceleration in vesting of the original grants upon the consummation of an underwritten initial public offering. Under the stock option plan our board of directors has the discretion to establish a more accelerated vesting schedule. The plan also contains (i) limitations on the ability to exercise vested options in the event of cessation of employment for reasons other than death, retirement after 65 or disability, and (ii) provisions providing that in the event of cessation of employment prior to an underwritten initial public offering due to death or disability, for a period of one year after such death or disability, the option holder or its estate will have the right to sell to us all of its vested options and shares of common stock previously issued upon exercise of options, and we must acquire such options and shares at their then-current fair market value unless it would violate applicable law or would violate or result in a default or event of default under our 9½% senior subordinated notes due 2012 (or the indenture under which they were issued) or under our senior secured credit facilities (in either case as they may be amended) and (b) due to death, disability or termination of employment for any reason, we have the right to compel the option holder or its estate to sell to us all of its vested options and shares of common stock previously issued upon exercise of options at their then current fair market value or, if the reason for cessation of employment is termination for cause, the purchase price to be paid by us is the lesser of the then current fair market value and the exercise price. The stock option plan is administered by our board of directors, which has the authority to amend the stock option plan at any time, or by a special committee established by our board of directors. No options will be granted under the stock option plan after March 26, 2012, the tenth anniversary of the effective date of Rotech Medical Corporation’s plan of reorganization, unless sooner terminated by the board of directors.

Employee profit sharing plan

Our employee profit sharing plan became effective simultaneously with Rotech Medical Corporation’s emergence from bankruptcy and the consummation of the restructuring described under “Business—Restructuring transaction and related transactions.” The plan is intended to be “qualified” under Section 401(a) of the Internal Revenue Code of 1986. The plan may be administered by our board of directors, which has the authority to amend the plan at any time, or by a special committee established by our board of directors. We contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock to the plan on its effective date. The profit sharing plan contains limitations on the amount of additional contributions we can make in the future, including limitations on annual contributions both in the aggregate and with respect to any individual employee. Each plan participant’s benefits shall be fully and immediately vested.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 19, 2002, we entered into an agreement with Alvarez & Marsal, Inc., the turn-around and interim management firm that managed our operations until we emerged from bankruptcy. Under this agreement, Alvarez & Marsal provided us with the services of Guy P. Sansone, as interim President and co-Chief Executive Officer from August 2002 to December 2002. Mr. Sansone is a Managing Director of Alvarez & Marsal. Under the agreement, as of December 31, 2002, we paid Alvarez & Marsal approximately $461,075 for Mr. Sansone’s services as interim President and co-Chief Executive Officer. We have also agreed to certain billing rates applicable to other personnel provided to us by Alvarez & Marsal.

In June 2001, we entered into certain agreements with bConnected Software, Inc. involving software licensing, hosting and third party hardware and software procurement, related to a procurement program. The dollar amount of these transactions was approximately $1,000,000. Our Chief Information Officer, Albert A. Prast, together with a series of family trusts and limited partnerships, the primary beneficiaries of which are certain members of Mr. Prast’s immediate family, may be deemed to collectively own up to 21% of the issued and outstanding voting securities of bConnected. We believe the terms of our agreements with bConnected were entered into on an arms-length basis.

Goldman, Sachs & Co., one of the initial purchasers of our 9½% senior subordinated notes due 2012, also acted as joint bookrunning manager with UBS Warburg in connection with the offering of the notes. On March 26, 2002, we entered into senior secured credit facilities for up to $275 million, for which Goldman Sachs Credit Partners L.P., an affiliate of Goldman, Sachs & Co., acted as arranger. Goldman Sachs Credit Partners L.P. also currently acts as syndication agent for the senior secured credit facilities. In connection with these services, Goldman, Sachs & Co. and its affiliates received an aggregate of approximately $4.9 million in gross fees. Immediately after our predecessor’s emergence from bankruptcy, Goldman, Sachs & Co. was the beneficial owner of approximately 9.94% of our common stock.

ITEM 14.    CONTROLS AND PROCEDURES

Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rule 13a-14(c) to the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing of this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, with respect to our company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We evaluate our internal controls for financial reporting purposes on a regular basis. If we identify a problem in our internal controls during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing internal controls to address issues identified through these evaluations, including the implementation of a multi-tiered reporting structure pursuant to which our regional managers are required to report material events to our division managers who are, in turn, required to report such events to senior management at our corporate headquarters. We anticipate that implementation of these enhancements may continue through the end of the year. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Since the time our principal executive and financial officers made their evaluation, we have made no other significant changes in internal controls, or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards making improvements.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Auditors (Deloitte & Touche LLP)—Rotech Healthcare Inc. and Subsidiaries Financial Statements	F-2
	Report of Independent Auditors (KPMG LLP)—Rotech Healthcare Inc. and Subsidiaries Financial Statements	F-3
	Consolidated Balance Sheets as of December 31, 2001 and 2002	F-4
	Consolidated Statements of Operations for the years ended December 31, 2000 and 2001, three months ended March 31, 2002 and nine months ended December 31, 2002	F-5
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000 and 2001, three Months ended March 31, 2002 and nine months ended December 31, 2002	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001, three months ended March 31, 2002 And nine months ended December 31, 2002	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Index to Financial Statement Schedule
	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, December 31, 2001 and December 31, 2000	68

Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits
The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the certifications.

(b)	Reports on Form 8-K:
None.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2000, 2001 and 2002

(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2000	$—	$99,498	$—	$(84,498)	$15,000
Year ended December 31, 2001	15,000	75,423	—	(76,423)	14,000
Year ended December 31, 2002	14,000	75,654	—	(75,654)	14,000
Allowance for Doubtful Accounts:
Year ended December 31, 2000	$22,627	$27,352	$—	$(28,304)	$21,675
Year ended December 31, 2001	21,675	20,917	425	(18,392)	24,625
Year ended December 31, 2002	24,625	15,142	—	(20,741)	19,026

(1) To record allowance on business combinations.

(2) To record write-offs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated:  March 31, 2003

By:	/S/ PHILIP L. CARTER
Philip L. Carter, President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Phillip L. Carter and Rebecca L. Myers, and each of them, as his true and lawful attorneys-in-fact, as agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/S/ JANET L. ZIOMEK Janet L. Ziomek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/S/ WILLIAM WALLACE ABBOTT William Wallace Abbott	Chairman of the Board	March 31, 2003

/S/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 31, 2003

/S/ WILLIAM J. MERCER William J. Mercer	Director	March 31, 2003

/S/ ARTHUR J. REIMERS Arthur J. Reimers	Director	March 31, 2003

/S/ GUY P. SANSONE Guy P. Sansone	Director	March 31, 2003

/S/ ARTHUR SIEGEL Arthur Siegel	Director	March 31, 2003

CERTIFICATIONS

I, Philip L. Carter, certify that:

1. I have reviewed this annual report on Form 10-K of Rotech Healthcare Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ PHILIP L. CARTER

Philip L. Carter President and Chief Executive Officer

CERTIFICATIONS

I, Janet L. Ziomek, certify that:

1. I have reviewed this annual report on Form 10-K of Rotech Healthcare Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JANET L. ZIOMEK

Janet L. Ziomek Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
2.1*	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1*	Certificate of Incorporation of Rotech Healthcare Inc.

3.2*	Bylaws of Rotech Healthcare Inc.

4.1*	Form of specimen common stock certificate.

4.2*	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3*	Form of 9 1/2% Senior Subordinated Notes due 2012.

10.1*

$275,000,000 Credit Agreement among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties hereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent, dated as of March 26, 2002.

10.2*

Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.3*	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.4*	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.5*	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.6*	Rotech Healthcare Inc. Employees Plan Trust dated March 26, 2002.

10.7	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

10.8*	Rotech Healthcare Inc. Common Stock Option Plan.

10.9*	Form of Rotech Healthcare Inc. Stock Option Agreement.

10.10*	Letter Agreement regarding engagement of Alvarez & Marsal, Inc. dated August 19, 2002.

10.11*	Employment Agreement with Rebecca L. Myers dated January 24, 2001, as amended.

10.12*	Employment Agreement with Philip L. Carter dated November 1, 2002.

10.13*	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.14*	Agreement with Respect to Rights Upon Termination of Employment with Janet L. Ziomek dated October 30, 2002.

10.15*	Agreement with Respect to Rights Upon Termination of Employment with Albert A. Prast dated October 30, 2002.

Exhibit Number	Title
12.1	Ratio of Earnings to Fixed Charges

16.1*	Letter from KPMG LLP regarding change in independent auditors.

21.1	List of Subsidiaries.

24.1	Power of Attorney (included on signature page of this report).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Company’s Registration Statement on Form S-4 (file No. 333-100750) filed October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

An annual report covering our last fiscal year and proxy material related to our 2003 annual meeting of security holders will be furnished to our security holders subsequent to the filing of this annual report on Form 10-K.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

Page
Independent Auditors’ Report of Deloitte & Touche LLP	F-2

Independent Auditors’ Report of KPMG LLP	F-3

Consolidated Balance Sheets as of December 31, 2001 and 2002	F-4

Consolidated Statements of Operations for the years ended December 31, 2000 and 2001, three months ended March 31, 2002 and nine months ended December 31, 2002	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000 and 2001, three Months ended March 31, 2002 and nine months ended December 31, 2002	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001, three months ended March 31, 2002 and nine months ended December 31, 2002	F-7

Notes to Consolidated Financial Statements	F-8

Independent Auditors’ Report

The Board of Directors and Stockholders of

Rotech Healthcare Inc.:

We have audited the accompanying consolidated balance sheet of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2002 (Successor Company balance sheet) and the related consolidated statements of operations, and of stockholders’ equity, and of cash flows for the nine months ended December 31, 2002 (Successor Company operations), and the three months ended March 31, 2002 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The financial statements of the Company for the years ended December 31, 2001 and 2000, were audited by other auditors whose report, dated February 22, 2002, except for Note 2, which is as of August 28, 2002, expressed an unqualified opinion on those statements and included explanatory paragraphs that described the bankruptcy proceedings and the financial statement restatement discussed in Notes 1 and 2 respectively, to the financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, on February 13, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on March 26, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the consolidated financial position of Rotech Healthcare Inc. and subsidiaries, as of December 31, 2002, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the three months ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/S/    DELOITTE & TOUCHE LLP

Orlando, Florida

March 31, 2003

Independent Auditors’ Report

The Board of Directors and Stockholders

Rotech Healthcare Inc.:

We have audited the accompanying consolidated balance sheets of Rotech Medical Corporation and subsidiaries (the Company) as of December 31, 2001 and the related statements of operations, changes in shareholder’s equity and cash flows for the years ended December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotech Medical Corporation and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company’s parent and substantially all of its subsidiaries, including the Company and its subsidiaries, filed separate voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 2, 2000, and continue to operate as debtors-in-possession under the protection of the Chapter 11 proceeding as of the date of this report. This raises substantial doubt about the Company’s ability to continue as a going concern. On November 23, 2001, the parent company filed a plan of reorganization for the Company and its subsidiaries, which was confirmed by the U.S. Bankruptcy Court on February 13, 2002. Subject to the resolution of certain conditions, the plan of reorganization is expected to become effective in March 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or the effects of applying the provisions of the plan, the related financing transactions and the adoption of fresh-start accounting.

KPMG LLP

Baltimore, Maryland

February 22, 2002

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2002

(Dollars in thousands)

	Predecessor	Successor
	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$4,970	$28,012
Accounts receivable, net	117,405	97,418
Other accounts receivable	2,283	2,066
Inventories	22,312	21,447
Prepaid expenses	2,955	3,629
Deferred tax asset	24,705	4,775

Total current assets	174,630	157,347

Property and equipment, net	257,338	217,364
Intangible assets (less accumulated amortization of $6,979 in 2001 and $988 in 2002)	8,604	18,966
Goodwill (less accumulated amortization of $132,598 in 2001)	774,825	2,316
Reorganization value in excess of value of identifiable assets—goodwill	—	668,923
Other assets	13,299	26,290

	$1,228,696	$1,091,206

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$20,659	$21,071
Accrued expenses	18,855	21,955
Accrued interest	—	10,281
Deferred revenue	—	15,157
Income taxes payable	—	6,413
Current portion of long-term debt	—	1,799

Total current liabilities	39,514	76,676

Liabilities subject to compromise	48,373	—
Due to parent company, net	394,354	—
Deferred tax liabilities	58,359	14,987
Priority tax claim	—	8,957
Long-term debt, less current portion	—	476,714
Commitments and contingencies

Series A Convertible Redeemable Preferred Stock (stated value $20 per share, 1,000,000 shares authorized, 250,000 issued and outstanding as of December 31, 2002)	—	5,346

Stockholders’ equity:
Successor Company common stock, par value $.0001 per share 50,000,000 shares authorized, 25,000,000 shares issued at December 31, 2002	—	2
Predecessor Company common stock, par value $.0002 per share 50,000,000 shares authorized, 1,000 shares issued at December 31, 2001	1	—
Additional paid-in capital	565,893	494,998
Retained earnings	122,202	13,526

Total stockholders’ equity	688,096	508,526

	$1,228,696	$1,091,206

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Predecessor			Successor
	Year ended December 31, 2000	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002
Net revenues	$568,704	$614,487	$154,750	$463,025

Costs and expenses:
Cost of net revenues:
Product and supply costs	116,063	97,167	22,513	67,542
Patient service equipment depreciation	36,723	44,679	12,147	39,363

Total cost of net revenues	152,786	141,846	34,660	106,905
Provision for doubtful accounts	27,352	20,917	3,661	11,481
Selling, general and administrative	315,106	329,516	84,996	274,300
Depreciation and amortization	50,614	60,736	2,839	8,572
Interest (income) expense, net	(46)	(322)	(17)	33,093
Provision for settlement of government claims	2,176	2,516	—	—
Provision for inventory losses	211	2,141	264	—

Total costs and expenses	548,199	557,350	126,403	434,351

Earnings before reorganization items, income taxes and extraordinary items	20,505	57,137	28,347	28,674
Reorganization items	17,191	17,107	182,291	3,899

Earnings (loss) before income taxes and extraordinary items	3,314	40,030	(153,944)	24,775
Federal and state income taxes (benefit)	12,081	30,324	(203)	10,903

(Loss) earnings before extraordinary items	(8,767)	9,706	(153,741)	13,872
Extraordinary gain on debt discharge	—	—	20,441	—

Net (loss) earnings	(8,767)	9,706	(133,300)	13,872
Accrued dividends on redeemable preferred stock	—	—	—	346

Net (loss) earnings available for common stockholders	$(8,767)	$9,706	$(133,300)	$13,526

Net earnings per common share—basic				$0.54

Net earnings per common share—diluted				$0.54

Weighted average shares outstanding—basic				25,000,000

Weighted average shares outstanding—diluted				25,200,000

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Shares of Common Stock		Par Value Common Stock	Additional paid-in capital	Retained earnings	Total Stockholders’ Equity
	Predecessor	Successor
Predecessor:

Balance at January 1, 2000	1,000	—	$1	$565,893	$121,263	$687,157
Net loss	—		—	—	(8,767)	(8,767)

Balance at December 31, 2000	1,000	—	1	565,893	112,496	678,390
Net earnings	—		—	—	9,706	9,706

Balance at December 31, 2001	1,000	—	1	565,893	122,202	688,096
Net loss for the three months ended March 31, 2002	—		—	—	(133,300)	(133,300)
Fresh-start reporting adjustments	(1,000)	25,000,000	1	(70,895)	11,098	(59,796)

Successor:
Balance at March 31, 2002	—	25,000,000	2	494,998	—	495,000
Net earnings for the nine months ended December 31, 2002			—	—	13,872	13,872
Accrued dividends on redeemable preferred stock	—	—	—	—	(346)	(346)

Balance at December 31, 2002	—	25,000,000	$2	$494,998	$13,526	$508,526

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Predecessor			Successor
	Year ended December 31, 2000	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002
Net (loss) earnings	$(8,767)	$9,706	$(133,300)	$13,872

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Reorganization items	17,191	17,107	182,291	3,899
Depreciation and amortization	87,337	105,415	14,986	47,935
Deferred income taxes	5,277	(295)	—	(448)
Extraordinary gain on debt discharge	—	—	(20,441)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	32,930	(11,290)	(4,337)	21,324
(Increase) decrease in other receivables	(1,724)	(782)	1,146	(3,814)
Decrease (increase) in inventories	1,423	(10,696)	(2,045)	2,469
(Increase) decrease in prepaid expenses	(984)	251	124	(798)
(Decrease) increase in accounts payable and accrued expenses	(12,827)	9,276	(5,086)	5,341
Increase in accrued interest	—	—	—	10,281
Increase (decrease) in liabilities subject to compromise	41,781	(2,565)	—	—

Net cash provided by operating activities	161,637	116,127	33,338	100,061

Net cash used by reorganization items	(795)	(2,158)	(8,848)	(1,710)

Net cash provided by operating activities and reorganization items	160,842	113,969	24,490	98,351

Cash flows from investing activities:
Purchases of property and equipment	(71,557)	(79,765)	(15,299)	(47,273)
Business acquisitions	—	(607)	—	(2,903)
Increase in other assets	(261)	(4,617)	(6,929)	(363)

Net cash used in investing activities	(71,818)	(84,989)	(22,228)	(50,539)

Cash flows from financing activities:
Net proceeds from long term borrowings	—	—	483,040	—
Debt issuance costs	—	—	16,960	—
Payments of long term borrowings	—	—	—	(21,487)
Payments of liabilities subject to compromise	—	—	(27,932)	—
Net proceeds from sale/lease back of vehicles	—	—	10,191	—
Distributions to parent company, net	(74,982)	(39,121)	(487,804)	—

Net cash used in financing activities	(74,982)	(39,121)	(5,545)	(21,487)

Increase (decrease) in cash and cash equivalents	14,042	(10,141)	(3,283)	26,325
Cash and cash equivalents, beginning of period	1,069	15,111	4,970	1,687

Cash and cash equivalents, end of period	$15,111	$4,970	$1,687	28,012

Supplemental disclosures of cash information:

Cash payments for:
Interest	108	73	14	23,275
Income taxes	6,804	30,619	—	767

Income tax payments in 2000, 2001, and for the three months ended March 31, 2002 were made on behalf of the Company by IHS.

Reorganization cash payments are included within the individual line items above.

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000 and 2001, three month period ended March 31, 2002 and nine month period ended December 31, 2002

(In thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries, and its predecessor, Rotech Medical Corporation and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for all the periods presented. Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and transferred to Rotech Healthcare Inc. substantially all of its assets in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to March 31, 2002. References to the “Predecessor” refer to Rotech Medical Corporation and its subsidiaries. References to the “Successor” refer to Rotech Healthcare Inc. and its subsidiaries.

Pursuant to the Plan of Reorganization (the “Plan”), on March 26, 2002, Rotech Medical Corporation transferred to Rotech Healthcare Inc. substantially all of the assets it used in connection with its businesses and operations (including stock of substantially all of its subsidiaries). As partial consideration for the transfer of the assets to Rotech Healthcare Inc., Rotech Healthcare Inc. transferred to Rotech Medical Corporation 25,000,000 shares of common stock, which represents all of its outstanding shares of common stock, for further distribution by Rotech Medical Corporation to its senior creditors as contemplated by the Plan.

The Company’s certificate of incorporation authorizes the Company to issue up to 250,000 shares of Series A Convertible Redeemable Preferred Stock with an aggregate face value of $5,000. Concurrent with the effectiveness of the Plan, the Company issued all of the shares of Series A Convertible Redeemable Preferred Stock to an employee profit sharing plan.

In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 is applicable because pre-reorganization shareholders will receive less than 50% of the Company’s new common stock and the reorganization value of the assets of the reorganized company is less than the total of all post-petition liabilities and allowed claims. Under fresh-start reporting, the reorganization value of the Company was allocated to the Company’s assets based on their respective fair values similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets-goodwill.” For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 31, 2002.

For accounting purposes, the Company assumed that the Plan was consummated on March 31, 2002. The consolidated financial statements as of and for the nine month period ended December 31, 2002 are presented for the Company after the consummation of the Plan. While the adoption of fresh-start reporting as of March 31, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor, management believes that operating income of the Predecessor is generally comparable to that of the Successor. However capital costs (rent, interest, deprecation and

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization) of the Predecessor that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Successor. In addition, the reported financial position and cash flows of the Predecessor for periods prior to March 31, 2002 generally are not comparable to those of the Successor.

In connection with the implementation of fresh-start reporting, the Company recorded an extraordinary gain of $20,441 from a gain on debt discharge in accordance with the provisions of the Plan. Additionally, other significant adjustments were also recorded to reflect the provisions of the Plan and the fair values of the assets and liabilities of the Successor as of March 31, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor for the three months ended March 31, 2002. See Footnote 4.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements for the Predecessor include allocations of selling, general and administrative expenses from the IHS corporate office. Such corporate office allocations represent expenses applicable to the Predecessor based on determinations that management believes to be reasonable. The allocations are for services provided by IHS to the Predecessor, including financial, legal, accounting, human resources, information systems and corporate compliance services.

Revenue Recognition

Revenues are recognized when services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors. Revenues derived from capitation arrangements are insignificant.

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date. However, the Company defers revenue for the rental of equipment until such time that the rental period has expired and such revenue is earned.

Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by Company pharmacies and shipped directly to the patient’s home, are also recognized at the time of shipment.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at the date of investment by the Company. The Company’s cash and cash equivalents are invested in money market accounts.

Inventories

Inventories consist principally of medical supplies, medical equipment and replacement parts, and pharmaceutical products and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Prior to March 31, 2002, property and equipment are stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting (see Note 4). Patient service equipment represents medical equipment rented or held for rental to in-home patients. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, five years for patient service equipment, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of reorganization value of the Company at March 26, 2002 that could not be attributable to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting.

Goodwill and intangible assets prior to March 26, 2002, represent the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations. Prior to January 1, 2002, such assets were amortized on a straight-line basis over an estimated life of approximately 20 years.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting SFAS 142, goodwill and a portion of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, goodwill and intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During fiscal 2002, the Company completed its impairment review, which indicated that there was no impairment.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2003—$1,324; 2004—$974; 2005—$974; 2006—$974; 2007—$943.

The following table provides a reconciliation of reported net earnings for the prior years to adjusted earnings had SFAS 142 been applied as of the beginning of fiscal 2000:

	Predecessor			Successor
	2000	2001	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
Net (loss) earnings as reported	$(8,767)	$9,706	$(133,300)	$13,872
Add back: Goodwill amortization	44,069	50,916	—	—
Less: Amortization adjustment for other intangible assets	(3,105)	(3,110)	—	—
Less: Income tax effect	(5,520)	(5,601)	—	—

Net earnings (loss) as adjusted	$26,677	$51,911	$(133,300)	$13,872

Provided below is a roll forward of goodwill and intangible assets from January 1, 2001 through December 31, 2002:

	Intangible Assets	Goodwill	Reorganization value in excess of value of identifiable assets — goodwill
Balance at January 1, 2001	$11,051	$825,156	$—
Acquisitions in year ended December 31, 2001	46	874	—
Amortization expense for year ended December 31, 2001	(2,493)	(48,418)	—
Reorganization items	—	(2,787)	—

Balance at December 31, 2001	$8,604	$774,825	$—
Fresh start reporting adjustments	(8,604)	(774,825)	—
Allocation of reorganization value under fresh start reporting	19,803	—	651,814

Balance at March 31, 2002	$19,803	$—	$651,814
Acquisitions in nine months ended December 31, 2002	150	2,316	—
Adjustments to reorganization value in excess of value of identifiable assets—goodwill	—	—	17,109
Amortization expense for nine months ended December 31, 2002	(987)	—	—

Balance at December 31, 2002	$18,966	$2,316	$668,923

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, the Company evaluates the recoverability of the net carrying value of its property and equipment and its amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows, excluding interest. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. In this connection, the Company considers the effects of external changes to the Company’s business environment, including competitive pressures, market erosion and technological and regulatory changes.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs

In conjunction with the closing of the Company’s senior secured term loan and the 9 1/2% Senior Subordinated Notes due 2012 in March 2002, the Company capitalized approximately $16,900 in financing costs incurred to obtain the bank loans. These costs are being amortized over 8 years, the average life of the bank loans, on a method that approximates the effective interest rate method. Amortization of the deferred financing costs was approximately $1,866 for the nine month period ended December 31, 2002, and accumulated amortization of the deferred financing costs was $1,866 at December 31, 2002.

Investment in Provider of Home Health Care Products and Services

The Company has an investment in a provider of home health care products and services (the “Provider”) in the amount of $5,078 and $6,804 at December 31, 2001 and 2002, respectively. The investment is accounted for using the cost method of accounting and is included in other assets. The Company has also entered into a management agreement with the Provider. The Company’s share of the operating results pursuant to the agreement is recorded as management fee income, and classified as revenue in the Company’s consolidated statement of operations. Such management fee income was $2,664 in 2000, $1,828 in 2001, $619 for the three months ended March 31, 2002, and $1,107 for the nine months ended December 31, 2002.

Realization of the Company’s investment is dependent upon the successful execution of the home care entities operations strategies. Accordingly, management has assessed its investment and believes there has been no impairment to the Company’s investment (see note 9).

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2000 and 2001, and the three and nine month periods ending March 31, 2002 and December 31, 2002, the Company incurred advertising expense in the amount of $2,373, $1,906, $435 and $918, respectively.

Rebates and Early Pay Discounts Earned

Rebates and early pay discounts earned are recorded at the time the rebate is received or early pay discount is taken.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). For periods prior to March 31, 2002, under SFAS 109, the current and deferred tax expense has been allocated among the members of the IHS controlled corporate group, including the Predecessor.

Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. The difference between basic and diluted EPS is attributable to stock options issued during the nine month period ended December 31, 2002. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

A reconciliation of the number of common shares used in calculation of basic and diluted EPS for the nine months ended December 31, 2002 is presented below:

Successor
Weighted average basic shares	25,000,000
Effect of dilutive securities:
Stock options	—
Conversion of convertible redeemable preferred stock	200,000

Weighted average diluted shares	25,200,000

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net income and basic and diluted income per share would have been as follows for the nine months ended December 31, 2002:

Net earnings available for common stockholders:
As reported	$13,526
Pro forma	$12,909
Basic net earnings available for common stockholders per share:
As reported	$0.54
Pro forma	$0.52
Diluted net earnings available for common stockholders per share:
As reported	$0.54
Pro forma	$0.51

Options to purchase approximately 2,060,000 shares of common stock at prices ranging from $17.00 to $20.00 per share were outstanding as of December 31, 2002 but were not included in the computation of diluted earnings per share for the nine months ended December 31, 2002 because the inclusion would have been antidilutive. No earnings per share data is provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of IHS.

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the consolidated statements of operations. See Note 13 for the pro forma information on the impact of the fair-value method of accounting for stock options. Stock options issued to non-employees of the Company are accounted for in accordance with SFAS No. 123, which prescribes the fair-value accounting method.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There is no established trading market for the Company’s common stock. The Company’s common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pinksheets” by Pink Sheets LLC under the symbol “ROHI”.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash, patient accounts receivable-net, other accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

It is not practicable to estimate the fair value of investments in provider of home health care products and services since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that there has been no permanent impairment in the value of such investments.

As a result of the Chapter 11 filing, fair value of long-term debt at December 31, 2001 cannot be determined. At December 31, 2001, all of the Company’s long-term debt is classified as liabilities subject to compromise.

The fair value of the Company’s variable rate senior secured term loan approximates its carrying value because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s senior subordinated notes are estimated based upon a discounted value of the future cash flows expected to be paid over the maturity period of these notes. The estimated fair value of the senior subordinated notes at December 31, 2002 was $300,000.

Concentrations of Credit Risk

The Company’s revenue is generated through over 500 locations in 48 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g. Medicare, Medicaid, commercial insurance and managed care organizations). Revenues were derived from the following payor sources for the periods ended:

	Predecessor			Successor
	Year Ended December 31,		Three Months Ended March 31,	Nine Months Ended December 31,
	2000	2001	2002	2002

Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	64.7%	67.0%	67.9%	69.1%
Private Pay	8.0%	7.2%	6.5%	5.8%
Commercial payors	27.3%	25.8%	25.6%	25.1%

	100.0%	100.0%	100.0%	100.0%

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company follows a decentralized approach to management of its branch locations. Each autonomous branch location provides essentially the same products to customers at similar margins. Management reporting and analysis is done on monthly basis for each branch location, and then aggregated for analysis as one operating segment.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, the Company adopted SFAS No. 144 which did not result in a material impact to the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB interpretation No. 45 Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on Company’s consolidated financial statements and will be applied prospectively.

In December 2002, SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to required prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending December 15, 2002. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 will not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.

(3)    Petitions for Reorganization under Chapter 11 and Other Information

The Predecessor was incorporated on September 1, 1981. The Company, through its subsidiaries, provides respiratory and other home medical equipment and services to patients in the home throughout the United States through its over 500 branch locations. In 1997, the Predecessor entered into a definitive merger agreement pursuant to which the Predecessor became a wholly-owned subsidiary of Integrated Health Services, Inc. (“IHS”) effective as of October 21, 1997.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor and its subsidiaries, filed separate voluntary petitions for relief under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). On November 23, 2001, IHS filed a Plan of Reorganization for the Predecessor and its subsidiaries, which was approved by the creditors and confirmed by the Bankruptcy Court on February 13, 2002. The Plan became effective on March 26, 2002 as the conditions to the effectiveness of the Plan were fulfilled. On the effective date, the Predecessor transferred to the Company substantially all of the assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries).

The Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other unsecured pre-petition liabilities (other than those paid pursuant to such authority) are classified in the consolidated balance sheet as of December 31, 2001, as liabilities subject to compromise.

Claims classified as liabilities subject to compromise under the Chapter 11 filings as of December 31, 2001 consist of accounts payable to vendors of $23,303, convertible subordinated debentures of $1,979, Medicare and other government claims of $17,000, and notes payable to sellers of businesses acquired by the Company of $6,091.

In February 2002, the Predecessor settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of the Company’s operating centers as well as claims in unliquidated amounts for a cash settlement of $17 million. The settlement became effective on March 26, 2002, upon the effectiveness of the Plan.

In addition, on February 13, 2002, IHS and its subsidiaries, including the Predecessor, entered into a stipulation with the Centers for Medicare and Medicaid Services (“CMS”), whereby CMS was permitted to set off certain underpayments to IHS with certain overpayments to the Predecessor in exchange for a full release of all CMS claims against IHS and its subsidiaries, including the Predecessor, to the effective date of the stipulation. The Bankruptcy Court signed the stipulation on April 12, 2002.

Reorganization Items

Reorganization items consist of expenses and other costs directly related to the reorganization of the Predecessor since the Chapter 11 filing.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2000 and 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002, reorganization items included in the consolidated statements of operations are summarized as follows:

	Predecessor			Successor
	2000	2001	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
Severance and terminations	$3,470	$753	$837	$—
Legal, accounting and consulting fees	325	3,815	175	1,928
Loss on sale/leaseback of vehicles	—	—	4,686	169
Priority tax claim allowed	—	—	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	—	5,000	—
Administrative expense claims allowed	—	—	7,800	—
Fresh-start reporting adjustments	—	—	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long term incentive compensation and other charges resulting from reorganization and restructuring	13,396	12,539	1,596	1,802

	$17,191	$17,107	$182,291	$3,899

During the fourth quarter of 2000, in connection with the reorganization, management of the Predecessor finalized a plan of restructuring to eliminate and discontinue certain product lines and branch locations used in the operations of its business. The Plan specifically identified products and branches that would not be continued. The Company recorded a write-off for assets impaired in connection with the product lines and branches discontinued. The write-off is not associated with or does not benefit activities that will be continued. Accordingly, the Company has recorded a loss of $13,396 in 2000 associated with the discontinued activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). In 2001, the loss includes a provision for the closure and consolidation of billing centers of $4,161, a provision for discontinued life insurance on a former employee of the Predecessor of $1,055 and a provision for the sale of pharmacies of $3,732. For the three-month period ended March 31, 2002, and the nine-month period ended December 31, 2002, the loss of $270 and $13, respectively represents the write-down of assets.

Reorganization expense in 2001 also includes the long-term incentive portion of the CEO’s total compensation package provided in the employment agreement approved by the Bankruptcy Court in May 2000. Such portion ceased upon the effective date of the Plan. The long-term incentive provision of the compensation package was negotiated because the Predecessor was in Chapter 11 and unable to offer an equity incentive plan. Therefore, the Predecessor considers this provision to be an expense resulting from the reorganization of the business and directly associated with the Chapter 11 proceeding. Accordingly, the provision for long-term incentive bonus of $3,591 in 2001 has been accounted for as a reorganization item in the consolidated statement of operations.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring plan to eliminate and discontinue certain product lines and branch locations identified certain employees that would be terminated as a result of the restructuring. Accordingly, the Company terminated approximately 85, 170 and 25 employees and recorded termination costs of $3,470, $753 and $837 for the years ended December 31, 2000 and 2001, and the three months ended March 31, 2002, respectively. Accrued liabilities for employee severance and termination costs, recognized in accordance with EITF 94-3, are summarized as follows for the years ended December 31, 2001 and 2002:

Balance at December 31, 2000	$1,833
Charges during 2001	753
Payments charged against the liability	(1,420)

Balance at December 31, 2001	1,166
Charges during 2002	837
Payments charged against the liability	(1,941)

Balance at December 31, 2002	$62

Major Settlements and Other Motions Approved by the Bankruptcy Court

Subsequent to the filing of the bankruptcy case on February 2, 2000, the Predecessor was required to seek approval of the Bankruptcy Court for certain material decisions regarding its continued operations. The following summarizes the major matters approved during the bankruptcy case:

Settlement with the United States Federal Government.    The federal government of the United States filed a $48,000 claim against the Predecessor claiming trebled damages with respect to an underlying $16,000 claim relating to, among other things, claims arising from Medicare billings as well as claims in unliquidated amounts. Although the Predecessor disputed the validity of the claims and the allowability of a trebled damage claim, in an effort to compromise this and other issues, the Predecessor and the Department of Justice, or DOJ, entered into a settlement agreement dated on or about February 11, 2002. Pursuant to the terms of the settlement agreement, which was approved by the Bankruptcy Court on February 13, 2002, the Predecessor has paid the federal government $17,000 in cash in full settlement and satisfaction of the aforementioned claims and certain claims which arose during the bankruptcy case.

The parties to the settlement agreement are the Predecessor and its affiliates, the DOJ and the Office of Inspector General for the Department of Health and Human Services, or DHHS. On March 26, 2002, the effective date of the Plan, the DOJ provided a release of all administrative and civil monetary claims under the False Claims Act, Civil Monetary Penalties Law, Program Fraud Civil Remedies Act, common law theories of payment by mistake, unjust enrichment, breach of contract, and fraud for the covered conduct in the agreement. The Office of Inspector General also provided the Predecessor with a release of its right to, with respect to covered conduct in the agreement, permissively exclude us from participating in federal health care programs.

In connection with the settlement agreement, the Predecessor entered into a Corporate Integrity Agreement with the Office of Inspector General for the DHHS. As the successor to Rotech Medical Corporation, the Company is subject to the terms of the Corporate Integrity Agreement. See ”Corporate Integrity Agreement” for a description of the material terms of the Corporate Integrity Agreement.

Settlement with IHS.    During the pendency of the Chapter 11 case, the Predecessor and IHS operated pursuant to an integrated cash management system controlled by IHS. Pursuant to the settlement agreement with IHS, the Predecessor and IHS have fully and finally satisfied the claims they have against each other by an allocation of $40,000 in cash and a $5,000 promissory note and the remainder of the cash on hand (approximately $40,000) was retained by IHS. The Predecessor and IHS exchanged, effective as of the effective

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of the plan of reorganization, general releases, which cover all intercompany claims against each other. As the successor to Rotech Medical Corporation, the Company is subject to the terms of the settlement agreement.

Settlement with CMS.    IHS and its subsidiaries, including the Predecessor, receive reimbursement under Part B of the Medicare Program. The Centers for Medicare and Medicaid Services, or CMS, had asserted that it overpaid IHS Part B Providers, including the Predecessor, approximately $1,100 in the aggregate for certain services and underpaid approximately $2,500 in the aggregate for certain services. CMS was holding the underpayments in administrative freeze pending a resolution of its right to set them off against the overpayments. As part of a stipulation filed with the Bankruptcy Court, the parties agreed that CMS is permitted to off-set the underpayments against the overpayments and hold in administrative freeze the balance remaining after the off-set, subject to (A) mutual agreement by the parties or (B) an order from the Court concerning the disposition of said funds. Effective March 26, 2002, all of (A) CMS’s claims against IHS and its subsidiaries, including the Predecessor, and (B) all of IHS’s and its subsidiaries’, including the Predecessor’s, claims against CMS for underpayments arising under Medicare Part B before the February 13, 2002 settlement date have been released, subject to limited exceptions, including insurance obligations retained by IHS. The Bankruptcy Court signed the stipulation on April 12, 2002.

Corporate Integrity Agreement

The Predecessor and the Office of Inspector General of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the federal government’s fraud claims against the Predecessor in the bankruptcy proceeding. As the successor to the business and operations of the Predecessor, the Company is subject to the provisions of the Corporate Integrity Agreement.

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs.

The Corporate Integrity Agreement is for a term of five years. It imposes upon the Company (including in most instances the Company’s officers, directors, employees and others) various training requirements, as well as the need to have certain policies and procedures in place. It also requires that the Company have a Compliance Officer, several “Compliance Liaisons,” and a Compliance Committee.

The Corporate Integrity Agreement requires the Company to conduct internal claims reviews relating to its billing of the federal Medicare program, as well as systems reviews if warranted. It sets forth a role for an Independent Review Organization in these reviews although, provided that the Company meets certain conditions, the Independent Review Organization’s role becomes more limited in later years. Both the Company and the Independent Review Organization must file reports of the reviews with the Office of Inspector General of the DHHS.

The Corporate Integrity Agreement also mandates that the Company have certain procedures in place with respect to its acquisition process. More specifically, the Company is required to have an Acquisition Committee which approves all acquisitions before they are consummated. As part of the acquisition process, the Company will be required to conduct operational and file reviews of potential entities in which the Company might acquire an interest. Assuming that the Company decides to acquire an entity, the Company will be required to provide a report to the Office of Inspector General of the DHHS indicating that the Company followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporate Integrity Agreement restricts the Company from hiring any person or contractor who is ineligible to participate in federal health care programs, federal procurement or federal non-procurement programs or has been convicted of a criminal offense related to the provision of health care items or services. The Company is obligated to conduct ongoing reviews of the qualifications of all of its employees and contractors. If a current employee or contractor is or becomes an ineligible employee as contemplated by the Corporate Integrity Agreement, such individual must be relieved of any responsibility for, and removed from any involvement with, the Company’s business operations relating to federal health care programs.

As part of the Corporate Integrity Agreement, the Company also has certain obligations with respect to repayment of identified overpayments and reporting of “Material Deficiencies” the Company may learn of with respect to its relationship with federal health care programs. The Company also must submit annual reports to the Office of Inspector General of the DHHS regarding its compliance with the Corporate Integrity Agreement. To the extent that we violate the terms of the Corporate Integrity Agreement, the Company may be subject to substantial penalties, including stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day the Company is in breach of the agreement, and, possibly, exclusion from federal health care programs.

(4)    Fresh-Start Reporting

The Company adopted fresh-start reporting, effective March 31, 2002. Under fresh-start reporting, the reorganization value of the Company is allocated to the Company’s assets based on their respective fair values in conformity with a method similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets-goodwill.” In adopting fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The estimate of reorganization value was based upon the Company’s cash flows, selected comparable market multiples of publicly traded companies, lease obligations, and other applicable valuation techniques.

In connection with the Predecessor’s emergence from bankruptcy, any liabilities of the Predecessor that existed on the date it filed for bankruptcy protection were substantially eliminated in accordance with the Plan. In this regard, the Predecessor realized an extraordinary gain of $20,441. For accounting purposes, this gain has been reflected in the operating results of the Predecessor for the three-month period ended March 31, 2002.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of fresh-start reporting recorded as of March 31, 2002 follows (in thousands):

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$14,687	$(13,000	)(1)	$—		$1,687
Accounts receivable, net	121,742	—		—		121,742
Other accounts receivable	1,137	—		—		1,137
Inventories	23,908	—		—		23,908
Prepaid expenses	2,831	—		—		2,831
Deferred tax asset	24,705	(24,705	)(2)	—		—

Total current assets	189,010	(37,705)		—		151,305
Property and equipment, net	242,774	—		(21,482	)(7)	221,292
Intangible assets	783,529	—		(783,529	)(8)	—
Reorganization value in excess of value of identifiable assets-goodwill	—	—		651,814	(10)	651,814
Other assets	13,625	6,460	(3)	—		20,085

	$1,228,938	$(31,245)		$(153,197)		$1,044,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,497	$—		$—		$15,497
Accrued expenses	19,999	—		—		19,999
Current portion of long-term debt	—	2,000	(5)	—		2,000

Total current liabilities	35,496	2,000		—		37,496

Liabilities subject to compromise	47,441	(47,441	)(1)	—		—
Due to parent company, net	378,287	(438,086	)(4)	59,799	(8)	—
Deferred tax liabilities	58,359	(58,359	)(2)	—		—
Priority tax claim	—	9,000	(1)	—		9,000
Long-term debt, less current portion	—	498,000	(5)	—		498,000
Series A Convertible Redeemable Preferred Stock	—	5,000	(9)			5,000
Stockholders’ equity:
Common Stock – Predecessor	1	—		(1	)(9)	—
Common Stock – Successor	—	—		2	(9)	2
Additional paid-in capital Predecessor	565,893	—		(565,893	)(8)	—
Additional paid-in capital Successor	—	—		494,998	(9)	494,998
Retained earnings	143,461	(1,359	)(6)	(142,102	)(8)	—

Total stockholders’ equity	709,355	(1,359)		(212,996)		495,000

	$1,228,938	$(31,245)		$(153,197)		$1,044,496

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents estimated plan of reorganization claims allowed and paid.

(2)	Represents estimated effect of Internal Revenue Code Section 338(h)(10) election.

(3)	Represents the following:
	Estimated value of non-core assets retained by Predecessor	$(10,500)
	Deferred debt issue costs	16,960

		$6,460

(4)	Represents settlement with IHS.

(5)	Represents the sale of senior secured term loan and senior subordinated notes.

(6)

Represents priority tax claim allowed of $9,000, plus contribution of Series A Convertible Redeemable Preferred Stock of $5,000 to an employee profit sharing plan, plus administrative expense claims allowed of $7,800, less gain on debt discharge of $20,441.

(7)	Represents reduction of property and equipment to estimated fair market value under fresh-start reporting.

(8)	Represents elimination of Predecessor’s intangible assets, equity accounts and retained earnings under fresh-start reporting.

(9)	Represents reorganization value of stock as follows:
	Series A Convertible Redeemable Preferred Stock	$5,000
	Common Stock	2
	Additional paid-in capital	494,998

		$500,000

(10)	Represents allocation of reorganization value under fresh-start reporting as follows:
	Cash and cash equivalents	$1,687
	Accounts receivable	121,742
	Other current assets	27,876
	Property and equipment	221,292
	Other assets	20,085
	Accounts payable and accrued expenses	(35,496)
	Priority tax claim	(9,000)

		348,186
	Reorganization value in excess of value of identifiable assets-goodwill	651,814

		$1,000,000

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to March 31, 2002, the following adjustments were made to reorganization value in excess of value of identifiable assets-goodwill as the Company completed and finalized the valuations required under fresh-start reporting to determine the fair value of the Company’s assets and liabilities:

Reduction of property and equipment to estimated fair market value	$4,683
Finalization of additional taxes due related to the Internal Revenue Code Sections 338(h)(10) election	18,194
Finalization of estimates made to recognize cumulative deferred revenue upon emergence	15,157
Allocation of goodwill to specifically identifiable intangible assets	(19,803)
Miscellaneous	(1,122)

Adjustment to reorganization value in excess of value of identifiable assets—goodwill	$17,109

In connection with the Company’s adoption of fresh-start reporting, the Company obtained valuations of the patient service equipment and has reconsidered the estimated useful lives for this equipment and its other fixed assets. The new basis of patient service equipment, furniture and office equipment, and vehicles at March 31, 2002 are being depreciated over their estimated respective remaining useful lives at that date, using the weighted average life of the asset groups, which approximates four years. Purchases of such property and equipment since March 31, 2002 are being depreciated over five years for patient service equipment, three years for computer equipment and five years for vehicles; leasehold improvements and furniture and equipment are unchanged. Prior to March 31, 2002, all such assets were depreciated over an average life of seven years. The effect of this change in estimate related to the fair value and remaining useful lives for the nine months ended December 31, 2002 was to increase depreciation by $1,271.

(5)    Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	Predecessor 2001	Successor 2002
Patient accounts receivable	$142,030	$116,444
Less allowance for doubtful accounts	24,625	19,026

	$117,405	$97,418

Included in patient accounts receivable at December 31, 2001 and 2002 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 55% and 56% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $24,950 at December 31, 2001 and $18,361 at December 31, 2002. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(6)    Business Acquisitions

There were no acquisitions during the year ended December 31, 2000 and the three month period ended March 31, 2002.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine month period ended December 31, 2002, the Company acquired four businesses for a total cost of $2,903, all of which was paid in cash. The allocation of the total costs of the 2002 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

Transaction	Current assets	Property and equipment	Intangible assets	Liabilities	Total cost
Four acquisitions	$8	429	2,466	—	$2,903

In the fourth quarter of 2001, the Company acquired two businesses for a total cost of $1,228, of which $607 was paid in cash and $621 represented notes payable to the sellers. The allocation of the total costs of the 2001 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

Transaction	Current assets	Property and equipment	Intangible assets	Liabilities	Total cost
Two acquisitions	$78	230	920	—	$1,228

Pro forma results of operations reflecting the 2001 and 2002 acquisitions as if they had occurred at the beginning of 2001 and 2002 have not been presented since the amounts are immaterial in relation to the Company.

The Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including pre-acquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must await additional information for the resolution or final measurement of contingencies and valuation estimates during the allocation period, which usually does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Pre-acquisition contingencies in connection with the Company’s business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, income tax matters and legal proceedings. During the three year period ended December 31, 2002, the Company resolved or completed the final measurement of certain pre-acquisition contingencies related to business acquisitions; however, the effect of such adjustments was immaterial.

(7)    Due to Parent Company

Prior to emergence from bankruptcy the parent company provided integrated cash management services and various corporate and administrative functions for the Company, including financial, legal, accounting, human resources, information systems and corporate compliance services. As of December 31, 2001, balances due to the parent company of approximately $394,000 bear no interest and have no specified repayment provisions. At March 26, 2002, all outstanding balances due to the parent company were settled in accordance with the Plan and have been adjusted through the reorganization entries discussed in Note 4.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Property and Equipment

Property and equipment consist of the following at December 31:

	Predecessor 2001	Successor 2002
Patient service equipment	$332,399	$223,251
Furniture and office equipment	46,297	27,750
Vehicles	28,845	6,157
Leasehold improvements	7,886	7,119

	415,427	264,277
Less accumulated depreciation and amortization	158,089	46,913

	$257,338	$217,364

The net carrying value of patient service equipment was $200,224 in 2001 and $183,915 in 2002.

(9)    Other Assets

Other assets consist of the following at December 31:

	Predecessor 2001	Successor 2002
Debt issue costs	—	$16,097
Investment in provider of home health care products and services	5,078	6,804
Deposits	4,159	3,389
Notes receivable	4,062	—

	$13,299	$26,290

The investment in provider of home health care products and services consists of a loan of $580 and $6,224 of outstanding management fees owed by a provider of home health care products and services (the “Provider”) to the Company. On February 6, 2003, the Company entered into an asset purchase agreement with the Provider to acquire its principal operating assets and certain liabilities of the Provider (including the loans and the outstanding management fees owed to the Company) for a cash purchase price of up to $5,000. The Company paid $2,000 in cash on the closing date, with the remaining cash purchase price to be paid out based on an earn-out provision in the asset purchase agreement.

(10)    Accrued Expenses

Accrued expenses consist of the following at December 31:

	Predecessor 2001	Successor 2002
Accrued salaries and wages	$11,606	$12,585
Accrued workers’ compensation and other claims	4,158	4,449
Accrued sales tax	1,455	1,452
Other	1,636	3,469

	$18,855	$21,955

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Long-Term Debt

The Company’s long-term debt consists of the following at December 31:

	Predecessor 2001	Successor 2002
Senior Secured Term Loan; $450 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	$—	$178,513
9 ½% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	—	300,000

Sub-total	—	478,513
Less current portion	—	1,799

Total long-term debt	$—	$476,714

In addition to the above, as of December 31, 2002, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at December 31, 2002, however the Company has issued letters of credit totaling $5 million under this facility. The amount available for borrowings under the revolving credit facility is the lesser of (a) the total commitment amount of the revolving credit facility minus the aggregate outstanding balance of revolving credit loans (including obligations in respect of letters of credit) and (b) certain percentages of the Company’s eligible accounts receivable, eligible inventory and eligible property, plant and equipment, minus the aggregate outstanding balance of revolving credit loans (including obligations in respect of letters of credit) and the term loan.

Interest expense (income) were as follows for the years ended December 31, 2000 and 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002:

	Predecessor			Successor
	2000	2001	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
Interest expense incurred	$108	$73	$14	$33,556
Interest income	(154)	(395)	(31)	(463)

Interest expense (income)	$(46)	$(322)	$(17)	$33,093

Cash paid for interest	$108	$73	$14	$23,275

Long-term debt maturities during the next five fiscal years are as follows: 2003—$1,799; 2004—$1,799; 2005—$1,799; 2006—$1,799, and 2007 – $128,600.

The senior secured credit facilities contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. As of December 31, 2002, the Company is in compliance with its covenants.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s obligations under the credit facilities are guaranteed by each of the Company’s direct and indirect domestic subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries.

All obligations under the credit facilities and the guarantees are secured by a perfected first priority security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of the Company’s direct and indirect subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries and limited, in the case of each foreign subsidiary, to 65% of the value stock of such entity.

(12)    Lease Commitments

The Company operates principally in leased offices and warehouse facilities. In addition, company vehicles, delivery vehicles and office equipment are leased under operating leases. Lease terms range from one to ten years with renewal options for additional periods. Many leases provide that the Company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

Rental expense for building and vehicle leases approximated $24,676 in 2000, $23,508 in 2001, $5,715 for the three months ended March 31, 2002, and $20,537 for the nine months ended December 31, 2002.

Future minimum rental commitments under non-cancelable leases, primarily for branch locations, are as follows:

Minimum rental commitments
For the years ending December 31:
2003	$20,257
2004	14,445
2005	9,928
2006	5,269
2007	1,644
Thereafter	703

$52,246

(13)    Stock Compensation Plan

Under the Company’s Common Stock Option Plan, which became effective March 26, 2002, the Company can grant to employees, directors, or consultants incentive and nonqualified options to purchase up to 3,025,000 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years. At December 31, 2002, options to acquire up to 965,000 shares of common stock may be granted pursuant to this plan and 2,060,000 have been granted. Of the stock options granted, 150,000 shares may be cancelled by the Board of Directors in its reasonable discretion on the first anniversary of the Chief Executive Officer’s employment based upon performance.

The Company applies APB Opinion No. 25 for valuing options when the exercise price of the options granted to employees is equal to or exceeds the fair value of the underlying stock on the date of grant. The Company applies SFAS No. 123 for options granted to non-employees who perform services for the Company. There was no stock-based compensation expense for the nine months ended December 31, 2002.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net income and basic and diluted income per share would have been as follows for the nine months ended December 31, 2002:

Net earnings available for common stockholders:
As reported	$13,526
Pro forma	$12,909
Basic net earnings available for common stockholders per share:
As reported	$0.54
Pro forma	$0.52
Diluted net earnings available for common stockholders per share:
As reported	$0.54
Pro forma	$0.51

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended December 31, 2002: expected volatility of 5%; dividend yield of 0.0%; expected option life of approximately 5 years; and a risk-free interest rate of 3.8%.

The following table summarizes the Company’s stock option transactions for nine months ended December 31, 2002:

	Number of Shares	Weighted Average Price
Options outstanding at April 1, 2002	—	—
Granted	3,025,000	$19.33
Exercised	—	—
Forfeited	(965,000)	20.00

Options outstanding at December 31, 2002	2,060,000	$19.00

The weighted average fair value per share of options granted during the nine months ended December 31, 2002 was $3.37. There were 96,250 options with a weighted average exercise price of $20.00 exercisable at December 31, 2002.

At December 31, 2002, there were no outstanding options which were granted during the period with an exercise price that was below the fair market value of the common stock at the measurement or grant date.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option prices as of December 31, 2002:

Options Outstanding				Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Option Price

$17.00—$20.00	2,060,000	9.5	$19.00	96,250	$20.00

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Income Taxes

In connection with the Plan, the Company entered into a Tax Sharing Agreement with the Predecessor and IHS that sets forth the Company’s rights and obligations with respect to taxes arising from and in connection with the implementation of the Plan. The Tax Sharing Agreement sets forth that the parties to the agreement will, for tax purposes, treat the transfer of the Predecessor’s assets to the Company as a taxable event rather than as a tax-free reorganization. An election was made under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under analogous state and local law, with respect to the transfer of the Predecessor’s assets to the Company. As a result of such election, the Company will be able to account for the acquisition of the stock of all of the subsidiaries as if it had acquired the assets of those subsidiaries for income tax purposes. This deemed asset purchase agreement will result in some increase in the immediate tax cost of the restructuring, but the Company’s tax basis used in calculating depreciation and amortization deductions for these assets will increase substantially, resulting in future tax savings. The Company believes that the present value of such future tax savings will be significantly greater than the increase in current tax costs.

The parties have agreed to provide assistance to each other in the preparation and filing of tax returns, defending audits and related matters. The Company has agreed to indemnify the Predecessor and IHS for all taxes attributable to the Company and incurred in connection with the implementation of the Plan and will indemnify the Predecessor and IHS for all taxes that they incur as a result of the Section 338(h)(10) and similar elections, other than up to $2 million of certain specified taxes. Also, IHS has agreed to indemnify the Company and the Predecessor for all taxes attributable to IHS and subsidiaries that are not also subsidiaries of the Company or the Predecessor.

Prior to March 31, 2002, the Predecessor is included in IHS’s consolidated federal income tax return. The allocated provision for current income taxes is applied to increase balances due to the parent company. The allocated provision for income taxes on earnings before income taxes is summarized below for the years ended December 31, 2000 and 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002:

	Predecessor			Successor
	Year Ended December 31,		Three Months Ended March 31,	Nine Months Ended December 31,
	2000	2001	2002	2002
Current:
Federal	$5,828	$26,253	$(184)	—
State	977	4,366	(19)	691

Total current provision	6,805	30,619	(203)	691

Deferred:
Federal	4,524	(253)	—	9,405
State	752	(42)	—	807

Total deferred provision	5,276	(295)	—	10,212

	$12,081	$30,324	$(203)	$10,903

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	Predecessor	Successor
	2001	2002
Deferred tax liabilities:
Excess of book over tax basis of property and equipment	$38,511	$2,237
Excess of book over tax basis of intangible assets	16,446	12,750
Other	3,402	—

Total deferred tax liabilities	58,359	14,987

Deferred tax assets:
Restructuring costs	(5,957)	—
Bad debt reserves	(8,729)	—
Other accrued liabilities	(3,000)	(3,860)
Net operating loss	—	(570)
Other	(7,019)	(345)

Total deferred tax assets	(24,705)	(4,775)

Net deferred tax liabilities	$33,654	$10,212

A reconciliation of tax expense computed at the statutory federal tax rate on earnings before income taxes to the actual income tax expense is as follows for the years ended December 31, 2000 and 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002:

	Predecessor			Successor
			Three Months Ended March 31,	Nine Months Ended December 31,
	2000	2001	2002	2002
Tax provision computed at the statutory rate	$1,161	$14,011	$(52,131)	$8,672
Fresh start reporting adjustments	—	—	51,869	—
State income taxes, net of federal income tax benefit	1,124	2,810	19	1,063
Intangibles amortization and other book expenses not deductible for tax purposes	9,796	13,503	40	1,168

Total income tax expense	$12,081	$30,324	$(203)	$10,903

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of December 31, 2002.

At December 31, 2002, the Company has available federal net operating loss carryforwards of approximately $1,600, which expire in 2022.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Insurance Coverages

The Company has a self-insured plan for health and medical coverage for its employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims for services incurred in the plan year in excess of $175. Prior to March 26, 2002, the Company had a plan for health and medical coverage through its parent, IHS. Total reserves for group health insurance claims payable, including an estimate for incurred but not reported claims included in other current liabilities in the balance sheet, were approximately $3,500 and $3,800 as of December 31, 2001 and 2002, respectively.

The Company is subject to workers’ compensation and employee health benefit claims, which are primarily self-insured; however, the Company does maintain certain stop-loss and other insurance coverage which management believes to be appropriate. Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

(16)    Certain Significant Risks and Uncertainties

The Company and others in the healthcare business are subject to certain inherent risks, including the following:

•	Substantial dependence on revenues derived from reimbursement by the Federal Medicare and State Medicaid programs which have been reduced in recent years and which entail exposure to various healthcare fraud statutes;

•	Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

•	Lawsuits alleging malpractice and related claims.

Such inherent risks require the use of certain management estimates in the preparation of the Company’s consolidated financial statements and it is reasonably possible that a change in such estimates may occur.

The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and other federally funded programs (primarily Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 64.7% of the Company’s patient revenue for the year ended December 31, 2000, 67.0% of the Company’s patient revenue for the year ended December 31, 2001, 67.9% of the Company’s patient revenue for the three months ended March 31, 2002, and 69.1% of the Company’s patient revenue for the nine months ended December 31, 2002. The Company’s operations are subject to a variety of Federal, State and Local legal and regulatory risks, including without limitation the Federal Anti-Kickback Statute and the Federal Ethics in Patient Referral Act (so-called “Stark Law”), many of which apply to virtually all companies engaged in the healthcare services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Stark Law prohibits, with limited exceptions, financial relationships between ancillary service providers and referring physicians. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

•	False Claims—“Operation Restore Trust” is a major anti-fraud demonstration project of the Office of the Inspector General. The primary purpose for the project is to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. False claims are prohibited pursuant to criminal and civil statutes and are punishable by imprisonment and monetary penalties.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Regulatory Requirement Deficiencies—In the ordinary course of business, health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility’s license.

•	Changes in laws and regulations—Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

In response to the aforementioned regulatory risks, the Company formed a Corporate Compliance Department to help identify, prevent and deter instances of Medicare, Medicaid and other noncompliance. Although the Company strives to manage these regulatory risks, there can be no assurance that federal and/or state regulatory agencies that currently have jurisdiction over matters including, without limitation, Medicare, Medicaid and other government reimbursement programs, will take the position that the Company’s business and operations are in compliance with applicable law or with the standards of such regulatory agencies (see note 2).

The Company is also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on the Company. As a result, the Company maintains occurrence basis professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

The Company is also subject to certain inherent risks related to the acquisition of businesses. Since its inception, the Company has grown through acquisitions, and realization of acquisition costs, including intangible assets of businesses acquired, is dependent initially upon the consummation of the acquisitions and subsequently upon the Company’s ability to successfully integrate and manage acquired operations.

(17)    Legal Proceedings—Contingencies

Due to the nature of the business, the Company is involved from time to time in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit the Company (or the Predecessor) are a party to, if resolved adversely, would have a material adverse effect on the financial condition or results of operations.

As noted previously, on February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against the Predecessor with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed the Predecessor’s plan of reorganization which became effective on March 26, 2002. In connection with its emergence from bankruptcy, claims made against the Predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the Plan or pursuant to settlement agreements approved by the Bankruptcy Court prior to emergence from bankruptcy. However, although management believes that all pre-petition state claims have also been discharged or dealt with in the plan of reorganization, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against the Predecessor or the Company involving pre-petition claims.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Retirement Benefits

401(k) Savings Plan

The Company instituted a 401(k) Savings Plan (“Savings Plan”) on May 1, 1996. The Savings Plan covers all full-time employees who have met certain eligibility requirements and is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. The Company’s contribution expense was approximately $1,151 in 2000, $1,264 in 2001, $238 for the three months ended March 31, 2002, and $936 for the nine months ended December 31, 2002.

Employee Profit Sharing Plan

Pursuant to the Plan (see Note 3) the Company issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) to an irrevocable trust in order to establish an employee profit sharing plan. The Preferred Stock is held by the Company’s employee profit sharing plan and qualifies as a defined contribution plan in accordance with FASB Statement No. 87, Employers’ Accounting for Pensions. The shares were issued at a fair-market value price of $20 per share, for a total contribution of $5,000. This amount was recognized as a reorganization item in the Predecessor’s Statement of Operations for the three months ended March 31, 2002.

(19)    Related Party Transactions

For 2000 and 2001, selling, general and administrative expenses include allocations from the IHS corporate office for certain services provided to the Company, including financial, legal, accounting, human resources, information systems and corporate compliance services. Such corporate office allocations, which apply to all IHS divisions, represent expenses clearly applicable to the Company based on determinations that management believes to be reasonable. Such allocated charges were approximately $1,300 for the years ended December 31, 2000 and 2001, and $0 for the three months ended March 31, 2002. Management estimates that the Company’s corporate administrative and general expenses on a stand-alone basis would have approximated the amounts allocated.

(20)    Restatement of March 31, 2002 Statement of Operations

Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended March 31, 2002, the Company’s management determined that the effects of revaluing the Predecessor’s assets and liabilities, in accordance with SOP No. 90-7, should have been reflected as an additional charge to the Predecessor’s final statement of operations. The adjustment was previously reported as a fresh-start adjustment directly to the Predecessor’s stockholders’ equity accounts.

The adjustment to the Predecessor’s statement of operations is approximately $153,197 of reorganization expense to write-down the Predecessor’s assets to fair market value. As a result of this adjustment, the expense related to the reorganization items of the Predecessor for the three months ended March 31, 2002 increased from approximately $29,094 to $182,291. As a result, the amounts previously reported for the three months ended March 31, 2002 for reorganization expense and net income were understated by $153,197 and overstated by $153,197, respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the restatement on the Predecessor’s consolidated statement of operations for the three months ended March 31, 2002 are as follows:

	As Previously Reported	Restatement Amount	As Restated
Reorganization Items	$29,094	$153,197	$182,291
Loss before income taxes, and extraordinary items	$(747)	$(153,197)	$(153,944)
Net earnings (loss)	$19,897	$(153,197)	$(133,300)

The restatement amounts did not impact the Successor balance sheet as of April 1, 2002, nor does it affect the Company’s net earnings for the nine-month period ending December 31, 2002.

(21)    Segment Data

The Company follows a decentralized approach to management of its branch locations. Each autonomous branch location provides essentially the same products to customers at similar margins. Management reporting and analysis is done on monthly basis for each branch location, and then aggregated for analysis as one operating segment.

Net revenues are derived from the following principal service categories within the Company’s home care segment:

	Predecessor			Successor
	Year Ended December 31,		Three Months Ended March 31,	Nine Months Ended December 31,
	2000	2001	2002	2002
Oxygen and other respiratory therapy	$400,919	$465,231	$120,618	$369,875
Home medical equipment	142,351	131,464	30,745	83,916
Other	25,434	17,792	3,387	9,234

	$568,704	$614,487	$154,750	$463,025

(22)    Series A Convertible Redeemable Preferred Stock

The Company issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) pursuant to the plan of reorganization (see Note 3). The Preferred Stock is held by the Company’s employee profit sharing plan (see note 18). Total preferred stock authorized by the Company are 1,000,000 shares. Each share of Preferred Stock has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of the Company’s board of directors in cash or in additional shares of Preferred Stock. The Preferred Stock is convertible at any time at the option of the holder after consummation of an underwritten initial public offering of the Company’s common stock at a price per share of at least $20 and with gross proceeds to the Company of at least $100 million. If the Company has not completed such an underwritten public offering prior to the fifth anniversary of the date of issuance, a holder may thereafter, at its option, convert each share of Preferred Stock into shares of common stock based on the conversion ratio for each share of Preferred Stock at the time of conversion. Initially, each share of Preferred Stock will be convertible into .8 shares of our common stock. The Preferred Stock must be redeemed by the Company on June 26, 2012 at a redemption price of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 250,000 shares of Preferred Stock would be $5,000 plus any accrued unpaid dividends.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event of any liquidation, or sale or merger, each holder of preferred stock shall receive, out of the assets of the Company legally available for distribution to its stockholders, prior to any payment to any junior securities, the series A preferential amounts.

To the extent that dividends are declared or paid upon common stock, dividends will also be declared or paid to the holders of preferred stock. As of December 31, 2002, the Company has not declared or paid dividends to the holders of any class of stock.

(23)    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2001 and 2002:

	2002	2002
	Predecessor	Successor
	First	Second	Third	Fourth
Net revenues	$154,750	$154,993	$153,140	$154,892
Net (loss) earnings:
(Loss) earnings before extraordinary items	(153,741)	7,375	4,433	2,064
Extraordinary gain on debt discharge	20,441	—	—	—
Net (loss) earnings	(133,300)	7,375	4,433	2,064
Net earnings per common share (a):
Basic	—	0.29	0.17	0.08
Diluted	—	0.29	0.17	0.08
Market prices (b):
High	—	—	21.00	18.00
Low	—	—	10.00	13.00

	2001
	Predecessor
	First	Second	Third	Fourth
Net revenues	$148,000	$155,590	$154,885	$156,012
Net earnings	3,240	3,646	1,532	1,288
Earnings per common share (a)	—	—	—	—
Market prices (b)	—	—	—	—

(a)	Earnings per share data not provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of IHS.
(b)	There is no established trading market for the Company’s common stock. The Company’s common stock was initially allocated to the creditors of IHS and distributed to the Predecessor on March 26, 2002 in connection with the Plan, but was not distributed by the Predecessor to the creditors until July 2002. The Company’s common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” under the symbol “ROHI”.