Form 10-Q
period 2003-03-31
ROTECH HEALTHCARE INC
filed 2003-05-15
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 1, 2003, the registrant had 25,000,000 shares of common stock outstanding.

ROTECH HEALTHCARE INC.

Quarterly Report for the Period Ended March 31, 2003

EXPLANATORY NOTE

Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and transferred to Rotech Healthcare Inc. substantially all of its assets in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used in this quarterly report, unless otherwise specified or the context otherwise requires, references to the “Company” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002. References to the “Predecessor” refer to Rotech Medical Corporation and its subsidiaries. References to the “Successor” refer to Rotech Healthcare Inc. and its subsidiaries. Readers should refer to the discussion under “The bankruptcy case” and “Restructuring transaction and related transactions” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 for information regarding the bankruptcy of our Predecessor and the restructuring transactions related thereto. This quarterly report contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this quarterly report, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to Rotech Healthcare Inc. are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	March 31, 2003
Assets

Current assets:
Cash and cash equivalents	$28,012	$30,786
Accounts receivable, net	97,418	95,957
Other accounts receivable	2,066	1,086
Inventories	21,447	16,669
Prepaid expenses	3,629	3,069
Deferred tax asset	4,775	4,775

Total current assets	157,347	152,342

Property and equipment, net	217,364	216,427
Identifiable intangible assets, net	18,966	18,685
Other goodwill	2,316	10,090
Reorganization value in excess of value of identifiable assets—goodwill	668,923	668,939
Other assets	26,290	19,004

	$1,091,206	$1,085,487

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,071	$20,945
Accrued expenses	21,955	19,764
Accrued interest	10,281	17,632
Deferred revenue	15,157	14,913
Income taxes payable	6,413	1,303
Current portion of long-term debt	1,799	1,698

Total current liabilities	76,676	76,255

Deferred tax liabilities	14,987	14,987
Priority tax claim	8,957	8,664
Long-term debt, less current portion	476,714	466,365
Commitments and contingencies
Series A Convertible Redeemable Preferred Stock	5,346	5,458

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	494,998	494,998
Retained earnings	13,526	18,758

Total stockholders’ equity	508,526	513,758

	$1,091,206	$1,085,487

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Predecessor	Successor
	Three months ended March 31,
	2002	2003

Net revenues	$154,750	$152,578
Total cost of net revenues	34,660	35,429

Gross profit	120,090	117,149
Costs and expenses:
Provision for doubtful accounts	3,661	4,560
Selling, distribution and administrative	88,099	92,818
Interest (income) expense, net	(17)	10,229

Total costs and expenses	91,743	107,607

Earnings before reorganization items, income taxes and extraordinary items	28,347	9,542
Reorganization items	182,291	—

(Loss) earnings before income taxes and extraordinary items	(153,944)	9,542
Federal and state income tax (benefit) expense	(203)	4,198

(Loss) earnings before extraordinary items	(153,741)	5,344
Extraordinary gain on debt discharge	20,441	—

Net (loss) earnings	(133,300)	5,344
Accrued dividends on redeemable preferred stock	—	112

Net (loss) earnings available for common stockholders	$(133,300)	$5,232

Net earnings per common share—basic		$0.21

Net earnings per common share—diluted		$0.21

Weighted average shares outstanding—basic		25,000,000

Weighted average shares outstanding—diluted		25,200,000

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Predecessor	Successor
	Three months ended March 31,
	2002	2003

Net (loss) earnings	$(133,300)	$5,344
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Reorganization items	182,291	—
Depreciation and amortization	14,986	16,919
Deferred income taxes	—	(16)
Extraordinary gain on debt discharge	(20,441)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,337)	1,761
Decrease in other receivables	1,146	980
(Increase) decrease in inventories	(2,045)	4,778
Decrease in prepaid expenses	124	560
Decrease in accounts payable and accrued expenses	(5,086)	(2,373)
Increase in accrued interest	—	7,351
Decrease in income taxes payable	—	(5,110)
Decrease in deferred revenue	—	(244)

Net cash provided by operating activities	33,338	29,950
Net cash used by reorganization items	(8,848)	—

Net cash provided by operating activities and reorganization items	24,490	29,950

Cash flows from investing activities:
Purchases of property and equipment	(15,299)	(15,038)
Business acquisitions	—	(8,681)
(Increase) decrease in other assets	(6,929)	7,286

Net cash used in investing activities	(22,228)	(16,433)

Cash flows from financing activities:
Net proceeds from long term borrowings	483,040	—
Debt issuance costs	16,960	—
Payments of long term borrowings	—	(10,450)
Payments of priority tax claim	—	(293)
Payments of liabilities subject to compromise	(27,932)	—
Net proceeds from sale/lease back of vehicles	10,191	—
Distributions to parent company, net	(487,804)	—

Net cash used in financing activities	(5,545)	(10,743)

(Decrease) increase in cash and cash equivalents	(3,283)	2,774
Cash and cash equivalents, beginning of period	4,970	28,012

Cash and cash equivalents, end of period	$1,687	$30,786

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries, and its predecessor, Rotech Medical Corporation and its subsidiaries, and have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and transferred to Rotech Healthcare Inc. substantially all of its assets in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002. References to the “Predecessor” refer to Rotech Medical Corporation and its subsidiaries. References to the “Successor” refer to Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)    Accounting Policies and Recent Accounting Pronouncements

Reclassifications:    Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Use of Accounting Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements:    In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 during the quarter ended March 31, 2003 did not have a material effect on Company’s condensed consolidated financial statements and will be applied prospectively.

In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued by the FASB. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends SFAS No. 123 to provide

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. No stock options were granted by the Company in the three months ended March 31, 2003. The Company has not yet determined whether the Company will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46, as it relates to variable interest entities created after January 31, 2003, did not impact the Company’s condensed consolidated financial statements. Additional provisions of FIN 46, which are effective for the Company beginning on July 1, 2003, are not anticipated by management to have a material effect on the Company’s consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)    Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options, and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

A reconciliation of the number of common shares used in the calculation of basic and diluted EPS for the three months ended March 31, 2003 is presented below:

Successor
Weighted average basic shares	25,000,000
Effect of dilutive securities:
Stock options	—
Conversion of convertible redeemable preferred stock	200,000

Weighted average diluted shares	25,200,000

As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net earnings and basic and diluted earnings per share would have been as follows for the three months ended March 31, 2003:

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net earnings available for common stockholders:
As reported	$5,232
Pro forma	$4,989
Basic net earnings available for common stockholders per share:
As reported	$0.21
Pro forma	$0.20
Diluted net earnings available for common stockholders per share:
As reported	$0.21
Pro forma	$0.20

Options to purchase approximately 1,915,000 shares of common stock at prices ranging from $17.00 to $20.00 per share were outstanding as of March 31, 2003 but were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because the inclusion would have been anti-dilutive. No earnings per share data is provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of Integrated Health Services, Inc. (“IHS”).

(4)    Acquisitions

On February 6, 2003, the Company entered into an asset purchase agreement with Daniels Investment, Inc. d/b/a Northern Kentucky Respiratory Care (“NKR”) to acquire its principal operating assets and certain liabilities (including a loan and outstanding management fees owed to the Company) for a cash purchase price of up to $5,000.

Pursuant to the asset purchase agreement, the Company paid $2,000 in cash on the closing date, with the remaining cash purchase price to be paid out based on an earn-out provision in the agreement.

The business combination of NKR was accounted for by the purchase method of accounting. The results of the operations of the acquired business are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the NKR acquisition:

Cash	$127
Accounts receivable	300
Property and equipment	613
Intangible assets	50
Goodwill	7,774
Assumption of liabilities	(56)

Net value of purchased assets	$8,808
Loan and management fees payable to the Company	(6,808)

Cash paid for acquisition	$2,000

The purchase price and allocations are preliminary until December 31, 2005, the date the earn-out period expires. The unaudited pro forma effect of the acquisition of NKR on the Company’s revenues, net income (loss) and net income (loss) per share, for the three months ended March 31, 2002 and 2003, had the acquisition occurred on January 1, 2002, are not material to the Company’s condensed consolidated statements of operations.

(5)    Restructuring Accruals

The Company is implementing certain restructuring activities that include head count reduction and real estate efficiencies. During the three month period ended March 31, 2003, $5,806 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $5,806 in charges, $2,873 was paid in cash. The restructuring related charges are included in selling, distribution and administrative expenses in the condensed consolidated statements of operations. The Company terminated approximately 15% of its employees during the three months ended March 31, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)    Goodwill and Other Identifiable Intangible Assets

For impairment testing purposes, the Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that segment. Management will perform the required annual impairment test during the fourth quarter, unless indicators of impairment are present and suggest earlier testing is warranted.

The carrying value of goodwill increased by approximately $7,774 for the three months ended March 31, 2003 related to the acquisition of NKR on February 6, 2003.

The following table reflects the components of other identifiable intangible assets:

	December 31, 2002		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable identifiable intangible assets:
Customer/physician relationship	$12,000	$450	$12,000	$ 600
Computer software	5,000	250	5,000	333
Other	954	288	1,004	386

Subtotal	17,954	988	18,004	1,319
Non-amortizable identifiable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total identifiable intangible assets	$19,954	$988	$20,004	$1,319

Amortization expense for the three months ended March 31, 2002 and 2003 was approximately $0 and $331, respectively.

Estimated amortization expense for each of the fiscal years ended December 31, is as follows:

Amount
2003	$1,333
2004	1,072
2005	984
2006	984
2007	966

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

Balance as of January 1, 2003	$2,316
Goodwill acquired during the three months ended March 31, 2003	7,774

Balance as of March 31, 2003	$10,090

(7)    Segment Data

The Company has determined that it has one reportable segment because all distribution locations have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The accounting policies of the operating segment are those discussed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002.

This one line of business represents 100% of consolidated revenues from the distribution of health care products. The distribution business is comprised of three primary product lines: oxygen and other respiratory therapy, home medical equipment, and other health care products. The following table presents net revenues from distribution by each of the Company’s three primary product lines:

	Predecessor	Successor
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Oxygen and other respiratory therapy	$120,618	$126,183
Home medical equipment	30,745	23,798
Other health care products	3,387	2,597

	$154,750	$152,578

(8)    Petitions for Reorganization under Chapter 11 and Other Information

The Predecessor was incorporated on September 1, 1981. In 1997, the Predecessor entered into a definitive merger agreement pursuant to which the Predecessor became a wholly-owned subsidiary of IHS effective as of October 21, 1997.

On February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor and its subsidiaries, filed separate voluntary petitions for relief under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). On November 23, 2001, IHS filed a plan of reorganization (the “Plan”) for the Predecessor and its subsidiaries, which was approved by the creditors and confirmed by the Bankruptcy Court on February 13, 2002. The Plan became effective on March 26, 2002. On the effective date, the Predecessor transferred to the Company substantially all of

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries).

In February 2002, the Predecessor settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of the Company’s operating centers as well as claims in unliquidated amounts for a cash settlement of $17 million. The settlement became effective on March 26, 2002, upon the effectiveness of the Plan.

In addition, on February 13, 2002, IHS and its subsidiaries, including the Predecessor, entered into a stipulation with the Centers for Medicare and Medicaid Services (“CMS”), whereby CMS was permitted to set off certain underpayments to IHS with certain overpayments to the Predecessor in exchange for a full release of all CMS overpayment claims against IHS and its subsidiaries, including the Predecessor, to the effective date of the stipulation. The Bankruptcy Court signed the stipulation on April 12, 2002.

The Company recorded the following as reorganization items for the three months ended March 31, 2002:

Severance and terminations	$837
Legal, accounting and consulting fees	175
Loss on sale/leaseback of vehicles	4,686
Priority tax claim allowed	9,000
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	5,000
Administrative expense claims allowed	7,800
Fresh-start reporting adjustments	153,197
Loss on closure of discontinued branch operations, long term incentive compensation and other charges resulting from reorganization and restructuring	1,596

$182,291

(9)    Other Commitments and Contingencies

The Company is subject to workers’ compensation and employee health benefit claims, which are primarily self-insured. The Company does, however, maintain certain stop-loss and other insurance coverage which management believes to be appropriate. Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s legal proceedings, see the discussion under the caption “Part II—Other Information, Item I—Legal Proceedings”. In the opinion of management, except with respect to the Chapter 11 proceedings described above, there are currently no proceedings which individually, after taking into

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations.

(10)  Certain Significant Risks and Uncertainties

The Company and others in the health care business are subject to certain inherent risks, including the following:

•	Substantial dependence on revenues derived from reimbursement by the federal Medicare and state Medicaid programs which have been reduced in recent years and which entail exposure to various health care fraud statutes;

•	Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

•	Lawsuits alleging general and professional liability and related claims.

Such inherent risks require the use of certain management estimates in the preparation of the Company’s financial statements and it is reasonably possible that a change in such estimates may occur.

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 67.9% and 70.0% of the Company’s patient revenue for the three months ended March 31, 2002 and 2003, respectively. The Company’s operations are subject to a variety of federal, state and local legal and regulatory risks, including, without limitation, federal Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback Statute”) and the federal Ethics in Patient Referral Act of 1989 (“Stark I”) as amended by the Omnibus Budget and Reconciliation Act of 1993 (“Stark II” and together with Stark I, “Stark”) many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. Stark prohibits, with limited exceptions, financial relationships between certain designated health service providers and referring physicians. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute with which the Company must comply. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

•	False Claims—The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act also includes a number of “whistleblower” provisions that allow private individuals to bring actions on behalf of the government alleging violations of the False Claims Act. Violations of the False Claims Act may result in treble damages, civil monetary penalties, and exclusion from the Medicare and Medicaid programs. A number of other federal statutes give rise to criminal penalties (including fines and imprisonment) for individuals or entities that present false or fraudulent claims or documentation to the government.

•	Regulatory Requirement Deficiencies—In the ordinary course of business, health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension or decertification from

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility’s license.

•	Changes in laws and regulations—Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

The Company has formed a Corporate Compliance Department to help identify, prevent and deter instances of Medicare, Medicaid and other noncompliance. Although the Company strives to manage these regulatory risks, there can be no assurance that federal and/or state regulatory agencies that currently have jurisdiction over matters including, without limitation, Medicare, Medicaid and other government reimbursement programs, will take the position that the Company’s business and operations are in compliance with applicable law or with the standards of such regulatory agencies.

While the Company believes it complies in all material respects with all applicable regulatory requirements, an adverse determination in the governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

The Company is also subject to general and professional liability and related claims, which arise in the normal course of business and which could have a significant effect on the Company. As a result, the Company maintains occurrence based professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

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

The Company believes that adequate provision for the aforementioned items has been made in the accompanying condensed consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

(11)  Fresh-Start Reporting

The Company adopted fresh-start reporting upon its emergence from Chapter 11, effective March 31, 2002. Under fresh-start reporting, the reorganization value of the Company is allocated to the Company’s assets based on their respective fair values in conformity with a method similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identifiable intangible assets is reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The estimate of reorganization value was based upon the Company’s cash flows, selected comparable market multiples of publicly traded companies, lease obligations, and other applicable valuation techniques.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of fresh-start reporting recorded as of March 31, 2002 follows (in thousands):

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$14,687	$(13,000	)(1)	$—		$1,687
Accounts receivable, net	121,742	—		—		121,742
Other accounts receivable	1,137	—		—		1,137
Inventories	23,908	—		—		23,908
Prepaid expenses	2,831	—		—		2,831
Deferred tax asset	24,705	(24,705	)(2)	—		—

Total current assets	189,010	(37,705)		—		151,305
Property and equipment, net	242,774	—		(21,482	)(7)	221,292
Intangible assets	783,529	—		(783,529	)(8)	—
Reorganization value in excess of value of identifiable assets—goodwill	—	—		651,814	(10)	651,814
Other assets	13,625	6,460	(3)	—		20,085

	$1,228,938	$(31,245)		$(153,197)		$1,044,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,497	$—		$—		$15,497
Accrued expenses	19,999	—		—		19,999
Current portion of long term debt	—	2,000	(5)	—		2,000

Total current liabilities	35,496	2,000		—		37,496
Liabilities subject to compromise	47,441	(47,441	)(1)	—		—
Due to parent company, net	378,287	(438,086	)(4)	59,799	(8)	—
Deferred tax liabilities	58,359	(58,359	)(2)	—		—
Priority tax claim	—	9,000	(1)	—		9,000
Long-term debt, less current portion	—	498,000	(5)	—		498,000
Series A Convertible Redeemable Preferred Stock	—	5,000	(9)	—		5,000
Stockholders’ equity:
Common Stock—Predecessor	1	—		(1	)(9)	—
Common Stock—Successor	—	—		2	(9)	2
Additional paid-in capital Predecessor	565,893	—		(565,893	)(8)	—
Additional paid-in capital Successor	—	—		494,998	(9)	494,998
Retained earnings	143,461	(1,359	)(6)	(142,102	)(8)	—

Total stockholders’ equity	709,355	(1,359)		(212,996)		495,000

	$1,228,938	$(31,245)		$(153,197)		$1,044,496

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Represents estimated plan of reorganization claims allowed and paid.

(2)	Represents estimated effect of Internal Revenue Code Section 338(h)(10) election.

(3)	Represents the following:

Estimated value of non-core assets retained by Predecessor	$(10,500)
Deferred debt issue costs	16,960

$6,460

(4)	Represents settlement with IHS.

(5)	Represents the sale of senior secured term loan and senior subordinated notes.

(6)	Represents priority tax claim allowed of $9,000, plus contribution of Series A Convertible Redeemable Preferred Stock of $5,000 to an employee profit sharing plan, plus administrative expense claims allowed of $7,800, less gain on debt discharge of $20,441.
(7)	Represents reduction of property and equipment to estimated fair market value under fresh-start reporting.

(8)	Represents elimination of our Predecessor’s intangible assets, equity accounts and retained earnings under fresh-start reporting.

(9)	Represents reorganization value of capital stock as follows:

Series A Convertible Redeemable Preferred Stock	$5,000
Common Stock	2
Additional paid-in capital	494,998

$500,000

(10)	Represents allocation of reorganization value under fresh-start reporting as follows:

Cash and cash equivalents	$1,687
Accounts receivable	121,742
Other current assets	27,876
Property and equipment	221,292
Other assets	20,085
Accounts payable and accrued expenses	(35,496)
Priority tax claim	(9,000)

348,186
Reorganization value in excess of value of identifiable assets—goodwill	651,814

$1,000,000

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent to March 31, 2002 and during the period ended December 31, 2002, the following adjustments were made to reorganization value in excess of value of identifiable assets—goodwill as the Company completed and finalized the valuations required under fresh-start reporting to determine the fair value of the Company’s assets and liabilities:

Reduction of property and equipment to estimated fair market value	$ 4,683
Finalization of additional taxes due related to the Internal Revenue Code Sections 338(h)(10) election	18,194
Finalization of estimates made to recognize cumulative deferred revenue upon emergence	15,157
Allocation of goodwill to specifically identifiable intangible assets	(19,803)
Miscellaneous	(1,122)

Adjustment to reorganization value in excess of value of identifiable assets—goodwill	$ 17,109

(12)  Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2002	March 31, 2003
Senior Secured Term Loan; $424 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR plus 3%, payable quarterly	$178,513	$168,063
9 ½% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	300,000

Sub-total	478,513	468,063
Less current portion	1,799	1,698

Total long-term debt	$476,714	$466,365

In addition to the above, as of March 31, 2003, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at March 31, 2003; however, the Company has issued letters of credit totaling $5 million under this facility.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)  Significant Events

Due to the nature of its business, the Company is involved from time to time in lawsuits that arise in the ordinary course of business. The Company does not believe that any lawsuit it is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The agents also served two grand jury subpoenas on the Company on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information. The Company is cooperating fully with the investigation; however, it has not been informed by the government of the specific subject matter of the inquiry. The Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. The Company previously received informal requests for information from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts, and has already provided documents in response. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(14)  Supplemental Statements of Cash Flow Information

	Three Months Ended
	Predecessor	Successor
	March 31, 2002	March 31, 2003
Cash payments for:
Interest	$14	$2,989
Income taxes	—	516

Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased the principal operating assets and assumed certain liabilities of a provider of home health care products and services. In conjunction with this purchase, liabilities were assumed as follows:

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value of assets acquired	$8,864
Cash paid for the net assets acquired	(2,000)
Loan and management fees payable to the Company	(6,808)

Liabilities assumed	$56

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2002 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002.

The following table shows the results of operations for the Company as a percentage of its net revenues for the three months ended March 31, 2002 and 2003.

	Three Months Ended
	Predecessor	Successor
	March 31, 2002	March 31, 2003
Net revenues	100.0%	100.0%
Total cost of net revenues	22.4%	23.2%

Gross profit	77.6%	76.8%

Costs and expenses:
Provision for doubtful accounts	2.4%	3.0%
Selling, distribution and administrative	56.9%	60.8%
Interest (income) expense, net	0.0%	6.7%

Total costs and expenses	59.3%	70.5%

Earnings before reorganization items, income taxes and extraordinary items	18.3%	6.3%
Reorganization items	117.8%	0.0%

(Loss) earnings before income taxes and extraordinary items	(99.5)%	6.3%
Federal and state income tax (benefit) expense	(0.1)%	2.8%

(Loss) earnings before extraordinary items	(99.3)%	3.5%
Extraordinary gain on debt discharge	13.2%	0.0%

Net (loss) earnings	(86.1)%	3.5%

Results of Operations

Total net revenues for the three months ended March 31, 2003 decreased $2.2 million, or 1.4%, to $152.6 million, from the comparable period in 2002. The slight decrease was attributable to a 23.4% decrease in our durable medical equipment revenues, and a 24.9% decline in our pharmacy related revenues, which was offset by a 2.8% growth in our respiratory therapy equipment and services revenues. The decrease in durable medical equipment revenues was due to our efforts to focus our revenue growth on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. The Company has, however, initiated new efforts to rebuild its durable medical equipment rental business. The large decline in our pharmacy related revenues is a result of the closure of several non-nebulizer pharmacies. The increase in respiratory equipment and services revenues was primarily due to an increase in the number of rental units of oxygen concentrators.

Cost of net revenues for the three months ended March 31, 2003 increased $.8 million, or 2.2%, to $35.4 million, from the comparable period in 2002. The increased cost of revenues resulted from an increase in our patient service equipment depreciation costs. As our rental patient base has grown, this has required increased capital spending for patient service equipment. Additionally, in connection with our adoption of fresh-start reporting we reconsidered the estimated useful lives of our patient service equipment, which resulted in a decrease in the estimated useful life on such equipment from seven years to five years. This increase in patient service depreciation costs was offset by a decline in our product and supply costs, which is attributable to the change in the revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services. Cost of net revenues as a percentage of net revenue was 23.2% for the three months ended March 31, 2003 as compared to 22.4% for the comparable period in 2002.

The provision for doubtful accounts for the three months ended March 31, 2003 increased by $0.9 million, or 24.6%, from the comparable period in 2002. The provision for doubtful accounts expense as a percentage of net revenue increased to 3.0% for the three months ended March 31, 2003 as compared to 2.4% for the same period in 2002.

Selling, distribution and administrative expenses for the three months ended March 31, 2003 increased by $4.7 million, or 5.4%, to $92.8 million, from the comparable period in 2002. This increase in selling, distribution and administrative expenses resulted from charges for location closures and severance, which were related to our continuing efforts to consolidate various operating units and billing centers. Selling, distribution and administrative expenses as a percentage of net revenues increased to 60.8% for the three months ended March 31, 2003 from 56.9% for the three months ended March 31, 2002.

Interest expense for the three months ended March 31, 2003 increased $10.2 million from the comparable period in 2002. The increase is attributable to interest costs incurred on the $200 million senior secured term loan outstanding under our senior secured credit facilities and on the $300 million of our 9½% Senior Subordinated Notes due 2012 issued in connection with our Predecessor’s emergence from bankruptcy. In addition, because we were delayed in filing the registration statement and completing the exchange offer relating to our 9½% Senior Subordinated Notes due 2012, we incurred approximately $.4 million of liquidated damages during the quarter ended March 31, 2003. The registration statement was filed with the Securities and Exchange Commission (the “Commission”) on October 25, 2002, and was declared effective by the Commission on February 14, 2003. The exchange offer was completed on March 27, 2003.

No reorganization items related to our Predecessor’s bankruptcy were incurred for the three months ended March 31, 2003, as compared to $182.3 million of such reorganization items incurred during the comparable period in 2002. The majority of reorganization items incurred for the three months ended March 31, 2002 resulted from our adoption of fresh-start reporting, effective March 31, 2002.

Federal and state income taxes for the three months ended March 31, 2003 increased $4.4 million to $4.2 million from the comparable period in 2002. The increase in federal and state income taxes was due to increased taxable income for the three month period ended March 31, 2003.

Net earnings were $5.3 million for the three months ended March 31, 2003 as compared to a net loss of $133.3 million for the same period in 2002. The large loss in the prior period resulted from the $182.3 million of reorganization items, the majority of which related to the fresh-start reporting adjustments recorded by our Predecessor.

For the three months ended March 31, 2003, EBITDA was $36.7 million as compared to ($118.5) million for the three months ended March 31, 2002. EBITDA for the three months ended March 31, 2002, includes $162.1 million of charges consisting of costs associated with the reorganization, inventory losses related to the resolution of the internal investigation into the Veterans Administration (“VA”) program, and the extraordinary gain on debt discharge. Set forth below is a comparable reconciliation of the Company’s net (loss) earnings to EBITDA:

Comparable Reconciliation of Net (Loss) Earnings to EBITDA

	Three Months Ended March 31,
	2002	2003
Net (loss) earnings	$(133,300)	$5,344
Income tax (benefit) expense	(203)	4,198
Interest (income) expense, net	(17)	10,229
Depreciation & amortization	14,986	16,919

EBITDA	$(118,534)	$36,690

The Company views earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) as a commonly used analytic indicator within the health care industry, which serves as a measure of leverage capacity and debt service ability. This performance measure should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from this benchmark are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, the benchmarks as presented may not be comparable to other similarly titled measures of other companies.

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2002 and 2003. Management also believes that its business is not seasonal.

Liquidity and capital resources

Net cash provided by operating activities and reorganization items was $30.0 million for the three months ended March 31, 2003, as compared to $24.5 million for the same period in 2002. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $4.1 million from $116.4 million at December 31, 2002 to $112.3 million at March 31, 2003. Accounts receivable decreased as a result of an increase in cash collections for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 57 days at March 31, 2003 compared to 56 days at December 31, 2002.

Included in accounts receivable are earned but unbilled receivables of $20.7 million at March 31, 2003 and $18.4 million at December 31, 2002. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Inventories decreased $4.7 million from $21.4 million at December 31, 2002 to $16.7 million at March 31, 2003. The decrease resulted primarily from our efforts to reduce inventory levels that had grown as a result of the previously disclosed instance of falsified bulk sales to the VA.

Net cash used in investing activities was $16.4 million for the three months ended March 31, 2003 as compared to $22.2 million for the three months ended March 31, 2002. Activity in the three months ended March 31, 2003 included investment in capital equipment of $15.0 million. In addition we entered into an asset purchase agreement with a provider of home health care products and services to acquire its principal operating assets and certain of its liabilities (including a loan and outstanding management fees owed to us, which were a component of other assets at December 31, 2002) for a cash purchase price of up to $5.0 million. We paid $2.0 million in cash, with the remaining cash purchase price to be paid to the sellers based upon an earn-out provision in the asset purchase agreement relating to such acquisition.

Cash flows from financing activities primarily relate to our Predecessor’s emergence from bankruptcy, which was reflected in the three months ended March 31, 2002. In March 2002, we entered into:

•	A five-year $75 million senior secured revolving credit facility that will constitute a working capital facility for general corporate purposes including working capital, capital expenditures and acquisitions. There are no immediate plans to draw on this facility other than issuance of letters of credit. Interest is payable based upon a consolidated leverage ratio grid with an option of a margin plus the Eurodollar rate or a margin plus a Base prime rate. The range of margin rates based on the Eurodollar rate is 3.25% to 2.25%. The range of margin rates based on the prime rate is 2.25% to 1.25%.

•	A six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our Predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of either the Eurodollar rate plus 3.00% or the Base prime rate plus 2.00%.

•	9½% Senior Subordinated Notes due 2012 in an aggregate principal amount of $300 million, the proceeds of which were used to repay certain pre-petition claims owed to our Predecessor’s creditors as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9½% is payable semi-annually in arrears on April 1 and October 1 of each year.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of March 31, 2003, we are in compliance with such covenants.

Accrued interest on our borrowings increased from $10.3 million at December 31, 2002 to $17.6 million at March 31, 2003. The increase resulted from the accrual of interest on the 9½% Senior Subordinated Notes due 2012, which pay interest semi-annually on April 1 and October 1 of each year.

During the three months ended March 31, 2003, we made our regularly scheduled amortization payment with respect to the term loan in the aggregate amount of approximately $0.5 million and made a voluntary prepayment of principal on the term loan in the amount of $10.0 million.

Upon our Predecessor’s emergence from bankruptcy, settlement agreements that it had entered into with IHS and with the United States Government became effective. Pursuant to the settlement agreement with IHS, our Predecessor and IHS have fully and finally satisfied the claims they have against each other by an allocation of $40 million in cash and a $5 million promissory note and the remainder of the cash on hand (approximately $40 million) was retained by IHS. Pursuant to the terms of the settlement agreement with the United States Government, our Predecessor paid to the federal government $17 million in cash, in full settlement and satisfaction of its claims against our Predecessor and us for the conduct covered in the agreement.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow, except with respect to acquisitions by our Predecessor during the time it was a subsidiary of IHS, which were principally funded by IHS.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the three month periods ended March 31, 2002 and March 31, 2003, our capital expenditures were $15.3 million and $15.0 million, respectively, representing 9.9% of our net revenues for each period. We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Critical accounting policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the most complex or subjective judgments often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Thus, to the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements. We believe that the critical accounting policies for the Company are those related to revenue recognition, accounts receivable, goodwill and other identifiable intangible assets.

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition and Accounts Receivable

Revenues are recognized when services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors. Revenues derived from capitation arrangements are insignificant.

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date. At each month end, we defer revenue for the balance of the remaining portion of the thirty day rental period.

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

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Identifiable Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 31, 2002 that could not be attributable to specific tangible or identifiable intangible assets recorded in connection with the implementation of fresh-start reporting.

Goodwill and identifiable intangible assets prior to March 31, 2002, represent the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations. Prior to January 1, 2002, such assets were amortized on a straight-line basis over an estimated life of approximately 20 years.

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting SFAS No. 142, goodwill and a portion of our identifiable intangible assets are no longer amortized.

Contingencies

Our business is subject to extensive laws and government regulations, including those related to the Medicare and Medicaid programs. We are also subject to a Corporate Integrity Agreement with the Department of Health and Human Services.  Non-compliance with such laws and regulations or the Corporate Integrity Agreement could subject us to severe sanctions, including penalties and fines.

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

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; and the costs and effects of legal proceedings. Readers should refer to the discussion under “Factors that may affect future results of operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. We did not incur any interest expense in the three month period ended March 31, 2002. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our Predecessor to fund a portion of the cash distributions made by our Predecessor in connection with its plan of reorganization. As of March 31, 2003, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $5.0 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $168.1 million is outstanding as of March 31, 2003), we would incur approximately $1.7 million in additional interest expense for the period January 1, 2003 through December 31, 2003.

ITEM 4—Controls and Procedures

Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing of this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Due to the nature of our business, we are involved from time to time in lawsuits that arise in the ordinary course of our business. We do not believe that any lawsuit that we are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The agents also served two grand jury subpoenas on us on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information. We are cooperating fully with the investigation; however, we have not been informed by the government of the specific subject matter of the inquiry. We can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. We previously received informal requests for information from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts, and have already provided documents in response. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ITEM 2—Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Effective December 31, 2002, the Company and its lenders entered into an amendment to the Credit Agreement relating to its senior secured credit facilities in order to clarify the definition of “Consolidated EBITDA”. The amended definition makes clear that bankruptcy restructuring expenses are not to be included in the calculation of “Consolidated EBITDA”. If such amounts were included, it would have caused the Company to have technically violated certain of the financial covenants contained in the Credit Agreement.

ITEM 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1

Amendment to $275,000,000 Credit Agreement, dated as of December 31, 2002, among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties thereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent.

12.1	Ratio of Earnings to Fixed Charges.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On March 25, 2003, the Company filed a Current Report on Form 8-K, dated March 25, 2003, disclosing under Item 9 its consolidated financial results for the quarter and nine-month period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 15, 2003	By:	/S/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: May 15, 2003	By:	/S/ JANET L. ZIOMEK
Janet L. Ziomek
Chief Financial Officer

CERTIFICATIONS

I, Philip L. Carter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rotech Healthcare Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/S/    PHILIP L. CARTER

Philip L. Carter

President and Chief Executive Officer

CERTIFICATIONS

I, Janet L. Ziomek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rotech Healthcare Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/S/    JANET L. ZIOMEK

Janet L. Ziomek

Chief Financial Officer