Form 10-Q
period 2003-06-30
ROTECH HEALTHCARE INC
filed 2003-08-14
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

Commission File Number 333-100750

ROTECH HEALTHCARE INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	030408870
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2600 Technology Drive, Suite 300, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

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

          As of August 1, 2003, the registrant had 25,000,000 shares of common stock outstanding.

ROTECH HEALTHCARE INC.
Quarterly Report for the Period Ended June 30, 2003

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

Page No.

PART I— Financial Information

ITEM 1— Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets—December 31, 2002 and June 30, 2003	1

Condensed Consolidated Statements of Operations—Three months ended March 31, 2002 and June 30, 2002, and three months and six months ended June 30, 2003	2

Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2002 and June 30, 2002, and three months and six months ended June 30, 2003	3

Notes to Condensed Consolidated Financial Statements	4

ITEM 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3— Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4— Controls and Procedures	22

PART II— Other Information	23

ITEM 1— Legal Proceedings	23

ITEM 2— Changes in Securities and Use of Proceeds	23

ITEM 3— Defaults upon Senior Securities	23

ITEM 4— Submission of Matters to a Vote of Security Holders	23

ITEM 5— Other Information	24

ITEM 6— Exhibits and Reports on Form 8-K	24

SIGNATURES	26

PART I—FINANCIAL INFORMATION
ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	June 30, 2003

Assets
Current assets:
Cash and cash equivalents	$28,012	$29,308
Accounts receivable, net	97,418	92,061
Other accounts receivable	2,066	2,218
Inventories	21,447	10,006
Prepaid expenses	3,629	4,425
Income taxes receivable	—	6,722
Deferred tax asset	4,775	4,775

Total current assets	157,347	149,515

Property and equipment, net	217,364	188,134
Identifiable intangible assets, net	18,966	18,351
Other goodwill	2,316	10,100
Reorganization value in excess of value of identifiable assets—goodwill	668,923	668,939
Other assets	26,290	16,818

	$1,091,206	$1,051,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,071	$22,925
Accrued expenses	21,955	19,609
Accrued interest	10,281	10,344
Deferred revenue	15,157	14,588
Income taxes payable	6,413	—
Current portion of long-term debt	1,799	1,499

Total current liabilities	76,676	68,965

Deferred tax liabilities	14,987	14,987
Priority tax claim	8,957	8,651
Long-term debt, less current portion	476,714	446,501

Series A Convertible Redeemable Preferred Stock	5,346	5,571
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	494,998	494,998
Retained earnings	13,526	12,182

Total stockholders’ equity	508,526	507,182

	$1,091,206	$1,051,857

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	Predecessor	Successor

	Three months ended March 31, 2002	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Net revenues	$154,750	$154,993	$145,707	$298,285
Cost of net revenues
Product and supply costs	22,513	23,141	18,990	40,352
Patient service equipment depreciation	12,147	12,863	43,168	57,235

Total cost of net revenues	34,660	36,004	62,158	97,587

Gross profit	120,090	118,989	83,549	200,698
Costs and expenses:
Provision for doubtful accounts	3,661	3,811	5,378	9,938
Selling, distribution and administrative	88,099	89,920	80,194	173,012
Interest (income) expense, net	(17)	11,723	9,464	19,693

Total costs and expenses	91,743	105,454	95,036	202,643

Earnings (loss) before reorganization items, income taxes and extraordinary items	28,347	13,535	(11,487)	(1,945)
Reorganization items	182,291	1,244	—	—

(Loss) earnings before income taxes and extraordinary items	(153,944)	12,291	(11,487)	(1,945)
Federal and state income tax (benefit) expense	(203)	4,916	(5,024)	(826)

(Loss) earnings before extraordinary items	(153,741)	7,375	(6,463)	(1,119)
Extraordinary gain on debt discharge	20,441	—	—	—

Net (loss) earnings	(133,300)	7,375	(6,463)	(1,119)
Accrued dividends on redeemable preferred stock	—	120	113	225

Net (loss) earnings available for common stockholders	$(133,300)	$7,255	$(6,576)	$(1,344)

Net earnings (loss) per common share—basic		$0.29	$(0.26)	$(0.05)

Net earnings (loss) per common share—diluted		$0.29	$(0.26)	$(0.05)

Weighted average shares outstanding—basic		25,000,000	25,000,000	25,000,000

Weighted average shares outstanding—diluted		25,200,000	25,000,000	25,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Predecessor	Successor

	Three months ended March 31, 2002	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Net (loss) earnings	$(133,300)	$7,375	$(6,463)	$(1,119)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Reorganization items	182,291	1,244	—	—
Provision for doubtful accounts	3,661	3,811	5,378	9,938
Depreciation and amortization	14,986	15,737	46,245	63,164
Deferred income taxes	—	(2,560)	—	—
Extraordinary gain on debt discharge	(20,441)	—	—	(16)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,998)	7,329	(1,482)	(4,281)
Decrease (increase) in other receivables	1,146	(778)	(1,132)	(152)
(Increase) decrease in inventories	(2,045)	(1,336)	6,663	11,441
Decrease (increase) in prepaid expenses	124	(1,173)	(1,356)	(796)
Increase in income taxes receivable	—	—	(6,722)	(6,722)
(Increase) decrease in accounts payable and accrued expenses	(5,086)	(6,136)	1,815	(558)
Increase (decrease) in accrued interest	—	7,985	(7,288)	63
Increase (decrease) in income taxes payable	—	500	(1,303)	(6,413)
Decrease in deferred revenue	—	—	(325)	(569)

Net cash provided by operating activities	33,338	31,998	34,030	63,980
Net cash used by reorganization items	(8,848)	(1,244)	—	—

Net cash provided by operating activities and reorganization items	24,490	30,754	34,030	63,980

Cash flows from investing activities:
Purchases of property and equipment	(15,299)	(16,340)	(17,618)	(32,656)
Business acquisitions	—	(1,375)	—	(1,873)
(Increase) decrease in other assets	(6,929)	(1,496)	2,186	2,664

Net cash used in investing activities	(22,228)	(19,211)	(15,432)	(31,865)

Cash flows from financing activities:
Net proceeds from long term borrowings	483,040	—	—	—
Debt issuance costs	16,960	—	—	—
Payments of long term borrowings	—	(500)	(20,063)	(30,513)
Payments of priority tax claim	—	—	(13)	(306)
Payments of liabilities subject to compromise	(27,932)	—	—	—
Net proceeds from sale/lease back of vehicles	10,191	—	—	—
Distributions to parent company, net	(487,804)	—	—	—

Net cash used in financing activities	(5,545)	(500)	(20,076)	(30,819)

(Decrease) increase in cash and cash equivalents	(3,283)	11,043	(1,478)	1,296
Cash and cash equivalents, beginning of period	4,970	1,687	30,786	28,012

Cash and cash equivalents, end of period	$1,687	$12,730	$29,308	$29,308

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46, as it relates to variable interest entities created after January 31, 2003, did not impact the Company’s condensed consolidated financial statements. Additional provisions of FIN 46, which became effective for the Company beginning on July 1, 2003, have not had, and are not anticipated by management to have a, material effect on the Company’s consolidated financial statements.

(3)	Change in Accounting Estimate

Effective April 1, 2003, the Company changed its estimated useful life on certain long-lived assets acquired from its predecessor, Rotech Medical Corporation.  The estimated useful life was changed from an aggregate four years from the date acquired from the predecessor to a five year useful life from the original acquisition date.  The change decreased net income in the three months and six months ended June 30, 2003, by $27,800, or $0.62 per share.  The change was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

(4)	Earnings Per Common Share

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

A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented below:

	Successor

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Weighted average basic shares	25,000,000	25,000,000	25,000,000
Effect of dilutive securities:
Conversion of convertible redeemable preferred stock	200,000	0	0

Weighted average diluted shares	25,200,000	25,000,000	25,000,000

As permitted under SFAS No. 148 and 123, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net earnings and basic and diluted earnings per share would have been as follows:

	Successor

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Net earnings (loss) available for common stockholders:
As reported	$7,255	$(6,576)	$(1,344)
Pro forma	$6,919	$(6,940)	$(1,951)
Basic net earnings (loss) available for common stockholders per share:
As reported	$0.29	$(0.26)	$(0.05)
Pro forma	$0.28	$(0.28)	$(0.08)
Diluted net earnings (loss) available for common stockholders per share:
As reported	$0.29	$(0.26)	$(0.05)
Pro forma	$0.27	$(0.28)	$(0.08)

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase approximately 3,125,000 shares of common stock at prices ranging from $14.55 to $20.00 per share were outstanding as of June 30, 2003. No earnings per share data is provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of Integrated Health Services, Inc. (“IHS”).

(5)	Acquisitions

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

The business combination of NKR was accounted for by the purchase method of accounting. The results of the operations of the acquired business are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the NKR acquisition:

Cash	$127
Accounts receivable	300
Property and equipment	613
Intangible assets	50
Goodwill	7,784
Assumption of liabilities	(66)

Fair value of purchased assets	$8,808
Loan and management fees payable to the Company	(6,808)

Cash paid for acquisition	$2,000

The purchase price is preliminary until December 31, 2005, the date the earn-out period expires. The unaudited pro forma effect of the acquisition of NKR on the Company’s revenues, net income (loss) and net income (loss) per share, for the three months ended June 30, 2002 and 2003, had the acquisition occurred on January 1, 2002, are not material to the Company’s condensed consolidated statements of operations.

(6)	Restructuring Accruals

The Company is implementing certain restructuring activities that include head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month period ended June 30, 2003, $468 of restructuring related charges were recognized for severances, all of which was paid in cash. During the six month period ended June 30, 2003, $6,274 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $6,274 in charges, $4,899 was paid in cash. As of June 30, 2003, the Company had approximately $2,775 recorded in accrued expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and administrative expenses in the condensed consolidated statements of operations. The Company terminated approximately 15% of its employees during the six months ended June 30, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities.

(7)	Goodwill and Other Identifiable Intangible Assets

For impairment testing purposes, the Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter, unless indicators of impairment are present and suggest earlier testing is warranted.

The carrying value of goodwill increased by approximately $7,784 for the six months ended June 30, 2003 related to the acquisition of NKR on February 6, 2003.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

Balance as of January 1, 2003	$2,316
Goodwill acquired during the six months ended June 30, 2003	7,784

Balance as of June 30, 2003	$10,100

The following table reflects the components of other identifiable intangible assets:

	December 31, 2002		June 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable identifiable intangible assets:
Customer/physician relationship	$12,000	$450	$12,000	$750
Computer software	5,000	250	5,000	417
Other	954	288	1,004	486

Subtotal	17,954	988	18,004	1,653
Non-amortizable identifiable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total identifiable intangible assets	$19,954	$988	$20,004	$1,653

Amortization expense for the three months ended March 31, 2002 and June 30, 2002 and the three months and six months ended June 30, 2003 was approximately $0, $0, $334 and $665, respectively.

Estimated amortization expense for each of the fiscal years ended December 31, is as follows:

Amount

2003	$1,333
2004	1,072
2005	984
2006	984
2007	966

(8)	Segment Data

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

This one line of business represents 100% of consolidated revenues from the distribution of health care products. The distribution business is comprised of three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of the Company’s three primary product lines:

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Predecessor	Successor

	Three months ended March 31, 2002	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Respiratory therapy equipment and services	$120,618	$121,332	$121,847	$248,030
Durable medical equipment	30,745	30,498	22,074	45,872
Other health care products	3,387	3,163	1,786	4,383

	$154,750	$154,993	$145,707	$298,285

(9)	Petitions for Reorganization under Chapter 11 and Other Information

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

In accordance with the Company’s emergence from bankruptcy, the following expenses were recorded as reorganization items:

	Predecessor	Successor

	Three months ended March 31, 2002	Three months ended June 30, 2002

Severance and terminations	$837	$—
Legal, accounting and consulting fees	175	497
Loss on sale/leaseback of vehicles	4,686	169
Priority tax claim allowed	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	5,000	—
Administrative expense claims allowed	7,800	—
Fresh-start reporting adjustments	153,197	—
Loss on closure of discontinued branch operations, long term incentive compensation and other charges resulting from reorganization and restructuring	1,596	578

	$182,291	$1,244

(10)	Other Commitments and Contingencies

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Footnote 14, Significant Events. In the opinion of management there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations.

(11)	Certain Significant Risks and Uncertainties

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 67.9%, 68.5% and 71.1% of the Company’s patient revenue for the three months ended March 31, 2002, June 30, 2002 and June 30, 2003, respectively, and 70.5% of the Company’s patient revenue for the six months ended June 30, 2003. The Company’s operations are subject to a variety of federal, state and local legal and regulatory risks, including, without limitation, federal Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback Statute”) and the federal Ethics in Patient Referral Act of 1989 (“Stark I”) as amended by the Omnibus Budget and Reconciliation Act of 1993 (“Stark II” and together with Stark I, “Stark”) many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. Stark prohibits, with limited exceptions, financial relationships between certain designated health service providers and referring physicians. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute with which the Company must comply. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

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

(12)	Fresh-Start Reporting

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

$1,000,000

Subsequent to March 31, 2002 and during the period ended December 31, 2002, the following adjustments were made to reorganization value in excess of value of identifiable assets—goodwill as the Company completed and finalized the valuations required under fresh-start reporting to determine the fair value of the Company’s assets and liabilities:

Reduction of property and equipment to estimated fair market value	$4,683
Finalization of additional taxes due related to the Internal Revenue Code Sections 338(h)(10) election	18,194
Finalization of estimates made to recognize cumulative deferred revenue upon emergence	15,157
Allocation of goodwill to specifically identifiable intangible assets	(19,803)
Miscellaneous	(1,122)

Adjustment to reorganization value in excess of value of identifiable assets—goodwill	$17,109

(13)	Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2002	June 30, 2003

Senior Secured Term Loan; $375 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR plus 3%, payable quarterly	$178,513	$148,000
9 ½% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	300,000

Sub-total	478,513	448,000
Less current portion	1,799	1,499

Total long-term debt	$476,714	$446,501

In addition to the above, as of June 30, 2003, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at June 30, 2003; however, the Company has issued letters of credit totaling $9,500 under this facility to guaranty the Company’s payments on future insurance claims.

(14)	Significant Events

Due to the nature of its business, the Company is involved from time to time in lawsuits that arise in the ordinary course of business. The Company does not believe that any lawsuit it is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information. The Company is cooperating fully with the investigation; however, it has not been informed by the government of the specific subject matter of the inquiry. The Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. The Company previously received informal requests for information from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts, and has already provided documents in response. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(15)	Supplemental Statements of Cash Flow Information

	Predecessor	Successor

	Three months ended March 31, 2002	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Cash payments for:
Interest	$14	$3,205	$16,548	$18,899
Income taxes	—	190	2,519	3,035

Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased the principal operating assets and assumed certain liabilities of a provider of home health care products and services. In conjunction with this purchase, liabilities were assumed as follows:

Fair value of assets acquired	$8,874
Cash paid for the net assets acquired	(2,000)
Loan and management fees payable to the Company	(6,808)

Liabilities assumed	$66

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2002 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002. The tables below include a summary of our unaudited pro forma statement of operations data for the six months ended June 30, 2002 which combines the results of operations of our Predecessor for the three months ended March 21, 2002 and our results of operations, as Successor, for the three months ended June 30, 2002. The pro forma financial data do not purport to be indicative of our future operating results.

The following table shows the results of operations for the Predecessor for the three months ended March 31, 2002, and for the Company for the three months ended June 30, 2002 and June 30, 2003, the six months ended June 30, 2003, and the combined results for the Predecessor and the Successor for the six months ended June 30, 2002.

	Predecessor	Successor	Proforma Combined	Successor

	Three months ended March 31, 2002	Three months ended June 30, 2002	Six months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2003

Net revenues	$154,750	$154,993	$309,743	$145,707	$298,285
Cost of net revenues:
Product and supply costs	22,513	23,141	45,654	18,990	40,352
Patient service equipment depreciation	12,147	12,863	25,010	43,168	57,235

Total cost of net revenues	34,660	36,004	70,664	62,158	97,587

Gross profit	120,090	118,989	239,079	83,549	200,698
Costs and expenses:
Provision for doubtful accounts	3,661	3,811	7,472	5,378	9,938
Selling, distribution and administrative	88,099	89,920	178,019	80,194	173,012
Interest (income) expense, net	(17)	11,723	11,706	9,464	19,693

Total costs and expenses	91,743	105,454	197,197	95,036	202,643

Earnings (loss) before reorganization items, income taxes and extraordinary items	28,347	13,535	41,882	(11,487)	(1,945)
Reorganization items	182,291	1,244	183,535	—	—

(Loss) earnings before income taxes and extraordinary items	(153,944)	12,291	(141,653)	(11,487)	(1,945)
Federal and state income tax (benefit) expense	(203)	4,916	4,713	(5,024)	(826)

(Loss) earnings before extraordinary items	(153,741)	7,375	(146,366)	(6,463)	(1,119)
Extraordinary gain on debt discharge	20,441	—	20,441	—	—

Net (loss) earnings	$(133,300)	$7,375	$(125,925)	$(6,463)	$(1,119)

The following table shows the results of operations for the Company as a percentage of its net revenues for the three months ended June 30, 2002 and 2003, the six months ended June 30, 2003, and the combined results for the Predecessor and the Successor for the six months ended June 30, 2002.

	Successor		Proforma Combined	Successor

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2002	Six months ended June 30, 2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	14.9%	13.0%	14.7%	13.5%
Patient service equipment depreciation	8.3%	29.7%	8.1%	19.2%

Total cost of net revenues	23.2%	42.7%	22.8%	32.7%

Gross profit	76.8%	57.3%	77.2%	67.3%
Costs and expenses:
Provision for doubtful accounts	2.5%	3.7%	2.4%	3.3%
Selling, distribution and administrative	58.0%	55.0%	57.5%	58.0%
Interest (income) expense, net	7.6%	6.5%	3.8%	6.6%

Total costs and expenses	68.0%	65.2%	63.7%	67.9%

Earnings (loss) before reorganization items, income taxes and extraordinary items	8.7%	(7.9% )	13.5%	(0.7% )
Reorganization items	0.8%	0.0%	59.3%	0.0%

Earnings (loss) before income taxes and extraordinary items	7.9%	(7.9% )	(45.7% )	(0.7% )
Federal and state income tax expense (benefit)	3.2%	(3.4% )	1.5%	(0.3% )

(Loss) earnings before extraordinary items	4.8%	(4.4% )	(47.3% )	(0.4% )

Extraordinary gain on debt discharge	0.0%	0.0%	6.6%	0.0%

Net earnings (loss)	4.8%	(4.4% )	(40.7% )	(0.4% )

Results of Operations

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

Total net revenues for the three months ended June 30, 2003 decreased $9.3 million, or 6.0%, to $145.7 million, from the comparable period in 2002. The decrease was attributable to a 27.6% decrease in our durable medical equipment revenues, and a 43.5% decline in our pharmacy related revenues, which was offset by a 0.4% growth in our respiratory therapy equipment and services revenues. The decrease in durable medical equipment revenues was due to our efforts to focus our revenue growth on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. The large decline in our pharmacy related revenues is a result of the closure of several non-nebulizer pharmacies. The increase in respiratory equipment and services revenues was primarily due to an increase in the number of rental units of oxygen concentrators and an increase in sales of nebulizer medications.

Cost of net revenues for the three months ended June 30, 2003 increased $26.2 million, or 72.6%, to $62.2 million, from the comparable period in 2002. The increased cost of revenues resulted from an increase in our patient service equipment depreciation costs. As our rental patient base has grown, this has required increased capital spending for patient service equipment. Additionally, during the three months ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1,

2002 related to long lived assets acquired from our Predecessor. Based on information now available, we have revised our depreciation policy for these assets from an aggregate of four years from the date acquired from our Predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our Predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. As a result of this change in depreciation estimate, we recognized approximately $27.8 million in additional depreciation expense. This increase in patient service depreciation costs was offset by a decline in our product and supply costs, which is attributable to the change in the revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services. Cost of net revenues as a percentage of net revenue was 42.7% for the three months ended June 30, 2003 as compared to 23.2% for the comparable period in 2002.

The provision for doubtful accounts for the three months ended June 30, 2003 increased by $1.6 million, or 41.1%, from the comparable period in 2002. The provision for doubtful accounts as a percentage of net revenue increased to 3.7% for the three months ended June 30, 2003 as compared to 2.5% for the same period in 2002.

Selling, distribution and administrative expenses for the three months ended June 30, 2003 decreased by $9.7 million, or 10.8%, to $80.2 million, from the comparable period in 2002. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits which was accomplished through a reduction in our employee head count. Selling, distribution and administrative expenses as a percentage of net revenues decreased to 55.0% for the three months ended June 30, 2003 from 58.0% for the three months ended June 30, 2002.

Interest expense for the three months ended June 30, 2003 decreased $2.3 million from the comparable period in 2002. The decrease is attributable to the repayment of approximately $50 million of long term debt in the past twelve months.

No reorganization items related to our Predecessor’s bankruptcy were incurred for the three months ended June 30, 2003, as compared to $1.2 million of such reorganization items incurred during the comparable period in 2002. The reorganization items incurred for the three months ended June 30, 2002 consisted of: (i) legal, accounting and consulting fees of $0.5 million, (ii) loss on the sale/leaseback of vehicles of $0.2 million, and (iii) other charges resulting from reorganization of $0.5 million.

Federal and state income taxes for the three months ended June 30, 2003 decreased $9.9 million to a benefit of $5.0 million from the comparable period in 2002. The decrease in federal and state income taxes was due to decreased taxable income for the three month period ended June 30, 2003.

A net loss of $6.5 million was incurred for the three months ended June 30, 2003 as compared to net earnings of $7.4 million for the same period in 2002. The loss in the current period resulted primarily from the additional $27.8 million of depreciation expense that was recognized as a change in estimate during the quarter ended June 30, 2003.

For the three months ended June 30, 2003, EBITDA was $44.2 million as compared to $39.8 million for the three months ended June 30, 2002. Set forth below is a comparable reconciliation of the Company’s net earnings (loss) to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Three Months Ended June 30,

	2002	2003

Net earnings (loss)	$7,375	$(6,463)
Income tax expense (benefit)	4,916	(5,024)
Interest expense, net	11,723	9,464
Depreciation & amortization	15,737	46,245

EBITDA	$39,751	$44,222

The Company views earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. This performance measure should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from this benchmark are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, the benchmarks as presented may not be comparable to other similarly titled measures of other companies.

Results of Operations

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

Total net revenues for the six months ended June 30, 2003 decreased $11.5 million, or 3.7%, to $298.3 million, from the comparable period in 2002. The decrease was attributable to a 25.1% decrease in our durable medical equipment revenues, and a 33.1% decline in our pharmacy related revenues, which was offset by a 2.5% increase in our respiratory therapy equipment and services revenues. The decrease in durable medical equipment revenues was due to our efforts to focus our revenue growth on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. The large decline in our pharmacy related revenues was a result of the closure of several non-nebulizer pharmacies. The increase in respiratory equipment and services revenues was primarily due to an increase in the number of rental units of oxygen concentrators and an increase in sales of nebulizer medications.

Cost of net revenues for the six months ended June 30, 2003 increased $26.9 million, or 38.1%, to $97.6 million, from the comparable period in 2002. The increased cost of revenues resulted from an increase in our patient service equipment depreciation costs. As our rental patient base has grown, this has required increased capital spending for patient service equipment. Additionally, during the three months ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1, 2002 related to long lived assets acquired from our Predecessor. Based on information now available, we have revised our depreciation policy for these assets from an aggregate of four years from the date acquired from our Predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our Predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. As a result of this change in depreciation estimate, we recognized approximately $27.8 million in additional depreciation expense. This increase in patient service depreciation costs was offset by a decline in our product and supply costs, which is attributable to the change in the revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services. Cost of net revenues as a percentage of net revenue was 32.7% for the six months ended June 30, 2003 as compared to 22.8% for the comparable period in 2002.

The provision for doubtful accounts for the six months ended June 30, 2003 increased by $2.5 million, or 33.0%, from the comparable period in 2002. The provision for doubtful accounts expense as a percentage of net revenue increased to 3.3% for the six months ended June 30, 2003 as compared to 2.4% for the same period in 2002.

Selling, distribution and administrative expenses for the six months ended June 30, 2003 decreased by $5.0 million, or 2.8%, to $173.0 million, from the comparable period in 2002. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which was accomplished through a reduction in our employee head count. This decline in salaries and benefits was offset by charges for location closures and severance, which were related to our continuing efforts to consolidate various operating units and billing centers. Selling, distribution and administrative expenses as a percentage of net revenues increased to 58.0% for the six months ended June 30, 2003 from 57.5% for the six months ended June 30, 2002.

Interest expense for the six months ended June 30, 2003 increased $8.0 million from the comparable period in 2002. The increase is attributable to interest costs incurred on the $200 million senior secured term loan outstanding under our senior secured credit facilities and on the $300 million of our 9½% Senior Subordinated Notes due 2012 issued in connection with our Predecessor’s emergence from bankruptcy in March of 2002.

No reorganization items related to our Predecessor’s bankruptcy were incurred for the six months ended June 30, 2003, as compared to $183.5 million of such reorganization items incurred during the comparable period in 2002. The majority of reorganization items incurred for the six months ended June 30, 2002 resulted from our adoption of fresh-start reporting, effective March 31, 2002.

Federal and state income taxes for the six months ended June 30, 2003 decreased $5.5 million to a benefit of $0.8 million from the comparable period in 2002. The decrease in federal and state income taxes was due to losses incurred during the six months ended June 30, 2003.

A net loss of $1.1 million was incurred for the six months ended June 30, 2003 as compared to a net loss of $125.9 million for the same period in 2002. The large loss in the prior period resulted from the $183.5 million of reorganization items, the majority of which related to the fresh-start reporting adjustments recorded by our Predecessor.

For the six months ended June 30, 2003, EBITDA was $80.9 million as compared to ($78.8) million for the six months ended June 30, 2002. EBITDA for the six months ended June 30, 2002, includes $163.4 million of charges consisting of costs associated with the reorganization, inventory losses related to the  previously disclosed instance of falsified bulk sales to the Veterans Administration (“VA”), and the extraordinary gain on debt discharge. Set forth below is a comparable reconciliation of the Company’s net loss to EBITDA:

Comparable Reconciliation of Net Loss to EBITDA

	Six months ended June 30,

	2002	2003

Net loss	$(125,925)	$(1,119)
Income tax expense (benefit)	4,713	(826)
Interest expense, net	11,706	19,693
Depreciation & amortization	30,723	63,164

EBITDA	$(78,783)	$80,912

The Company views earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. This performance measure should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from this benchmark are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, the benchmarks as presented may not be comparable to other similarly titled measures of other companies.

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2002 and 2003. Management also believes that its business is not seasonal.

Liquidity and capital resources

Net cash provided by operating activities and reorganization items was $64.0 million for the six months ended June 30, 2003, as compared to $55.2 million for the same period in 2002. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $13.7 million from $116.4 million at December 31, 2002 to $102.7 million at June 30, 2003. Accounts receivable decreased as a result of continued strong cash collections combined with a decline in sales for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 57 days at June 30, 2003 compared to 56 days at December 31, 2002.

Included in accounts receivable are earned but unbilled receivables of $23.5 million at June 30, 2003 and $18.4 million at December 31, 2002. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Inventories decreased $11.4 million from $21.4 million at December 31, 2002 to $10.0 million at June 30, 2003. The decrease resulted primarily from our efforts to reduce inventory levels that had grown as a result of the previously disclosed instance of falsified bulk sales to the VA.

Net cash used in investing activities was $31.9 million for the six months ended June 30, 2003 as compared to $41.4 million for the six months ended June 30, 2002. Activity in the six months ended June 30, 2003 included investment in capital equipment of $32.7 million. In addition we entered into an asset purchase agreement with a provider of home health care products and services to acquire its principal operating assets and certain of its liabilities (including a loan and outstanding management fees owed to us, which were a component of other assets at December 31, 2002) for a cash purchase price of up to $5.0 million. We paid $2.0 million in cash, with the remaining cash purchase price to be paid to the sellers based upon an earn-out provision in the asset purchase agreement relating to such acquisition.

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

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of June 30, 2003, we are in compliance with such covenants.

Accrued interest on our borrowings was $10.3 million at December 31, 2002 and June 30, 2003. During the six months ended June 30, 2003, we made our regularly scheduled amortization payments with respect to the term loan in the aggregate amount of approximately $0.9 million and made voluntary prepayments of principal on the term loan in the amount of approximately $29.6 million.

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

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the six month periods ended June 30, 2002 and June 30, 2003, our capital expenditures were $31.6 million and $32.7 million, respectively, representing 10.2% and 10.9% of our net revenues for each period, respectively. We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

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

Asset lives and depreciation methods:

The Company’s primary business involves the purchase and subsequent lease of long-lived patient service equipment.  Management has chosen asset lives that it believes correspond to the economic life of the related asset.  Management has chosen a depreciation method that it believes matches the benefit to the Company from the asset with the associated costs.  These judgments have been made based on Management’s expertise and historical results in the industry in which the Company operates.  If the asset life and depreciation method chosen do not reduce the book value of the asset to at least the potential future cash flows from the asset to the Company, the Company would be required to record an impairment loss.  Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Company may record a gain on sale upon final disposition of the asset.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. We did not incur any interest expense in the three month period ended March 31, 2002. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our Predecessor to fund a portion of the cash distributions made by our Predecessor in connection with its plan of reorganization. As of June 30, 2003, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $9.5 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $148.0 million is outstanding as of June 30, 2003), we would incur approximately $1.6 million in additional interest expense for the period January 1, 2003 through December 31, 2003.

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

We evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing internal controls to address issues identified through these evaluations, including the implementation of a multi-tiered reporting structure pursuant to which our regional managers are required to report material events to our division managers who are, in turn, required to report such events to senior management at our corporate headquarters. We anticipate that implementation of these enhancements may continue through the end of the year. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.   We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We have made no other changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Due to the nature of our business, we are involved from time to time in lawsuits that arise in the ordinary course of our business. We do not believe that any lawsuit that we are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information. We are cooperating fully with the investigation; however, we have not been informed by the government of the specific subject matter of the inquiry. We can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. We previously received informal requests for information from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts, and have already provided documents in response. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ITEM 2—Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

          The Company’s annual meeting of stockholders was held on May 20, 2003.  At the meeting, the stockholders:

          (1)  elected the following seven persons serve as directors of the Company: William Wallace Abbott, Philip L. Carter, Edward L. Kuntz, William J. Mercer, Arthur J. Reimers, Guy P. Sansone and Arthur Siegel;

          (2) ratified the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003; and

          (3)  approved an amendment to the Company’s stock option plan to increase the number of shares available under the stock option plan.

          The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.  The were no broker non-votes with respect to any of the matters voted upon.

MATTER	FOR	AGAINST/WITHHELD	ABSTAINED

(1) Election of Directors:
William Wallace Abbott	13,614,727	540,790
Philip L. Carter	13,614,727	540,790
Edward L. Kuntz	14,155,517	0
William J. Mercer	14,155,517	0
Arthur J. Reimers	14,155,517	0
Guy P. Sansone	13,614,727	540,790
Arthur Siegel	14,155,517	0
(2) Ratification of Auditors	14,155,517	0	0
(3) Approval of amendment to stock option plan	13,653,017	502,500	0

ITEM 5—Other Information

          [Not applicable.]

ITEM 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer andChief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 25, 2003, the Company furnished a Current Report on Form 8-K, dated April 23, 2003, disclosing under Item 9 and Item 12 in accordance with guidance provided by Securities and Exchange Commission its financial results for the quarter ended March 31, 2003.

On May 1, 2003, the Company filed a Current Report on Form 8-K, dated May 1, 2003, disclosing under Item 5 that federal agents of the United States Government served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials in connection with a federal investigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: August 14, 2003	By:	/s/ PHILIP L. CARTER

Philip L. Carter President and Chief Executive Officer

Dated: August 14, 2003	By:	/s/ JANET L. ZIOMEK

Janet L. Ziomek Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.