Form 10-Q
period 2003-09-30
ROTECH HEALTHCARE INC
filed 2003-11-14
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

As of November 1, 2003, the registrant had 25,039,529 shares of common stock outstanding.

ROTECH HEALTHCARE INC.

Quarterly Report for the Period Ended September 30, 2003

EXPLANATORY NOTE

Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and transferred to Rotech Healthcare Inc. substantially all of its assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries), in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used in this quarterly report, unless otherwise specified or the context otherwise requires, references to the “Company” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002. References to the “Predecessor” refer to Rotech Medical Corporation and its subsidiaries. References to the “Successor” refer to Rotech Healthcare Inc. and its subsidiaries. Readers should refer to the discussion under “The bankruptcy case” and “Restructuring transaction and related transactions” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 for information regarding the bankruptcy of our Predecessor and the restructuring transactions related thereto. This quarterly report contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this quarterly report, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to Rotech Healthcare Inc. are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Page No.

PART I—Financial Information

ITEM 1—Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets—December 31, 2002 and September 30, 2003	1

Condensed Consolidated Statements of Operations—Three months ended March 31, 2002, six months and three months ended September 30, 2002, and three months and nine months ended September 30, 2003	2

Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2002, six months and three months ended September 30, 2002, and three months and nine months ended September 30, 2003	3

Notes to Condensed Consolidated Financial Statements	4

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4—Controls and Procedures	22

PART II—Other Information	22

ITEM 1—Legal Proceedings	22

ITEM 2—Changes in Securities and Use of Proceeds	23

ITEM 3—Defaults upon Senior Securities	23

ITEM 4—Submission of Matters to a Vote of Security Holders	23

ITEM 5—Other Information	23

ITEM 6—Exhibits and Reports on Form 8-K	23

SIGNATURES	24

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$28,012	$17,389
Accounts receivable, net	97,418	89,423
Other accounts receivable	2,066	1,928
Inventories	21,447	9,629
Prepaid expenses	3,629	3,975
Income taxes receivable	—	4,337
Deferred tax asset	4,775	4,775

Total current assets	157,347	131,456

Property and equipment, net	217,364	166,394
Identifiable intangible assets, net	18,966	18,018
Other goodwill	2,316	10,100
Reorganization value in excess of value of identifiable assets—goodwill	668,923	668,938
Other assets	26,290	16,064

	$1,091,206	$1,010,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,071	$17,814
Accrued expenses	21,955	24,330
Accrued interest	10,281	17,154
Deferred revenue	15,157	14,035

Income taxes payable	6,413	—
Current portion of long-term debt	1,799	995

Total current liabilities	76,676	74,328

Deferred tax liabilities	14,987	14,987
Priority tax claim	8,957	8,494
Long-term debt, less current portion	476,714	397,005
Series A Convertible Redeemable Preferred Stock	5,346	5,744

Stockholders’ equity:
Common stock	2	3
Additional paid-in capital	494,998	495,384
Retained earnings	13,526	15,025

Total stockholders’ equity	508,526	510,412

	$1,091,206	$1,010,970

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Predecessor	Successor
	Three months ended March 31, 2002	Six months ended September 30, 2002	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net revenues	$154,750	$308,133	$153,140	$142,353	$440,637
Cost of net revenues
Product and supply costs	22,513	45,557	22,416	17,378	57,730
Patient service equipment depreciation	12,147	25,736	12,873	28,188	85,423

Total cost of net revenues	34,660	71,293	35,289	45,566	143,153

Gross profit	120,090	236,840	117,851	96,787	297,484
Costs and expenses:
Provision for doubtful accounts	3,661	8,407	4,596	4,368	14,305
Selling, distribution and administrative	88,099	184,792	94,872	77,420	250,432
Interest expense on preferred stock	—	—	—	121	121
Interest (income) expense, net	(17)	22,468	10,745	9,665	29,358

Total costs and expenses	91,743	215,667	110,213	91,574	294,216

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	28,347	21,173	7,638	5,213	3,268
Reorganization items	182,291	1,494	250	—	—

(Loss) earnings before income taxes, extraordinary items and cumulative effect of a change in accounting principle	(153,944)	19,679	7,388	5,213	3,268
Federal and state income tax (benefit) expense	(203)	7,871	2,955	2,341	1,515

(Loss) earnings before extraordinary items and cumulative effect of a change in accounting principle	(153,741)	11,808	4,433	2,872	1,753
Cumulative effect of change in accounting principle for mandatorily redeemable financial instruments	—	—	—	(30)	(30)
Extraordinary gain on debt discharge	20,441	—	—	—	—

Net (loss) earnings	(133,300)	11,808	4,433	2,842	1,723
Accrued dividends on redeemable preferred stock	—	233	113	—	225

Net (loss) earnings available for common stockholders	$(133,300)	11,575	4,320	2,842	1,498

Net earnings per common share—basic		0.46	0.17	0.11	0.06

Net earnings per common share—diluted		0.46	0.17	0.11	0.06

Weighted average shares outstanding—basic		25,000,000	25,000,000	25,003,894	25,001,303

Weighted average shares outstanding—diluted		25,200,000	25,200,000	25,766,396	25,181,725

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Predecessor	Successor
	Three months ended March 31, 2002	Six months ended September 30, 2002	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net (loss) earnings	$(133,300)	$11,808	4,433	$2,842	$1,723
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Reorganization items	182,291	1,494	250	—	—
Provision for doubtful accounts	3,661	8,407	4,596	4,368	14,305
Depreciation and amortization	14,986	30,823	15,087	31,579	94,745
Deferred income taxes	—	(4,447)	(1,887)	—	(16)
Extraordinary gain on debt discharge	(20,441)	—	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,998)	10,382	3,053	(1,730)	(6,010)
Decrease (increase) in other receivables	1,146	(3,425)	(2,647)	290	138
(Increase) decrease in inventories	(2,045)	104	1,432	377	2,354
Decrease (increase) in prepaid expenses	124	(427)	746	450	(346)
Decrease (increase) in income taxes receivable	—	—	—	2,385	(4,337)
Increase (decrease) in accounts payable and accrued expenses	(5,086)	632	6,768	(389)	(947)
Increase (decrease) in accrued interest	—	3,207	(4,778)	6,983	7,046
Increase (decrease) in income taxes payable	—	120	—	—	(6,413)
Decrease in deferred revenue	—	—	(380)	(553)	(1,122)

Net cash provided by operating activities	33,338	58,678	26,673	46,602	101,120
Net cash used by reorganization items	(8,848)	(1,494)	(250)	—	—

Net cash provided by operating activities and reorganization items	24,490	57,184	26,423	46,602	101,120

Cash flows from investing activities:
Purchases of property and equipment	(15,299)	(30,965)	(14,626)	(9,506)	(32,700)
Business acquisitions	—	(2,903)	(1,520)	—	(1,873)
(Increase) decrease in other assets	(6,929)	(363)	1,133	754	3,418

Net cash used in investing activities	(22,228)	(34,231)	(15,013)	(8,752)	(31,155)

Cash flows from financing activities:
Net proceeds from long term borrowings	483,040	—	—	—	—
Debt issuance costs	16,960	—	—	—	—
Payments of long term borrowings	—	(6,000)	(5,500)	(50,000)	(80,513)
Payments of liabilities subject to compromise/priority tax claim	(27,932)	—	—	(157)	(463)
Net proceeds from stock option exercises	—	—	—	388	388
Net proceeds from sale/lease back of vehicles	10,191	—	—	—	—
Distributions to parent company, net	(487,804)	—	—	—	—

Net cash used in financing activities	(5,545)	(6,000)	(5,500)	(49,769)	(80,588)

(Decrease) increase in cash and cash equivalents	(3,283)	16,953	5,910	(11,919)	(10,623)
Cash and cash equivalents, beginning of period	4,970	1,687	12,730	29,308	28,012

Cash and cash equivalents, end of period	$1,687	18,640	18,640	17,389	17,389

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

Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and transferred to Rotech Healthcare Inc. substantially all of its assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries), in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002. References to the “Predecessor” refer to Rotech Medical Corporation and its subsidiaries. References to the “Successor” refer to Rotech Healthcare Inc. and its subsidiaries.

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

Recent Accounting Pronouncements: In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued by the Financial Accounting Standards Board (“FASB”). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46, as it relates to variable interest entities created after January 31, 2003, did not impact the Company’s condensed consolidated financial statements. Additional provisions of FIN 46, which became effective for the Company beginning on July 1, 2003, have not had a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and therefore has classified and accounted for

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

its Series A Convertible Redeemable Preferred Stock as a liability on the Company’s condensed consolidated financial statements.

(3)	Change in Accounting Estimate

Effective April 1, 2003, the Company changed its estimated useful life on certain long-lived assets acquired from its predecessor, Rotech Medical Corporation. The estimated useful life was changed from an aggregate of four years from the date acquired from the predecessor to a five year useful life from the original acquisition date. The change decreased net income in the three months and nine months ended September 30, 2003, by $12,600, or $0.49 per share and $40,400, or $1.60 per share, respectively. The change was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

(4)	Earnings Per Common Share and Stock Based Compensation

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

A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented below:

	Successor
	Six months ended September 30, 2002	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2003
Weighted average basic shares	25,000,000	25,000,000	25,003,894	25,001,303
Effect of dilutive securities:
Weighted options outstanding	—	—	762,502	180,422
Conversion of convertible redeemable preferred stock	200,000	200,000	—	—

Weighted average diluted shares	25,200,000	25,200,000	25,766,396	25,181,725

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

	Successor
	Six months ended September 30, 2002	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net earnings available for common stockholders:
As reported	$11,575	$4,320	$2,842	$1,498
Pro forma	$10,468	$3,548	$2,456	$505
Basic net earnings available for common stockholders per share:
As reported	$0.46	$0.17	$0.11	$0.06
Pro forma	$0.42	$0.14	$0.10	$0.02
Diluted net earnings available for common stockholders per share:
As reported	$0.46	$0.17	$0.11	$0.06
Pro forma	$0.42	$0.14	$0.10	$0.02

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options to purchase approximately 3,413,125 shares of common stock at prices ranging from $14.55 to $24.95 per share were outstanding as of September 30, 2003. No earnings per share data is provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of Integrated Health Services, Inc. (“IHS”).

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

The purchase price is preliminary until December 31, 2005, the date the earn-out period expires. The unaudited pro forma effect of the acquisition of NKR on the Company’s revenues, net income (loss) and net income (loss) per share, for the nine months ended September 30, 2002 and 2003, had the acquisition occurred on January 1, 2002, are not material to the Company’s condensed consolidated statements of operations.

(6)	Restructuring Accruals

The Company is implementing certain restructuring activities that include head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month period ended September 30, 2003, $456 of restructuring related charges were recognized for severances and lease cancellation charges. For the three months ended September 30, 2003, the Company paid $1,179 in cash for restructuring related charges. During the nine month period ended September 30, 2003, $6,730 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $6,730 in charges, $6,078 was paid in cash. As of September 30, 2003, the Company had approximately $2,052 recorded in accrued expenses related to restructuring charges. At January 1, 2003 the Company had approximately $1.4 million recorded in accrued expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and administrative expenses in the condensed consolidated statements of operations. The Company terminated approximately 15% of its employees during the nine months ended September 30, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities.

(7)	Goodwill and Other Identifiable Intangible Assets

For impairment testing purposes, the Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter, unless indicators of impairment are present and suggest earlier testing is warranted.

The carrying value of goodwill increased by approximately $7,784 for the nine months ended September 30, 2003 related to the acquisition of NKR on February 6, 2003.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

Balance as of January 1, 2003	$2,316
Goodwill acquired during the nine months ended September 30, 2003	7,784

Balance as of September 30, 2003	$10,100

The following table reflects the components of other identifiable intangible assets:

	December 31, 2002		September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable identifiable intangible assets:
Customer/physician relationship	$12,000	$450	$12,000	$900
Computer software	5,000	250	5,000	500
Other	954	288	1,004	586

Subtotal	17,954	988	18,004	1,986
Non-amortizable identifiable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total identifiable intangible assets	$19,954	$988	$20,004	$1,986

Amortization expense for the three months ended March 31, 2002 and the three months and six months ended September 30, 2002 and the three months and nine months ended September 30, 2003 was approximately $0, $331, $658, $334 and $998, respectively.

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

	Predecessor	Successor
	Three months ended March 31, 2002	Six months ended September 30, 2002	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2003
Respiratory therapy equipment and services	$120,618	$243,253	$121,921	$119,097	$367,126
Durable medical equipment	30,745	58,185	27,687	21,576	67,438
Other health care products	3,387	6,695	3,532	1,680	6,073

	$154,750	$308,133	$153,140	$142,353	$440,637

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

In accordance with the Company’s emergence from bankruptcy, the following expenses were recorded as reorganization items:

	Predecessor	Successor
	Three months ended March 31, 2002	Three months ended September 30, 2002
Severance and terminations	$837	$—
Legal, accounting and consulting fees	175	497
Loss on sale/leaseback of vehicles	4,686	169
Priority tax claim allowed	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	5,000	—
Administrative expense claims allowed	7,800	—
Fresh-start reporting adjustments	153,197	—
Loss on closure of discontinued branch operations, long term incentive compensation and other charges resulting from reorganization and restructuring	1,596	828

	$182,291	$1,494

(10)	Other Commitments and Contingencies

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 67.9%, 68.1% and 71.3% of the Company’s patient revenue for the three months ended March 31, 2002, six months ended September 30, 2002 and three months ended September 30, 2003, respectively, and 70.8% of the Company’s patient revenue for the nine months ended September 30, 2003. The Company’s operations are subject to a variety of federal, state and local legal and regulatory risks, including, without limitation, federal Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback Statute”) and the federal Ethics in Patient Referral Act of 1989 (“Stark I”) as amended by the Omnibus Budget and Reconciliation Act of 1993 (“Stark II” and together with Stark I, “Stark”) many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. Stark prohibits, with limited exceptions, financial relationships between certain designated health service providers and referring physicians. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute with which the Company must comply. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

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

$1,000,000

Subsequent to March 31, 2002 and during the period ended December 31, 2002, the following adjustments were made to reorganization value in excess of value of identifiable assets—goodwill as the Company completed and finalized the valuations required under fresh-start reporting to determine the fair value of the Company’s assets and liabilities:

Reduction of property and equipment to estimated fair market value	$4,683
Finalization of additional taxes due related to the Internal Revenue Code Sections 338(h)(10) election	18,194
Finalization of estimates made to recognize cumulative deferred revenue upon emergence	15,157
Allocation of goodwill to specifically identifiable intangible assets	(19,803)
Miscellaneous	(1,122)

Adjustment to reorganization value in excess of value of identifiable assets—goodwill	$17,109

(13)	Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2002	September 30, 2003
Senior Secured Term Loan; $249 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR plus 3%, payable quarterly	$178,513	$98,000
9 ½% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	300,000

Sub-total	478,513	398,000
Less current portion	1,799	995

Total long-term debt	$476,714	$397,005

In addition to the above, as of September 30, 2003, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at September 30, 2003; however, the Company has issued letters of credit totaling $9,990 under this facility to guaranty the Company’s payments on future insurance claims.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information including information relating to Medicare billing and VA contracting. The Company is cooperating fully with the investigation; however, it has not been informed by the government of the specific subject matter of the inquiry. The Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. The Company previously received informal requests for information from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts, and has already provided documents in response. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(15) Supplemental Statements of Cash Flow Information

	Predecessor	Successor
	Three months ended March 31, 2002	Six months ended September 30, 2002	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2003
Cash payments for:
Interest	$14	$18,416	$15,211	$2,262	$21,161
Income taxes	$—	$558	$368	$655	$3,690

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

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2002 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002. The tables below include a summary of our unaudited pro forma statement of operations data for the nine months ended September 30, 2002 which combines the results of operations of our Predecessor for the three months ended March 31, 2002 and our results of operations, as Successor, for the six months ended September 30, 2002. The pro forma financial data do not purport to be indicative of our operating results.

The following table shows the results of operations for the Predecessor for the three months ended March 31, 2002, and for the Company for the three months ended September 30, 2002 and September 30, 2003, the six months ended September 30, 2002, the nine months ended September 30, 2003, and the combined results for the Predecessor and the Successor for the nine months ended September 30, 2002.

	Successor		Predecessor	Successor	Proforma Combined	Successor
	Three months ended September 30, 2002	Three month ended September 30, 2003	Three months ended March 31, 2002	Six months ended September 30, 2002	Nine months ended September 30, 2002	Nine months ended September 30, 2003
Net revenues	$153,140	$142,353	$154,750	$308,133	$462,883	$440,637
Cost of net revenues:
Product and supply costs	22,416	17,378	22,513	45,557	68,070	57,730
Patient service equipment depreciation	12,873	28,188	12,147	25,736	37,883	85,423

Total cost of net revenues	35,289	45,566	34,660	71,293	105,953	143,153

Gross profit	117,851	96,787	120,090	236,840	356,930	297,484
Costs and expenses:
Provision for doubtful accounts	4,596	4,368	3,661	8,407	12,068	14,305
Selling, distribution and administrative	94,872	77,420	88,099	184,792	272,891	250,432
Interest (income) expense, net	10,745	9,786	(17)	22,468	22,451	29,479

Total costs and expenses	110,213	91,574	91,743	215,667	307,410	294,216

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	7,638	5,213	28,347	21,173	49,520	3,268
Reorganization items	250	—	182,291	1,494	183,785	—

(Loss) earnings before income taxes and extraordinary items and cumulative effect of a change in accounting principle	7,388	5,213	(153,944)	19,679	(134,265)	3,268
Federal and state income tax (benefit) expense	2,955	2,341	(203)	7,871	7,668	1,515

(Loss) earnings before extraordinary items and cumulative effect of a change in accounting principle	4,433	2,872	(153,741)	11,808	(141,933)	1,753
Cumulative effect of a change in accounting principle for mandatorily redeemable financial instruments	—	30	—	—	—	30

Extraordinary gain on debt discharge	—	—	20,441	—	20,441	—

Net (loss) earnings	$4,433	$2,842	$(133,300)	$11,808	$(121,492)	$1,723

The following table shows the results of operations for the Company as a percentage of its net revenues for the three months ended September 30, 2002 and 2003, the nine months ended September 30, 2003, and the combined results for the Predecessor and the Successor for the nine months ended September 30, 2002.

	Successor		Proforma Combined	Successor
	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2002	Nine months ended September 30, 2003
Net revenues	100%	100%	100%	100%
Cost of net revenues:
Product and supply costs	14.6%	12.2%	14.7%	13.1%
Patient service equipment depreciation	8.4%	19.8%	8.2%	19.4%

Total cost of net revenues	23.0%	32.0%	22.9%	32.5%

Gross profit	77.0%	68.0%	77.1%	67.5%
Costs and expenses:
Provision for doubtful accounts	3.0%	3.1%	2.6%	3.2%
Selling, distribution and administrative	62.0%	54.4%	59.0%	56.8%
Interest expense, net	7.0%	6.9%	4.9%	6.7%

Total costs and expenses	72.0%	64.3%	66.4%	66.8%

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	5.0%	3.7%	10.7%	0.7%
Reorganization items	0.2%	0.0%	39.7%	0.0%

(Loss) earnings before income taxes and extraordinary items and cumulative effect of a change in accounting principle	4.8%	3.7%	(29.0)%	0.7%
Federal and state income tax expense	1.9%	1.6%	1.7%	0.3%

(Loss) earnings before extraordinary items and cumulative effect of a change in accounting principle	2.9%	2.0%	(30.7)%	0.4%

Cumulative effect of a change in accounting principle for mandatorily redeemable financial instruments	0.0%	0.0%	0.0%	0.0%

Extraordinary gain on debt discharge	0.0%	0.0%	4.4%	0.0%

Net (loss) earnings	2.9%	2.0%	(26.2)%	0.4%

Results of Operations

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

Total net revenues for the three months ended September 30, 2003 were $142.4 million as compared to $153.1 million for the comparable period in 2002. The decrease in revenue is consistent with the previously announced plan of exiting product lines, business units, and contracts that are inconsistent with the Company’s profit objectives. In addition, some revenues have been lost as a result of significant employee turnover within the sales force.

Cost of net revenues for the three months ended September 30, 2003 increased $10.3 million, or 29.1%, to $45.6 million, from the comparable period in 2002. The increased cost of revenues resulted primarily from an increase in our patient service equipment depreciation costs. During the three month period ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1, 2002 related to long lived assets acquired from our Predecessor. Based on information then available, we have revised our depreciation policy for these assets from an aggregate of four years from the date acquired from our Predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our Predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. As a result of that change in depreciation estimate, we recognized approximately $12.6 million in additional depreciation expense for the three months ended September 30, 2003. This increase in patient service depreciation costs was offset by a decline in our product and supply costs, which is attributable to the change in the revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services. Cost of net revenues as a percentage of net revenue was 32.0% for the three months ended September 30, 2003 as compared to 23.0% for the comparable period in 2002.

The provision for doubtful accounts for the three months ended September 30, 2003 decreased by $0.2 million, or 5.0%, from the comparable period in 2002. The provision for doubtful accounts as a percentage of net revenue increased to 3.1% for the three months ended September 30, 2003 as compared to 3.0% for the same period in 2002.

Selling, distribution and administrative expenses for the three months ended September 30, 2003 decreased by $17.5 million, or 18.4%, to $77.4 million, from the comparable period in 2002. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits which was accomplished through a reduction in our employee head count. Selling, distribution and administrative expenses as a percentage of net revenues decreased to 54.4% for the three months ended September 30, 2003 from 62.0% for the three months ended September 30, 2002.

Interest expense for the three months ended September 30, 2003 decreased $1.0 million from the comparable period in 2002. The decrease is primarily attributable to the repayment of approximately $96 million of long-term bank debt in the past twelve months.

No reorganization items related to our Predecessor’s bankruptcy were incurred for the three months ended September 30, 2003, as compared to $0.3 million of such reorganization items incurred during the comparable period in 2002. The reorganization items incurred for the three months ended September 30, 2002 consisted of compensation and other charges.

Federal and state income taxes for the three months ended September 30, 2003 decreased $0.6 million from the comparable period in 2002 to an expense of $2.3 million. The decrease in federal and state income taxes was primarily due to decreased taxable income for the three month period ended September 30, 2003.

Net earnings were $2.8 million for the three months ended September 30, 2003 as compared to net earnings of $4.4 million for the same period in 2002. The decrease in the current period resulted primarily from the additional $12.6 million of depreciation expense that was recognized in the current period as a result of a change in estimate during the quarter ended June 30, 2003.

For the three months ended September 30, 2003, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $46.6 million as compared to $33.2 million for the three months ended September 30, 2002. Set forth below is a comparable reconciliation of the Company’s net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three Months Ended September 30,
	2002	2003
Net earnings	$4,433	$2,842
Cumulative effect of a change in accounting principle	—	30
Income tax expense	2,955	2,341
Interest expense, net	10,745	9,786
Depreciation & amortization	15,087	31,579

EBITDA	$33,220	$46,578

The Company views EBITDA as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. This performance measure should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from this benchmark are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, the benchmarks as presented may not be comparable to other similarly titled measures of other companies.

Results of Operations

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

Total net revenues for the nine months ended September 30, 2003 were $440.6 million as compared to $462.9 million for the comparable period in 2002. The decrease in revenue is consistent with the previously announced plan of exiting product lines, business units, and contracts that are inconsistent with the Company’s profit objectives. In addition, some revenues have been lost as a result of significant employee turnover within the sales force.

Cost of net revenues for the nine months ended September 30, 2003 increased $37.2 million, or 35.1%, to $143.2 million, from the comparable period in 2002. The increased cost of revenues resulted primarily from an increase in our patient service equipment depreciation costs. During the three months ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1, 2002 related to long lived assets acquired from our Predecessor. Based on information then available, we have revised our depreciation policy for these assets from an aggregate of four years from the date acquired from our Predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our Predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. As a result of that change in depreciation estimate, we recognized approximately $40.4 million in additional depreciation expense. This increase in patient service depreciation costs was offset by a decline in our product and supply costs, which is attributable to the change in the revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services. Cost of net revenues as a percentage of net revenue was 32.5% for the nine months ended September 30, 2003 as compared to 22.9% for the comparable period in 2002.

The provision for doubtful accounts for the nine months ended September 30, 2003 increased by $2.2 million, or 18.5%, from the comparable period in 2002. The provision for doubtful accounts expense as a percentage of net revenue increased to 3.2% for the nine months ended September 30, 2003 as compared to 2.6% for the same period in 2002.

Selling, distribution and administrative expenses for the nine months ended September 30, 2003 decreased by $22.5 million, or 8.2%, to $250.4 million, from the comparable period in 2002. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which was accomplished through a reduction in our employee head count. This decline in salaries and benefits was offset by charges for location closures and severance, which were related to our continuing efforts to consolidate various operating units and billing centers. Selling, distribution and administrative expenses as a percentage of net revenues decreased to 56.8% for the nine months ended September 30, 2003 from 59.0% for the nine months ended September 30, 2002.

Interest expense for the nine months ended September 30, 2003 increased $7.0 million from the comparable period in 2002. The increase is primarily attributable to interest costs incurred on the $200 million senior secured term loan outstanding under our senior secured credit facilities and on the $300 million of our 9½% Senior Subordinated Notes due 2012 issued in connection with our Predecessor’s emergence from bankruptcy in March of 2002.

No reorganization expenses related to our Predecessor’s bankruptcy were incurred for the nine months ended September 30, 2003, as compared to $183.8 million of such reorganization items incurred during the comparable period in 2002. The majority of reorganization items incurred for the nine months ended September 30, 2002 resulted from our adoption of fresh-start reporting, effective March 31, 2002.

Federal and state income taxes for the nine months ended September 30, 2003 decreased $6.2 million from the comparable period in 2002 to an expense of $1.5 million. The decrease in federal and state income taxes is primarily due to the change in depreciation estimate and the resulting additional depreciation during the nine months ended September 30, 2003.

Net earnings were $1.7 million for the nine months ended September 30, 2003 as compared to a net loss of $121.5 million for the same period in 2002. The large loss in the prior period resulted from the $183.8 million of reorganization items, the majority of which related to the fresh-start reporting adjustments recorded by our Predecessor.

For the nine months ended September 30, 2003, EBITDA was $127.5 million as compared to ($45.6) million for the nine months ended September 30, 2002. EBITDA for the nine months ended September 30, 2002, includes $163.3 million of charges consisting of costs associated with the reorganization, the extraordinary gain on debt discharge and inventory losses related to the previously disclosed instance of falsified bulk sales to the Veterans Administration (“VA”). Set forth below is a comparable reconciliation of the Company’s net (loss) earnings to EBITDA:

Comparable Reconciliation of Net(loss) Earnings to EBITDA

	Nine months ended September 30,
	2002	2003
Net (loss) earnings	$(121,492)	$1,723
Cumulative effect of change in accounting principle	—	30
Income tax expense	7,668	1,515
Interest expense, net	22,451	29,479
Depreciation & amortization	45,809	94,745

EBITDA	$(45,564)	$127,492

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

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended September 30, 2002 and 2003. Management also believes that its business is not seasonal.

Liquidity and capital resources

Net cash provided by operating activities and reorganization items was $101.1 million for the nine months ended September 30, 2003, as compared to $81.7 million for the same period in 2002. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $18.8 million from $131.4 million at December 31, 2002 to $112.6 million at September 30, 2003. Accounts receivable decreased as a result of continued strong cash collections combined with a decline in sales for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 57 days at September 30, 2003 compared to 56 days at December 31, 2002.

Included in accounts receivable are earned but unbilled receivables of $20.1 million at September 30, 2003 and $18.4 million at December 31, 2002. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Inventories decreased $11.8 million from $21.4 million at December 31, 2002 to $9.6 million at September 30, 2003. The decrease resulted primarily from our efforts to reduce inventory levels that had grown as a result of the previously disclosed instance of falsified bulk sales to the VA.

Net cash used in investing activities was $31.2 million for the nine months ended September 30, 2003 as compared to $56.5 million for the nine months ended September 30, 2002. Activity in the nine months ended September 30, 2003 included investment in capital equipment of $32.7 million. In addition we entered into an asset purchase agreement with a provider of home health care products and services to acquire its principal operating assets and certain of its liabilities (including a loan and outstanding management fees owed to us, which were a component of other assets at December 31, 2002) for a cash purchase price of up to $5.0 million. We paid $2.0 million in cash, with the remaining cash purchase price to be paid to the sellers based upon an earn-out provision in the asset purchase agreement relating to such acquisition.

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

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of September 30, 2003, we are in compliance with such covenants.

Accrued interest on our borrowings was $10.3 million and $17.2 million at December 31, 2002 and September 30, 2003. During the nine months ended September 30, 2003, we made our regularly scheduled amortization payments with respect to the term loan in the aggregate amount of approximately $1.3 million and made voluntary prepayments of principal on the term loan in the amount of approximately $79.2 million. At September 30, 2003, the outstanding balance on our term loan was $98.0 million, which bore interest at the rate of 4.2% per annum.

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

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the nine month periods ended September 30, 2002 and September 30, 2003, our capital expenditures were $46.3 million and $32.7 million, respectively, representing 10.0% and 7.4% of our net revenues for each period, respectively. We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

The Company’s capital and debt structure was determined when it emerged from bankruptcy in March 2002. The Company expects to review its capital and debt structure during 2004. This review may include, but not be limited to, consideration of a secondary stock offering, a stock exchange listing, and a restructuring of our debt. The Company has no present plans to take any of such actions and any decisions will necessarily depend upon many factors.

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

Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment.

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

SFAS No. 5, Accounting for Contingencies, provides guidance on the application of generally accepted accounting principles related to these matters. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We believe that our accrued liabilities related to such contingencies are appropriate and in accordance with generally accepted accounting principles.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. We did not incur any interest expense in the three month period ended March 31, 2002. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our Predecessor to fund a portion of the cash distributions made by our Predecessor in connection with its plan of reorganization. As of September 30, 2003, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $10.0 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $98.0 million is outstanding as of September 30, 2003), we would incur approximately $1.5 million in additional interest expense for the period January 1, 2003 through December 31, 2003.

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

Internal Control Over Financial Reporting

We evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing our internal controls to address issues identified through these evaluations, including the implementation of a multi-tiered reporting structure pursuant to which our regional managers are required to report material events to our division managers who are, in turn, required to report such events to senior management at our corporate headquarters. We anticipate that implementation of these enhancements may continue through the end of the year. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we have not been informed by the government of the specific subject matter of the inquiry. We can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. We previously received informal requests for information from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts, and have already provided documents in response. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ITEM 2—Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Effective as of August 26, 2003, we amended our common stock option plan to provide for one hundred percent (100%) vesting of all options issued under our stock option plan upon a “change in control” (as defined in the stock option plan). A copy of the amendment to the stock option plan is attached hereto as Exhibit 4.1.

ITEM 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 22, 2003, the Company furnished a Current Report on Form 8-K, dated July 22, 2003, disclosing under Item 9 and Item 12 in accordance with guidance provided by Securities and Exchange Commission its financial results for the quarter ended June 30, 2003.

On October 24, 2003, the Company furnished a Current Report on Form 8-K, dated October 23, 2003, disclosing under Item 12 its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated:	November 14, 2003	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated:	November 14, 2003	By:	/s/ JANET L. ZIOMEK
Janet L. Ziomek Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.