Form 10-K
period 2003-12-31
ROTECH HEALTHCARE INC
filed 2004-04-14
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $490,459,260. The determination of stock ownership by non-affiliates is based upon the registrant’s knowledge of stock ownership as of June 30, 2003 and is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose. The registrant does not have any securities registered pursuant to Section 12(b) or 12(g) of the Act and, therefore, has only limited knowledge of the common equity held by stockholders who may be deemed affiliates. The aggregate market value is based upon the closing sales price of the registrant’s common stock of $21.90, as reported by the Pink Sheets LLC on June 30, 2003.

As of March 17, 2004, the registrant had 25,042,029 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ROTECH HEALTHCARE INC.

Form 10-K

For the Fiscal Year Ended December 31, 2003

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; the costs and effects of legal proceedings; and other risks and uncertainties described under “Risk Factors.” Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Rotech Healthcare Inc. was established upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. The financial statements included herein reflect these transactions effective as of March 31, 2002. As a result, references to “we”, “our”, and “us” refer to the operations of Rotech Healthcare Inc., a Delaware corporation, and its subsidiaries for all periods subsequent to March 31, 2002 and the business and operations of our predecessor, Rotech Medical Corporation, a Florida corporation, and its subsidiaries for all periods prior to April 1, 2002. Financial data for the year-ended December 31, 2002 have been presented for the three months ended March 31, 2002 and the nine months ended December 31, 2002, rather than for the year-ended December 31, 2002, because we have had only nine months of operating results since our predecessor emerged from bankruptcy in such fiscal year. In connection with our predecessor’s emergence from bankruptcy, we reflected the terms of the plan of reorganization in our consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been reflected in the operating results of our predecessor for the three months ended March 31, 2002.

ITEM 1.    BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets. We provide our equipment and services to principally older patients with breathing disorders, such as chronic obstructive pulmonary diseases, or COPD (which include chronic bronchitis and emphysema), obstructive sleep apnea and other cardiopulmonary disorders.

Our revenues are principally derived from respiratory equipment rental and related services (83.9% of net revenues for the year ended December 31, 2003), which include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment (14.8% of net revenues for the year ended December 31, 2003), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the year ended December 31, 2003, we generated net revenues of $581.2 million and net earnings of $8.4 million. For the same period, net cash provided by operating activities was $142.4 million and net cash used in investing activities and net cash used in financing activities were $39.5 million and $110.0 million, respectively. Earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2003 was $176.2 million. See “Selected Historical Consolidated Financial Data,” item (6) on page 32 for a detailed definition of EBITDA.

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

The majority of our respiratory therapy equipment is rented and reimbursed on a monthly basis. We also generate revenue from the sale of nebulizer medications, including albuterol and ipratropium. We provide driver technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians. We currently employ approximately 400 respiratory therapists. Respiratory therapy equipment rental and related services represented 83.9% of our net revenues for the year ended December 31, 2003.

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

Our Operations

Organization

We have approximately 500 operating centers, which now operate through four divisions. Each of these divisions is managed by a team of division managers who provide management services to our operating centers in three service categories: operations, sales, and billing and collection. These managers provide key support services to our operating centers, including billing, purchasing and equipment maintenance, repair and warehousing. Each operating center delivers equipment and services to patients in their homes and other care sites through the operating center’s delivery fleet and qualified personnel. Financial control, purchasing and operating policies for our four divisions are administered centrally at our principal offices in Orlando, Florida through our Chief Operating Officer, while sales functions are administered through our Chief Sales Officer, and billing and collection services are provided through our Chief Financial Officer. We believe that this management structure provides control and consistency among our divisions and operating centers and allows us to implement standard policies and procedures across a large number of geographically remote operating centers.

Operating Systems and Controls

Our operating systems provide management with information to measure and evaluate key components of our operations. We have a proprietary billing system that is scalable and is used for substantially all of our billing sources, including Medicare, our largest source of revenues. All Medicare claims are aggregated, processed, archived and transmitted to Medicare on a daily basis. The process is highly automated and has proven to be reliable and cost-effective.

Our billing and collection departments work closely with personnel at operating center locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. We communicate with our operating centers through an intranet-based system that provides our managers with detailed information that allows us to address operating efficiencies. We believe this reporting capability allows our managers to operate their businesses more effectively and allocate their resources more appropriately.

We will to continue to improve our operating efficiencies in order to position ourselves for future growth by utilizing our proprietary information technology platform, as well as third-party software products, to improve our billing, compliance, inventory and purchasing systems. In 2003, we reduced the number of billing centers from 22 to 13. We will continue to review the number of billing centers in 2004. The reduction of billing centers allows for increased control with fewer individuals administering the process, reduces our lease costs and facilitates the further implementation of compliance controls. In addition, we are continuing to develop our information technology platform that we use to track inventory and purchasing on a store-by-store basis. We believe that this may help to analyze whether our inventory is being used at its most efficient levels by tracking the useful life, maintenance and location of the equipment at all times.

Payors

We derive the majority of our revenues from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix:

	Predecessor Company				Successor Company
	Year Ended December 31,			Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
Medicare, Medicaid and other federally funded programs	61.7%	64.7%	67.0%	67.9%	69.1%	71.1%
Commercial payors	29.0%	27.3%	25.8%	25.6%	25.1%	24.3%
Private Pay	9.3%	8.0%	7.2%	6.5%	5.8%	4.6%

We contract with insurers and managed care entities on a local, regional and national basis. We generally contract with those insurers and managed care entities having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or managed care entities on a national basis, however, we have recently entered into a service agreement with a national managed care company and are pursuing additional managed care relationships on a national level. Pursuant to our contracts with the Veterans Administration (VA), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to four or five one-year renewal periods unless terminated or not renewed by the VA.

Our Company History

Rotech Healthcare Inc. was incorporated in the State of Delaware on March 15, 2002. Rotech Medical Corporation, our predecessor, was founded in 1981. In October 1997, Rotech Medical Corporation was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly-owned subsidiary of IHS. On February 2, 2000, Rotech Medical Corporation and IHS filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the

District of Delaware. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002 and became effective on March 26, 2002. The principal reason for the commencement of Rotech Medical Corporation’s Chapter 11 case was that Rotech Medical Corporation had jointly guaranteed approximately $2.3 billion of obligations of IHS, under credit agreements with IHS’ senior creditors. IHS defaulted on its obligations under those agreements in 1999. As a result, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation, filed voluntary bankruptcy petitions under Chapter 11 on February 2, 2000. On February 13, 2002, the Bankruptcy Court issued an order confirming Rotech Medical Corporation’s plan of reorganization, which became final on February 25, 2002. The plan of reorganization became effective on March 26, 2002. As a result of the reorganization, substantially all of Rotech Medical Corporation’s assets, business and operations were transferred to us, an independent company.

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

The term loan was drawn in full on the consummation of our predecessor’s plan of reorganization, which occurred contemporaneously with the sale of our 9 1/2% senior subordinated notes due 2012. The term loan is amortized with 1% of the term loan payable in each of the first five years and 95% of the initial aggregate term loan to be payable in year six. On October 1, 2003, we drew down $5 million of our revolving credit facility and repaid such amount in full on October 17, 2003. At December 31, 2003, the revolving credit facility had not been drawn upon, although standby letters of credit totaling $10.0 million have been issued under this credit facility.

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

Covenants

The senior secured credit facilities contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. Our senior secured credit facilities also contain customary financial covenants including, maintenance of the following ratios: (a) a consolidated total leverage ratio, (b) a consolidated senior leverage ratio, (c) a consolidated interest coverage ratio and (d) a consolidated fixed charge coverage ratio.

Security and guarantees

Our obligations under the credit facilities are guaranteed by each of our direct and indirect domestic subsidiaries, excluding specified immaterial subsidiaries. All obligations under the credit facilities and the guarantees are secured by a perfected first priority security interest in substantially all of our tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of our direct and indirect subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries and limited, in the case of each foreign subsidiary, to 65% of the value of the stock of such entity.

Senior Subordinated Notes

In March 2002, we issued an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes due 2012 and received net proceeds of approximately $290 million, after deducting the initial purchasers’ discount and our estimated expenses. We distributed the net proceeds from the sale of the notes to our predecessor as partial consideration in exchange for substantially all of the assets used in connection with its business and operations as part of the restructuring and related transactions involving our predecessor and us. Subsequently, our predecessor distributed the net proceeds to its former creditors as provided in its plan of reorganization. We did not retain any of the proceeds from the sale of the notes for use in our business.

Government Regulation

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry is also subject to frequent regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care and other patients. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement.    As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. A substantial portion of our revenue is attributable to payments received from the Medicare and Medicaid programs.

Medicare Legislation.    The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our results of operations.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The new law significantly changes how Medicare Part B will pay for our products, including items of home medical equipment, or HME, such as oxygen, oxygen equipment and nebulizers, as well as inhalation drugs dispensed through nebulizers, in the following ways:

(1) Reductions and Payment Freeze for HME.    Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, beginning in 2004 through 2008, most payments for HME will not be adjusted upward by a cost of living index and, therefore, will be “frozen,” unless the item becomes subject to competitive bidding. Further, beginning in 2005, certain items of HME, including wheelchairs, nebulizers, oxygen and oxygen equipment, will experience a further reduction in the fee schedule amount. That further reduction will be based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, as that amount is determined by the Office of Inspector General of DHHS. The adjusted payments would remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

(2) Implementation of Competitive Bidding for HME.    Starting in 2007, Medicare will begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program will begin in certain high-population metropolitan service areas, or MSAs. The program will expand to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the exclusive or limited right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied has not yet been determined. Therefore, the impact on our business is uncertain. Also, MMA requires that contracts may only be awarded to suppliers that meet certain quality and financial standards and that the amounts paid to suppliers under the contracts must be less than the amount paid under the current system. CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding. The inherent reasonableness interim final regulation (see above) remains in effect after MMA, but the legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. At this time, we do not know which of our products will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact of inherent reasonableness and competitive bidding will have on our business.

(3) Reduction in Payments for Inhalation Drugs.    MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning

January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. If implemented as currently scheduled by MMA beginning in 2005, Medicare will generally pay for most drugs based on either the average sales price, or ASP, or competitive bidding for drugs administered by physicians. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. At this time, we are uncertain of the full impact the new payment methodologies will have on our business.

We do not believe that the ASP provisions contained in MMA will adequately compensate home care providers for inhalation drugs and, if implemented, may completely eliminate the supply of these critical respiratory medications by home care providers, such as us. The General Accounting Office (GAO) is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to congress no later than December 8, 2004. We cannot predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005.

(4) Implementation of Certain Clinical Conditions and Quality Standards.    MMA requires that new clinical conditions of coverage be developed for HME, with those products perceived as having a higher utilization to be given priority for implementation. Although not yet implemented, the quality standards are to be developed by CMS and applied by independent accreditation organizations. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. At this time, we cannot predict the extent of the clinical and quality standards or the full impact they will have on our business.

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

Claims Audits

Durable medical equipment regional carriers are private organizations that contract to serve as the government’s agents for the processing of certain claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

The Anti-Kickback Statute

As a provider of services under the Medicare and Medicaid programs, we are subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback statute”). At the federal level, the Anti-Kickback statute prohibits any person from knowingly and willfully soliciting, receiving, offering or providing any remuneration, including a bribe, kickback or rebate, directly or indirectly, in return for or to induce the referral of patients, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs. The Office of the Inspector General of the DHHS has published regulations that identify a limited number of specific business practices that fall within safe harbors which are deemed not to violate the Anti-Kickback statute. Although we attempt to structure our business relationships to meet safe harbor requirements, it is possible that not all of our business relationships comply with the elements of one or more safe harbors. Conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct per se illegal. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion.

In addition, a number of states in which we operate have anti-fraud and anti-kickback laws similar to the Anti-Kickback Statute that prohibit certain direct or indirect payments if such arrangements are designed to induce or encourage the referral of patients or the furnishing of goods or services. Some states’ anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states’ anti-fraud and anti-kickback laws apply to all health care goods and services, regardless of whether the source of payment is governmental or private. Further, many states prohibit revenue sharing or fee splitting arrangements between physicians and other third parties. Possible sanctions for violation of these restrictions include exclusion from state-funded health care programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for “designated health services” if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement involving remuneration between us and the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to penalties as well.

On January 4, 2001, the CMS issued the first of two phases of final regulations (“Phase I”) to clarify the meaning and application of Stark II. The CMS has stated that it expects to issue Phase II of the final regulations in 2004. Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain “indirect compensation arrangements,” “fair market value” transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new “knowledge” exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. Phase I of the final regulations became effective on January 4, 2002, except with respect to enforcement of the prohibition’s application to certain percentage physician compensation arrangements, which effectiveness has been delayed several times by the CMS with the most recent published statement by CMS of an effective date of July 7, 2004. In addition, a number of the states in which we operate have similar or broader prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

False Claims

We are subject to state and federal laws that govern the submission of claims for reimbursement. The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties for each false claim submitted and exclusion from the Medicare and Medicaid programs. In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present false or fraudulent claims or documentation to the government.

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

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the establishment of regulatory standards addressing the electronic exchange of health information, standards for the privacy and security of health information and standards for assigning unique health identifiers to health care providers. Sanctions for failure to comply with HIPAA standards include civil and criminal penalties.

Two standards have been promulgated under HIPAA with which we currently are required to comply. The Standards for Electronic Transactions require the use of standardized transactions and code sets for common health care transactions involving the exchange of certain types of information, including health care claims or equivalent encounter information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, health plan premium payments, and coordination of benefits. The compliance date for the Transactions and Code Set Standards was October 16, 2003. The Standards for Privacy of Individually Identifiable Information restricts use and disclosure of certain individually identifiable health information, called protected health information, or “PHI”. These Privacy Standards not only require our compliance with standards restricting the use and disclosure of PHI, but also require us to obtain satisfactory assurances that any business associate of ours who has access to our PHI similarly will safeguard such PHI. The compliance date for the Privacy Standards was April 14, 2003. We believe that we are in compliance in all material respects with both of these HIPAA standards.

Two other standards have been promulgated under HIPAA, although compliance with these standards is not yet required. The Security Standards require us to implement certain security measures to protect electronic PHI. We are required to comply with these standards by April 20, 2005. In addition, CMS recently published a final rule covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We are required to comply with these standards by May 23, 2007. We have evaluated these rules to determine the effects of the rules on our business, and we believe that we will have taken the appropriate steps to ensure that we will comply with these standards in all material respects by their respective compliance deadlines.

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

Under HIPAA it is a crime to:

•	knowingly and willfully commit a federal health care offense relating to a health care benefit program; and

•	knowingly and willfully falsify, conceal or cover up a material fact or make any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

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

Compliance Program

In addition to our Corporate Integrity Agreement with the Office of Inspector General described below under the caption “—Corporate Integrity Agreement”, we have several voluntary programs to monitor compliance with federal and state laws and regulations applicable to health care entities which are designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. We believe that our compliance program meets the relevant guidance provided by the Office of Inspector General of the DHHS.

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

Corporate Integrity Agreement

Our predecessor, Rotech Medical Corporation, and the Office of Inspector General of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in its bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement.

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs.

The Corporate Integrity Agreement is for a term of five years beginning February 2002. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews related to our Medicare billing. In the first and fourth years of the agreement, the internal claims reviews will also be reviewed by an Independent Review Organization (“IRO”). Under certain circumstances, the internal claims reviews may also be reviewed by the IRO in the fifth year of the agreement. KPMG LLP acted as our IRO in 2003. Both we and the IRO must file reports of the reviews with the Office of Inspector General of the DHHS.

In addition, the Corporate Integrity Agreement imposes upon us (including in most instances our officers, directors, employees and others) various training requirements, as well as the need to have certain policies and procedures in place. It also requires that we have a Compliance Officer, several “Compliance Liaisons,” and a Compliance Committee. We believe we are in compliance with these requirements.

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

Sales

We believe that the sales and marketing skills of our employees are instrumental to the success of our business. We provide marketing, training, product and service information to all of our technical personnel through our intranet and through seminars conducted on a company-wide basis so that they can communicate effectively with physicians about our equipment and services. We emphasize the cross-marketing of all our equipment and services to physicians with which we have already developed professional relationships.

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

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. We believe that JCAHO accreditation is indicative of our commitment to providing consistently high quality equipment and services. Currently, 100% of our operating centers are accredited by JCAHO.

Competition

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Air Products and Chemicals, Inc. The rest of the market consists of several medium-size competitors, as well as numerous small (under $5 million in revenues), local operations. We also face competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. We believe that the most important competitive factors in the regional and local markets are:

•	reputation with referral sources, including local physicians and hospital-based professionals;

•	access and responsiveness;

•	overall ease of doing business;

•	quality of care and service;

•	range of home medical equipment and services; and

•	being a low cost provider.

We believe that it is important to be able to offer a broad range of complementary equipment and services to provide patients access through a single source. We believe that we compete effectively with respect to all of the above factors and that we have an established record as a quality provider of a range of complementary home medical equipment and services.

Insurance

Our business is subject to general and professional liability, products liability, employment practices liability, workers’ compensation, automobile liability, personal injury and other liability claims that are generally covered by insurance. We have insurance policies that contain various customary levels of deductibles and self-insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. These insurance policies are subject to annual renewal. We believe that our insurance coverage is appropriate based upon historical claims and the nature and risks of our business.

Employees

Currently, we have approximately 4,400 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

Principal Executive Office and Website Access To Information

Our principal executive offices are located at 2600 Technology Drive, Suite 300, Orlando, Florida, 32804 and our telephone number there is (407) 822-4600. Our internet website address is www.rotech.com. Information contained on our website is not incorporated by reference into this annual report and is not a part of this annual report.

We will make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “Commission”).

Risk Factors

Health care is an area of extensive and dynamic regulatory change that involves a number of risks. The following discussion highlights some of these risks. These and other risks discussed in this report could materially and adversely affect our business and financial condition.

A substantial percentage of our revenue is attributable to Medicare. Our business may be significantly impacted by changes in Medicare reimbursement policies and recent legislative changes aimed at reducing health care costs.

A substantial percentage of our revenue is attributable to Medicare and, to a lesser extent, Medicaid. The remainder of our billings are paid by other third-party payors, including private insurers, and by the patients themselves. Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for 67.0% of our revenues for fiscal year 2001, 67.9% of our revenues for three months ended March 31, 2002, 69.1% of revenues for the nine months ended December 31, 2002 and 71.1% of our revenues for fiscal 2003.

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

Recent legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, additional reductions have been imposed. Changes under MMA include a freeze in payments for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the MMA provisions. Medicare payments for home medical equipment including oxygen and nebulizers, are set at the 2003 level for 2004 through 2008, unless they are subject to competitive bidding. Furthermore, MMA may further reduce payments in 2005 for these products based on a percentage of the median payments for the items under the Federal Employee Health Benefits Program and freeze them at that reduced level through 2008. MMA also reduces payments for drugs delivered through nebulizer equipment to 80% of average wholesale price, or AWP in 2004 and beginning in 2005, an amount based on 106% of average sales price for most inhalation drugs. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on our revenues and profitability.

Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal of Veterans Administration contracts, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care by lowering reimbursement rates.

A significant percentage of our business is derived from the sale of Medicare-covered HME items, including oxygen, and recent legislation reduces payment amounts for certain categories of HME.

Currently, Medicare payment to us for our HME products is based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, beginning in 2004 through 2008, most payments for HME will not be adjusted upward by a cost of living index and, therefore, will be “frozen,” unless the item becomes subject to competitive bidding. Further, beginning in 2005, certain items of HME, including wheelchairs, nebulizers, oxygen and oxygen equipment, will experience a further reduction in the fee schedule amount. That further reduction will be based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, as that amount is determined by the Office of Inspector General of DHHS. The adjusted payments would remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and recent legislation imposes significant reductions in Medicare reimbursement for such inhalation drugs.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. Beginning in 2005, payments for drugs delivered through nebulizer equipment will be based on 106% of ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. In 2003, Medicare covered inhalation drugs accounted for approximately one fifth of our recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004. Such reductions in Medicare reimbursement for inhalation medications could have a material, adverse effect on our revenues and profitability

Recent legislation establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

Recently, the Centers for Medicare and Medicaid Services, or CMS (the federal agency responsible for administering the Medicare program), conducted competitive bidding demonstrations for certain Medicare services. Under MMA, starting in 2007, Medicare will begin a nationwide competitive bidding program in ten high-population metropolitan services areas (MSAs) for certain high cost and high utilization items. The program will expand to cover 80 MSAs in 2009 and additional areas thereafter. Competitive bidding will require suppliers to compete for the exclusive or limited rights to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. Competitive bidding may result in lower reimbursement or the loss of our ability to provide services in certain regions. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied has not yet been determined. Therefore, the impact on our business is uncertain.

Recent regulatory changes subject the Medicare reimbursement rates for our equipment and services to potential discretionary adjustment by the Centers for Medicare and Medicaid Services.

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, CMS made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our results of operations.

Future Reductions In Reimbursement Rates Under Medicaid Could Negatively Affect our business and Financial Condition.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

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

We are subject to periodic audits by governmental and private payors.

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

We are subject to stringent laws and regulations at both the federal and state levels, including with respect to:

•	billing practices including substantiation and record keeping requirements;

•	prohibitions on fraud and abuse, kickbacks, rebates and fee splitting;

•	licensing and certification requirements;

•	confidentiality, privacy and security issues in connection with medical records and patient information;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	qualifications of health care and support personnel;

•	quality of durable medical equipment and other medical equipment;

•	handling, distribution and disposal of pharmaceutical products and medical waste;

•	quality assurance; and

•	occupational safety.

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

The Office of the Inspector General of the DHHS and the Department of Justice, or DOJ, have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. In 2002, we entered into a settlement agreement with the DOJ and the DHHS to settle claims against Rotech Medical Corporation relating to certain Medicare and Medicaid billings. In addition, we or our executives could be included in other governmental investigations or named as defendants in private litigation, resulting in adverse publicity against us.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. Since that time, we have continued to receive subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois requesting the same information including information relating to Medicare billing and Department of Veterans Affairs contracting. We are cooperating fully with the investigation. However, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted.

If we fail to comply with the laws and regulations relevant to our business, we could be subject to civil and/or criminal penalties, demands from the government for refunds or recoupment of amounts previously paid to us by the government, facility shutdowns and possible exclusion from participation in federal health care programs such as Medicare and Medicaid, any of which could have a significant negative impact on our operations. Some statutory and regulatory provisions, principally in the area of billing, have not been interpreted by the courts and may be interpreted or applied in a manner that might adversely affect us. Changes in health care laws or new interpretations of existing laws may have a dramatic effect on our business and results of operations.

If we lose relationships with managed care organizations and other third-party payors, we could lose access to patients and our revenue would likely decline.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services and to build volume that justifies discounted prices. Consequently, the health care needs of a large percentage of the United States population are now provided by a small number of managed care organizations and third-party payors. These organizations, including the Veterans Administration, generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate agreements with us and/or engage our competitors, our business could be materially adversely affected. If we lose relationships with managed care organizations and other third-party payors, including the Veterans Administration, we could lose access to patients and our revenue would likely decline.

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

In 1996, the Health Insurance Portability and Accountability Act (HIPAA) was enacted, among other things, to establish uniform standards governing the conduct of certain electronic health care transactions and to protect the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses.

Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restricts our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. We believe we are in compliance in all material respects with both of these HIPAA standards. Two other standards relevant to our use of medical information have been promulgated under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard certain electronic health information by April 20, 2005. In addition, CMS recently published a final rule, which will require us to adopt a Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

Lack of accreditation of our operating centers or failure to meet government standards for coverage could result in a decline in our revenues.

Currently, 100% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. If future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues. Further, under MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims will be subject to new quality standards as a condition of receiving payment from the Medicare program. New standards are to be developed by CMS and applied by independent accreditation organizations. MMA also authorizes CMS to establish clinical conditions for payment for home medical equipment. These new supplier standards and clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. In addition, because we have Medicare supplier numbers and are subject to any new supplier standards, our failure to meet any new supplier standards could affect our ability to bill and therefore could have a material adverse effect on our business, financial condition and results of operations.

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

On February 11, 2002, our predecessor entered into a Corporate Integrity Agreement with the DHHS. We have assumed the obligations under this agreement (and the settlement with the federal government). Pursuant to the terms of this agreement, we are obligated to implement procedures designed to ensure compliance with the requirements of Medicare, Medicaid and all other federal health care programs. The Corporate Integrity Agreement is effective for five years. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews relating to our Medicare billing. In the first and fourth years of the agreement, the internal claim reviews must also be reviewed by an Independent Review Organization (currently KPMG LLP). Both we and the Independent Review Organization must file reports of the reviews with the Office of Inspector General of the Department of Health and Human Services. As a result of these reviews we may be required to refund certain payments to the federal government and/or be subject to penalties resulting from such overpayments. In addition, failure by us to comply with the Corporate Integrity Agreement could subject us to substantial monetary penalties, exclusion from participation in federal health care programs, as well as adverse publicity, which could seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business, and could result in a deterioration in our financial condition and results of operations. See “Business—Corporate Integrity Agreement” for a more detailed description of the terms of the Corporate Integrity Agreement.

In June 2002, we uncovered a pattern of falsified bulk sales of equipment to the Department of Veterans Affairs, as well as certain improperly recorded revenues from non-bulk VA service contracts.

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

The investigation confirmed the existence of a pattern of falsified bulk sales of equipment to the VA, as well as certain improperly recorded revenues from non-bulk VA service contracts. The total of the falsified sales was originally recorded to our books and records as net revenue of $30.4 million. Of this amount, $14.8 million was recorded during the six-month period from October 1, 2001 to March 31, 2002. In addition, $8.1 million of receivables associated with non-bulk VA service contracts were reversed. In connection with the investigation, we recovered approximately $12.5 million of medical equipment inventory, virtually all of which was in resalable condition. Although we have concluded our investigation, it is possible that our investigation did not uncover every instance of fraudulent activity. In addition, we received informal requests for information on March 7, 2003 and on April 17, 2003, from the Division of Enforcement of the Securities and Exchange Commission related to our internal investigation regarding VA contracts, and provided documents in response to such requests. At this time we have not received any further requests for information from the Securities and Exchange Commission, however, we can give no assurances as to whether or not the Securities and Exchange Commission will request additional information or take any other action.

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

We believe that the primary competitive factors are availability of personnel and quality considerations such as responsiveness, the technical ability of the professional staff and the ability to provide comprehensive services. Some of our competitors may now or in the future have greater financial or marketing resources than we do. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Air Products and Chemicals, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with under $5 million in revenues. There are relatively few barriers to entry in local home health care markets. The competitive nature of the home medical equipment environment could result in a deterioration in our revenues and our business.

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

From 1997 until its emergence from bankruptcy, our predecessor, Rotech Medical Corporation, operated as a wholly-owned subsidiary of Integrated Health Services, Inc., which also filed for bankruptcy protection in February 2000. It is possible that our prior affiliation with IHS or the bankruptcy proceeding will adversely affect our operations going forward.

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

We are engaged in a series of initiatives to strengthen our organizational structure and the failure to complete such initiatives could negatively affect our operating efficiencies and financial performance.

We have engaged in a series of activities to strengthen our organizational structure and reposition us for future growth. These actions include selective reduction in headcount, renegotiation of certain vendor contracts, substantial reduction in the number of billing centers, discontinuation of certain product lines and branch locations, centralization of certain administrative functions (including billing and purchasing), development and implementation of an advanced information and billing system, and enhancement of regulatory compliance programs. These activities are continuing as management determines is necessary and appropriate. Although we have been successful in implementing many of these measures, if we are unable to continue to do so on satisfactory terms or at all, our ability to execute our business strategy and achieve operating efficiency will be adversely affected.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of March 29, 2004, our total consolidated long-term debt (including current maturities) accounted for approximately 37% of our total capitalization.

The degree to which we are leveraged could have important consequences, because:

•	it could affect our ability to satisfy our obligations under our 9½% senior subordinated notes due 2012;

•	a substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

•	it may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general; and

•	we are vulnerable to interest rate fluctuations because a portion of our debt is subject to variable interest rates.

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

Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the year ended December 31, 2003, our capital expenditures were $42.0 million, representing 7.2% of our net revenues. In addition, we may pursue our growth strategy in part through acquisitions of start-ups, as competitive and pricing pressures encourage consolidation and economies of scale. We may need to incur additional indebtedness and/or sell equity securities, from time to time, to fund such capital expenditures. Sufficient financing may not be available to us on terms satisfactory to us, if at all.

In the event that we acquire companies, we may incur unknown liabilities for their past practices, we may be unable to successfully integrate such companies into our operations and our results of operations could deteriorate.

If we acquire additional companies, there can be no assurance that we will be able to integrate such companies successfully or manage our expanded operations effectively and profitably. The process of integrating newly acquired businesses may be costly and disruptive. Our operational, financial and management systems may be incompatible with or inadequate to cost-effectively integrate and manage the acquired systems. As a result, billing practices could be interrupted and cash collections on the newly acquired business could be delayed pending conversion of patient files onto our billing systems and receipt of provider numbers from government payors. The integration may place significant demands on our management, diverting their attention from our existing operations. If we are not successful in integrating acquired businesses, our results of operations would likely decline.

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

If we do not enhance and maintain effective and efficient information systems, our operations may be disrupted and our anticipated operating efficiency may not be realized.

Our operations are dependent on the enhancement and uninterrupted performance of our information systems. Failure to enhance and maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including billing and collections, loss of existing patients and difficulty in attracting new patients, patient and payor disputes, regulatory problems, increases in administrative expenses or other adverse consequences, any or all of which could disrupt our operations and prevent us from achieving operating efficiency.

We are highly dependent on our key personnel.

Our performance is substantially dependent on the performance and continued efforts of our senior management team. The loss of the services of any of our executive officers or other key employees could result in a decline in our business, results of operations and financial condition. In particular, the loss of the services of our Chief Executive Officer, Philip L. Carter could have a material adverse effect on our business and results of operations. We do not carry key person life insurance on any of our personnel. Our future success is dependent on the ability of our managers and sales personnel to manage and promote our business, operations and growth. Any inability to manage our operations effectively could have a material adverse effect on our business, sales, results of operations and financial condition.

If we are not able to hire qualified management and other personnel, or if costs of compensation or employee benefits increase substantially, our ability to deliver equipment and services effectively could suffer and our profitability would likely decline.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 4,400 full time employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline.

We are unable to determine whether a significant number of our outstanding shares of common stock are concentrated in a small number of stockholders. If it is, then such holders may be in a position to control certain aspects of our business operations.

Pursuant to our predecessor’s plan of reorganization, substantially all shares of our common stock were distributed to our predecessor for further distribution to its creditors. If holders of a significant number of these shares were to act as a group, such holders may be in a position to control the outcome of actions requiring shareholder approval, including the election of directors. Immediately after the distribution of our stock to our predecessor’s creditors, the five largest holders of our common stock held in the aggregate approximately 42% of our outstanding common stock. Since our common stock is not registered under the Securities Act of 1934, as amended (the “Exchange Act”), and is not listed on any national securities exchange or automated inter-dealer quotation system of a national securities association, holders of our common stock may not be subject to Section 13(d) or (g) of the Exchange Act or Section 16 of the Exchange Act, which govern the reporting of beneficial ownership and certain transactions in our stock. Therefore, we are unable to determine with certainty information regarding our stockholders, including whether a significant number of our outstanding shares of common stock is concentrated in a small number of stockholders that may be in a position to control certain aspects of our business operations.

We may write-off intangible assets, such as goodwill.

Goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of December 31, 2003, this goodwill was approximately $11.3 million. As a result of the implementation of “fresh-start” reporting, the assets and liabilities of Rotech Medical Corporation have been revalued, which resulted in approximately $668.3 million for reorganization value in excess of fair value of identifiable assets—goodwill and $17.7 million in identifiable intangible assets as of December 31, 2003. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances after an acquisition can change, the value of intangible assets may not be realized by us. If we determine that a significant impairment has occurred, we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Participants in the health care industry, including us, are subject to substantial claims and litigation in the ordinary course, often involving large claims and significant defense costs. As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover such claims. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, we have been advised by our insurance broker that our insurance premiums will be subject to increases in the future, which increases may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase, our financial condition and results of operations would likely decline.

The lack of an established trading market for our common stock is likely to make it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and may increase volatility.

There is no established trading market for our common stock and there can be no assurance that a public market for our common stock will develop or be sustained. Our common stock currently trades in interdealer and over-the-counter transactions, and price quotations are provided in the “pink sheets.” Our common stock is not listed on any securities exchange or a qualifying interdealer quotation system. Accordingly, it is likely that an investor will find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and the price of our common stock may experience additional volatility.

Our common stock has not been registered under Section 12 of the Securities Exchange Act of 1934 and we are not required to file reports with the Securities and Exchange Commission pursuant to Section 13 of such Act.

Our common stock has not been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we are not required to file reports with the Commission pursuant to Section 13 of the Exchange Act. Nevertheless, as a result of the registration of our 9 1/2% senior subordinated notes due 2012, we are required, pursuant to Section 15(d) of the Exchange Act, to file with the Commission the periodic information, documents and reports that are required pursuant to Section 13 of the Exchange Act in respect of a security registered pursuant to Section 12 thereof. The duty to file under Section 15(d), however, can be suspended as to any fiscal year, other than the fiscal year within which such registration statement became effective, if, at the beginning of such fiscal year, the securities of each class to which the registration statement relates are held of record by less than three hundred persons. As of March 17, 2004, there were approximately 65 holders of record of our common stock and approximately 29 holders of record of our 9 1/2% senior subordinated notes due 2012. Thus, there can be no assurance that we will continue to file periodic reports with the Commission. In addition, we are not subject to the proxy rules in Section 14 of the Exchange Act, and stockholders holding our stock may not be subject to Section 13(d) or (g) of the Exchange Act or Section 16 of the Exchange Act which govern the reporting of beneficial ownership and certain transactions in our stock. Accordingly, we may not have accurate, current information regarding our shareholders and their ownership of our common stock.

ITEM 2.    PROPERTIES

We lease our offices and facilities. Our corporate headquarters currently consists of 31,223 square feet (of which we sublease 10,165 square feet) in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. It is leased to us for a seven-year period ending August 18, 2008 at a current base rate of $45,488 per month, plus operating costs (which have historically been approximately $2,500 per month). In addition to our corporate headquarters, we lease office facilities for approximately 500 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. Our office facilities vary in size from approximately 500 to 60,000 square feet. The total space leased for these offices is approximately 2.3 million square feet at an average price of $7.89 per square foot. All of such office space is leased pursuant to operating leases. We believe that our office and warehouse facilities are suitable and adequate for our planned needs.

ITEM 3.    LEGAL PROCEEDINGS

Due to the nature of our business, we are involved from time to time in lawsuits that arise in the ordinary course of our business. We do not believe that any lawsuit that we (or our predecessor) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our internal investigation regarding VA contracts discussed above under the caption “Risk Factors—In June 2002, we uncovered a pattern of falsified bulk sales of equipment to the Department of Veterans Affairs, as well as certain improperly recorded revenues from non-bulk VA service contracts,” and we have provided documents in response to such requests. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for our common stock. Our common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” by Pink Sheets LLC under the symbol “ROHI,” which can be found on their website at www.pinksheets.com. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code and has not been registered under Section 12 of the Exchange Act. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock. We have been informed by the transfer agent for our common stock that our common stock was distributed to the senior creditors of our predecessor on July 12, 2002. Prior to such distribution, we believe that our common stock may have traded on a “when-issued and distributed” basis.

The following table sets forth the high and low sale prices of our common stock as reported by the Pink Sheets LLC for the periods indicated after the distribution of our common stock to the senior creditors of our predecessor on July 12, 2002:

	High	Low
Fiscal 2002
Third Quarter (since July 12, 2002)	$21.00	$10.00
Fourth Quarter	$18.00	$13.00
Fiscal 2003
First Quarter	$17.80	$13.80
Second Quarter	$23.05	$12.00
Third Quarter	$25.75	$21.50
Fourth Quarter	$31.25	$20.50

The above quotations reported by Pink Sheets LLC reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

As of March 17, 2004, there were 25,042,029 shares of common stock outstanding and approximately 65 holders of record of common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal year ended December 31, 2003, and it is unlikely that we will pay any cash dividends on our common stock in the forseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facilities and the indenture governing our 9 1/2% senior subordinated notes due 2012.

Each share of our Series A Convertible Redeemable Preferred Stock has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Convertible Redeemable Preferred Stock. In the event the dividends are declared by our board of directors but not paid for six (6) consecutive periods, the holders of the Series A Convertible Redeemable Preferred Stock are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Convertible Redeemable Preferred Stock under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy shall commence at the next annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends shall cover the preceding two years.

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data for the year ended December 31, 2003 has been derived from our audited financial statements included in this report. The consolidated statement of operations data and consolidated balance sheet data for the three months ended March 31, 2002 for our predecessor and the nine months ended December 31, 2002 for us, as the successor company, have been derived from our audited financial statements included in this report. The consolidated statement of operations data for the year ended December 31, 2001 has been derived from the audited financial statements of our predecessor included in this report. The statement of operations data and balance sheet data for the years ended December 31, 1999 and 2000, and the consolidated balance sheet data as of December 31, 2001 have been derived from the audited financial statements of our predecessor not included in this report. Data have been presented for the three months ended March 31, 2002 and nine months ended December 31, 2002, rather than for the year ended on such date, because we had only nine months of operating results in fiscal year 2002 since our predecessor, Rotech Medical Corporation, emerged from bankruptcy on March 26, 2002. For all periods prior to April 1, 2002, the results of operations and other financial data set forth below refer to the business and operations of our predecessor which, upon emerging from bankruptcy, transferred substantially all of its assets to us in a restructuring transaction accounted for as of March 31, 2002. For all periods subsequent to March 31, 2002, the results of operations and other financial data refer to our business and operations, as the successor company to Rotech Medical Corporation.

	Predecessor Company Year Ended December 31,			Predecessor Company	Successor Company
				Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002(1)	Year Ended December 31, 2003
(dollars in thousands)	1999	2000	2001
Statement of Operations Data:
Net revenues	$586,809	$568,704 (2)	$614,487	$154,750	$463,025	$581,221
Costs and expenses
Cost of net revenues:
Product and supply costs	126,092	116,063	97,167	22,513	67,542	73,900
Patient service equipment depreciation	27,939	36,723	44,679	12,147	39,363	102,819

Total cost of net revenues	154,031	152,786	141,846	34,660	106,905	176,719
Provision for doubtful accounts	26,791	27,352 (2)	20,917	3,661	11,481	20,033
Selling, general and administrative	292,601	315,106	329,516	84,996	274,300	311,075
Depreciation and amortization(3)	27,169	50,614	60,736	2,839	8,572	16,828
Interest expense (income)	43	(46)	(322)	(17)	33,093	41,349
Provision for settlement of government claims(4)	15,000	2,176	2,516	—	—	—
Provision for inventory losses	23	211	2,141	264	—	—

Total costs and expenses	515,658	548,199	557,350	126,403	434,351	566,004

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	71,151	20,505	57,137	28,347	28,674	15,217
Reorganization items(5)	—	17,191	17,107	182,291	3,899	—

Earnings (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	71,151	3,314	40,030	(153,944)	24,775	15,217
Federal and state income taxes (benefit)	33,860	12,081	30,324	(203)	10,903	6,774

Earnings (loss) before extraordinary items and cumulative effect of a change in accounting principle	37,291	(8,767)	9,706	(153,741)	13,872	8,443
Cumulative effect of a change in accounting principle for mandatorily redeemable financial instruments	—	—	—	—	—	30
Extraordinary gain on debt discharge	—	—	—	20,441	—	—

Net earnings (loss)(3)	$37,291	$(8,767)	$9,706	$(133,300)	$13,872	$8,413

	Predecessor Company December 31,			Successor Company December 31,
(dollars in thousands)	1999	2000	2001	2002	2003
Balance Sheet Data:
Current assets	$182,780	$161,685	$174,630	$157,347	$131,303
Working capital	139,660	136,134	135,116	80,671	63,284
Total assets	1,283,650	1,238,643	1,228,696	1,091,206	993,283
Total debt, including current portion	8,256	—	—	478,513	368,000
Convertible redeemable preferred stock	—	—	—	5,346	6,101
Stockholders’ equity	687,157	678,390	688,096	508,526	517,598

				Predecessor Company	Successor Company
	Predecessor Company Year Ended December 31,			Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002	Year Ended December 31, 2003
(dollars in thousands)	1999	2000	2001
Selected Historical Financial Data:
EBITDA(6)	$126,302	$90,605	$145,123	$(118,534)	$105,803	$176,183
Capital expenditures	60,976	71,557	79,765	15,299	47,273	41,993
Cash flows provided by operating activities	123,722	161,637	116,127	33,338	100,061	142,448
Cash flows used in investing activities	(69,974)	(71,818)	(84,989)	(22,228)	(50,539)	(39,481)
Cash flows used in financing activities	(54,062)	(74,982)	(39,121)	(5,545)	(21,487)	(109,999)

(1)	We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Risk Factors—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor” and note 5 to the audited financial statements for the year ended December 31, 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the year ended December 31, 2003.

In connection with our adoption of fresh-start reporting, we have obtained valuations of the patient service equipment and have reconsidered the estimated useful lives for this equipment and our other fixed assets. The new basis of patient service equipment, furniture and office equipment, and vehicles at March 31, 2002 are being depreciated over their respective remaining useful lives. Purchases of such property and equipment since March 31, 2002 are being depreciated over five years for patient service equipment, three years for computer equipment and five years for vehicles; leasehold improvements and furniture and equipment are unchanged. Prior to March 31, 2002, all such assets were depreciated over an average life of seven years. The effect of this change in estimate for the nine months ended December 31, 2002 was to increase depreciation by $1,271.

During the second quarter ended June 30, 2003, management completed an assessment of the depreciation estimates made on April 1, 2002, related to long-lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we revised our estimate of useful lives for certain of these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific useful remaining life. As a result of that change in depreciation estimate, we recognized approximately $42.5 million in additional depreciation expense for the year ended December 31, 2003 which has been included as a component of cost of sales. This change in estimate resulted in a decrease to net income of approximately 23.8 million. Cost of net revenues as a percentage of net revenue was 30.4% for 2003 as compared to 22.9% for 2002.

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

(5)	During the years ended December 31, 2000 and 2001, the three months ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003, we recorded the following as reorganization items:

	Predecessor Company			Successor Company
	Years Ended December 31,		Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002	Year Ended December 31, 2003
(dollars in thousands)	2000	2001
Severance and terminations	$3,470	$753	$837	$—	$—
Legal, accounting and consulting fees	325	3,815	175	1,928	—
Loss on sale/leaseback of vehicles	—	—	4,686	169	—
Priority tax claim allowed	—	—	9,000	—	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	—	5,000	—	—
Administrative expense claims allowed	—	—	7,800	—	—
Fresh-start reporting adjustments	—	—	153,197	—	—
Loss on closure of discontinued branch operations and discontinued product lines, long-term incentive compensation and other charges resulting from reorganization and restructuring	13,396	12,539	1,596	1,802	—

	$17,191	$17,107	$182,291	$3,899	$—

For further information, see note 3 to the audited financial statements for the year ended December 31, 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the year ended December 31, 2003.

(6)	EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of net earnings to EBITDA for each period is presented below. EBITDA as defined herein reflects the effects of non-recurring items (including provision for settlement of government claims, provision for inventory losses, reorganization items and extraordinary items) in amounts of $15,023, $19,578, $21,764, $162,114, $3,899 and $30 for the years ended December 31, 1999, 2000, 2001, the three-months ended March 31, 2002, nine months ended December 31, 2002 and the year ended December 31, 2003, respectively.

Reconciliation of Net Earnings to EBITDA

	Predecessor Company				Successor Company
	Year Ended December 31,			Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002	Year Ended December 31, 2003
(dollars in thousands)	1999	2000	2001
Net earnings (loss)	$37,291	$(8,767)	$9,706	$(133,300)	$13,872	$8,413
Income taxes (benefit)	33,860	12,081	30,324	(203)	10,903	6,774
Interest expense (income)	43	(46)	(322)	(17)	33,093	41,349
Depreciation and amortization	55,108	87,337	105,415	14,986	47,935	119,647

EBITDA	$126,302	$90,605	$145,123	$(118,534)	$105,803	$176,183

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Forward-Looking Statements” and “Business—Risk Factors.” Our predecessor, Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and subsequently transferred substantially all of its assets to us in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used herein, unless otherwise specified or the context otherwise requires, references to “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services (83.9% of net revenues for the year-ended December 31, 2003), which include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment (14.8% of net revenues for the year-ended December 31, 2003), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

We have engaged in an ongoing series of activities to strengthen our organizational structure and reposition us for future growth. These actions have included selective reduction in headcount, renegotiation of certain vendor contracts, substantial reduction in the number of billing centers, discontinuation of certain product lines and branch locations, centralization of certain administrative functions (including billing and purchasing), development and implementation of an advanced information and billing system, and enhancement of regulatory compliance programs. We expect to continue to review our operations in order to improve operating efficiencies.

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our products. These changes include a freeze in payments for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. Beginning in 2005, payments for drugs delivered through nebulizer equipment will be based on 106% of average sales price, or ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the

ASP, further reducing payment levels for those drugs. In 2003, Medicare covered inhalation drugs accounted for approximately one fifth of our recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004. Such reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on our revenues and profitability

Critical Accounting Policies

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

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. Subsequent to our predecessor’s emergence from bankruptcy, at the end of each reporting period, we defer revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date.

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

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting.

Goodwill and intangible assets prior to March 26, 2002, represent the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations. Prior to January 1, 2002, such assets were amortized on a straight-line basis over an estimated life of approximately 20 years.

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting SFAS 142, goodwill and a substantial amount of our intangible assets are no longer amortized. Pursuant to SFAS 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment. We performed our annual impairment testing during the fourth quarter and concluded there was no impairment of goodwill or identifiable intangibles in 2003.

Property and Equipment

Prior to March 31, 2002, property and equipment were stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh-start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, five years for patient service equipment, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Effective April 1, 2003, we changed our estimated useful life on certain long-lived assets acquired from our predecessor, Rotech Medical Corporation. The estimated useful life of certain acquired rental property was changed from an aggregate of four years from the date acquired from our predecessor to a five-year useful life from the original acquisition date by our predecessor. The change increased depreciation expense in the twelve months ended December 31, 2003, by $42,500 and decreased net income by approximately 23.8 million, or $0.95 per basic share and $0.94 per diluted share. The change was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). For periods prior to March 31, 2002, under SFAS 109, the current and deferred tax expense has been allocated among the members of the IHS controlled corporate group, including our predecessor.

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

Fresh-Start Reporting

We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. Any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Business—Risk Factors—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor.”

Results of Operations

The following table shows our results of operations for the year ended December 31, 2001, the three months ended March 31, 2002, the nine months ended December 31, 2002, combined results for the predecessor company and us, as the successor company, for the year ended December 31, 2002 and our results of operations for the year ended December 31, 2003.

	Predecessor Company		Rotech Healthcare Inc. Nine months ended Dec. 31, 2002	Combined Year ended Dec. 31, 2002	Rotech Healthcare Inc. Year Ended December 31, 2003
(dollars in thousands)	Year ended December 31, 2001	Three months ended March 31, 2002
Statement of Operations Data:
Net revenues	$614,487	$154,750	$463,025	$617,775	$581,221
Costs and expenses:
Cost of net revenues:
Product and supply costs	97,167	22,513	67,542	90,055	73,900
Patient service equipment depreciation	44,679	12,147	39,363	51,510	102,819

Total cost of net revenues	141,846	34,660	106,905	141,565	176,719
Provision for doubtful accounts	20,917	3,661	11,481	15,142	20,033
Selling, general and administrative	329,516	84,996	274,300	359,296	311,075
Depreciation and amortization	60,736	2,839	8,572	11,411	16,828
Interest (income) expense	(322)	(17)	33,093	33,076	41,349
Provision for settlement of government claims	2,516	—	—	—	—
Provision for inventory losses	2,141	264	—	264	—

Total costs and expenses	557,350	126,403	434,351	560,754	566,004

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	57,137	28,347	28,674	57,021	15,217
Reorganization items	17,107	182,291	3,899	186,190	—

Earnings (loss) before income taxes and extraordinary items and cumulative effect of a change in accounting principle	40,030	(153,944)	24,775	(129,169)	15,217
Federal and state income taxes (benefit)	30,324	(203)	10,903	10,700	6,774

Earnings (loss) before extraordinary items and cumulative effect of a change in accounting principle	9,706	(153,741)	13,872	(139,869)	8,443
Cumulative effect of a change in accounting principle for mandatorily redeemable financial instruments	—	—	—	—	30
Extraordinary gain on debt discharge	—	20,441	—	20,441	—

Net earnings (loss)	$9,706	$(133,300)	$13,872	$(119,428)	$8,413

The following table shows our results of operations as a percentage of net revenues for the years ended December 31, 2001, 2002 and 2003.

	Years Ended
	Predecessor Company	Combined	Rotech Healthcare Inc.
	December 31, 2001	December 31, 2002	December 31, 2003
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	23.1%	22.9%	30.4%
Provision for doubtful accounts	3.4%	2.5%	3.5%
Selling, general and administrative	53.6%	58.2%	53.5%
Depreciation and amortization	9.9%	1.8%	2.9%
Interest (income) expense	(0.1)%	5.4%	7.1%
Provision for settlement of government claims	0.4%	0.0%	0.0%
Provision for inventory losses	0.3%	0.0%	0.0%

Total costs and expenses	90.6%	90.8%	97.4%

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	9.4%	9.2%	2.6%
Reorganization items	2.8%	30.1%	0.0%

Earnings (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	6.6%	(20.9)%	2.6%
Federal and state income taxes	4.9%	1.7%	1.2%

Earnings (loss) before extraordinary items and cumulative effect of a change in accounting principle	1.7%	(22.6)%	1.4%
Cumulative effect of a change in accounting principle for mandatorily redeemable financial instruments	0.0%	0.0%	0.0%
Extraordinary gain on debt discharge	0.0%	3.3%	0.0%

Net earnings (loss)	1.7%	(19.3)%	1.4%
EBITDA(1)	23.6%	(2.1)%	30.3%

(1)	See “Selected Historical Consolidated Financial Data,” item (6) on page 32 for a detailed definition of EBITDA and a reconciliation of net earnings to EBITDA. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Year ended December 31, 2003 as compared to year ended December 31, 2002

Total net revenues for the year ended December 31, 2003 decreased $36.6 million, or 5.9%, to $581.2 million, from the comparable period in 2002. The decrease was attributable to flat revenues in our respiratory therapy equipment and services products and a 25.0% decrease in our durable medical equipment revenues. The decrease in durable medical equipment revenues was due to our efforts to focus on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. In addition, we have continued to exit certain contracts that we believed were not profitable.

Cost of net revenues for the year ended December 31, 2003 increased $35.2 million, or 24.8%, to $176.7 million, from the comparable period in 2002. The increase in cost of net revenues is attributable to the increase in patient service equipment depreciation of $51.3 million offset by a decrease in product and supply costs of $16.2 million. The change in revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services accounted for the decrease in product and supply costs. During the second quarter ended June 30, 2003, management completed an assessment of the depreciation estimates made on April 1, 2002 related to long-lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we revised our depreciation policy for these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138.0 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific useful remaining life. As a result of that change in depreciation estimate, we recognized approximately $42.5 million in additional depreciation expense for the year ended December 31, 2003 which has been included as a component of cost of sales. This change in depreciation expense reduced net income by approximately 23.8 million. Cost of net revenues as a percentage of net revenue was 30.4% for 2003 as compared to 22.9% for 2002.

The provision for doubtful accounts for the year ended December 31, 2003 increased by $4.9 million or 32.3% from the comparable period in 2002. The provision for doubtful accounts expense as a percentage of net revenue increased to 3.5% for the year ended December 31, 2003 as compared to 2.5% for 2002. The increase in this expense is primarily attributed to our consolidation of billing centers, change in our collection policies and procedures and the exit from certain contracts.

Selling, general and administrative expenses for the year ended December 31, 2003 decreased by $48.2 million or 13.4% to $311.1 million, from the comparable period in 2002. The primary factor in the decrease of selling, general and administrative is attributable to the reduction of employees from 5,200 to 4,400 during 2003. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.5% for the year ended December 31, 2003 from 58.2% for the year ended December 31, 2002.

Depreciation and amortization for the year ended December 31, 2003 increased $5.4 million or 47.5% to $16.8 million, from the comparable period in 2002. The primary reason for the increase was due to shorter lease terms which increased amortization of leasehold improvements.

Interest expense for the year ended December 31, 2003 increased $8.3 million from the comparable period in 2002. The increase is attributable to interest costs incurred in connection with our $200 million senior secured term loan which we entered into on March 26, 2002 and our $300 million 9 1/2% senior subordinated notes due 2012 which were issued on March 26, 2002. Included in interest expense is amortization of deferred debt issue costs which increased $2.9 million due primarily to accelerated prepayments made on our senior secured term loan.

We incurred $186.2 million of reorganization expenses for the year ended December 31, 2002 consisting primarily of: (a) “fresh-start” reporting adjustments of $153.2 million; (b) priority tax claims allowed of $9.0 million; (c) administrative expense claims allowed of $7.8 million; (d) contribution of convertible redeemable preferred stock to our employee profit sharing plan of $5.0 million; (e) loss on sale/leaseback of vehicles of $4.9 million; (f) loss on closure of discontinued branch operations and discontinued product lines, long term incentive compensation and other charges resulting from reorganization and restructuring of $3.4 million; (g) legal, accounting and consulting fees of $2.1 million; and (h) severance and termination payments in the amount of approximately $0.8 million. There were no such expenses for the year ended December 31, 2003.

Federal and state income taxes for the year ended December 31, 2003 decreased $3.9 million to $6.8 million, from the comparable period in 2002. The decrease in federal and state income taxes was due to lower earnings before income taxes in the year ended December 31, 2003.

For the year ended December 31, 2003, we generated net earnings of $8.4 million as compared to a net loss of $119.4 million for 2002. The large loss in the year ended December 31, 2002 resulted primarily from the $186.2 million of reorganization expenses incurred in 2002, the majority of which related to the “fresh-start” reporting adjustments recorded by our predecessor.

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

Selling, general and administrative expenses for the year ended December 31, 2002 increased by $29.8 million or 9.0% to $359.3 million, from the comparable period in 2001. The large increase in selling, general, and administrative expenses resulted from the following: (a) $5.0 million of special investigation costs related to a comprehensive internal investigation by special counsel and government contracting specialists as well as an estimate of the severance related costs resulting from changes in senior management; (b) $6.8 million of search fees, relocation costs and location closure and consolidation expenses (including severance costs); (c) a $10.1 million increase in salaries and benefits for company personnel; (d) a $3.7 million increase in insurance expense; and (e) $3.1 million increase in legal, consulting and other services. Selling, general and administrative expenses as a percentage of net revenues increased to 58.2% for the year ended December 31, 2002 from 53.6% for the year ended December 31, 2001.

Depreciation and amortization for the year ended December 31, 2002 decreased $49.3 million or 81.2% to $11.4 million, from the comparable period in 2001. The decrease was primarily due to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly for the year ended December 31, 2002, there was no amortization expense of goodwill or intangible assets with indefinite lives. For the year ended December 31, 2002, amortization expense for the identifiable intangible assets subject to amortization was $1.0 million. Had SFAS No. 142 been in effect for the year ended December 31, 2001, amortization of goodwill would have been reduced by $47.8 million and net earnings for such period would have increased by $42.2 million.

Interest expense for the year ended December 31, 2002 increased $33.4 million from the comparable period in 2001. The increase is attributable to interest costs incurred on the $200 million senior secured term loan and the $300 million 9 1/2% senior subordinated notes due 2012 that relate to our predecessor’s emergence from bankruptcy.

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

Federal and state income taxes for the year ended December 31, 2002 decreased $19.6 million to $10.7 million, from the comparable period in 2001. The decrease in federal and state income taxes was due to lower earnings before income taxes in the year ended December 31, 2002, and an unusually high effective tax rate of 76% for the year ended December 31, 2001. This high effective tax rate resulted from the non-deductible amortization of goodwill.

For the year ended December 31, 2002, we incurred a net loss of $119.4 million as compared to net earnings of $9.7 million for 2001. The large loss in the year ended December 31, 2002 resulted from the $186.2 million of reorganization expenses incurred in 2002, the majority of which related to the “fresh-start” reporting adjustments recorded by our predecessor.

Liquidity and Capital Resources

Net cash provided by operating activities and reorganization items was $142.4 million for the year ended December 31, 2003 and was $122.8 million for the year ended December 31, 2002. Cash flows in both years were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $17.6 million from $116.4 million at December 31, 2002 to $98.8 million at December 31, 2003. Accounts receivable decreased as a result of an increase in cash collections for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 52 days at December 31, 2003 compared to 56 days at December 31, 2002.

Included in accounts receivable are earned but unbilled receivables of $14.8 million at December 31, 2003 and $18.4 million at December 31, 2002. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Capital expenditures totaled $42.0 million for the year ended December 31, 2003 and $62.6 million for the year ended December 31, 2002. The decrease in 2003 is attributed primarily to improved utilization of inventory and the limited growth in new rental units during 2003.

Cash flows from financing activities primarily relate to debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility that for general corporate purposes including working capital, capital expenditures and acquisitions. The interest rates per annum applicable to the senior secured revolving credit facility is LIBOR or, at our option, the alternate base rate, which is the higher of (a) the rate of interest publicly announced by UBS AG as its prime rate in effect at its Stamford Branch, and (b) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin. The applicable margin with respect to the revolving credit facility, is determined in accordance with a performance grid based on our consolidated leverage ratio and ranges from 3.25% to 2.25% in the case of Eurodollar rate advances and from 2.25% to 1.25% in the case of alternate base rate advances.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to Rotech Medical Corporation’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of either the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance.

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. For example, our capital expenditures are limited to $80.0 million, $85.0 million and $90.0 million for 2002, 2003 and 2004, respectively and our acquisition expenditures are limited to $25.0 million,

$35.0 million and $40.0 million for 2002, 2003 and 2004, respectively. Our actual capital expenditures in 2002 and 2003 were approximately $62.6 million and $42.0 million, respectively. Our actual acquisition expenditures in 2002 and 2003 were approximately $2.9 million and $10.0 million, respectively.

On October 1, 2003, we drew down $5 million of our revolving credit facility and repaid such amount in full on October 17, 2003. At December 31, 2003, we had not drawn down on the revolving credit facility, although standby letters of credit totaling $10.0 million have been issued under this credit facility. Please see the section captioned “Business—Senior Secured Credit Facilities” for a detailed discussion of our senior secured credit facilities.

During 2003, we made regularly scheduled amortization payments of $1.5 million and voluntary prepayments of principal of $109 million on the $200 million term loan. As of December 31, 2003, $68.0 million remained outstanding on the term loan.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. For the year ended December 31, 2002, our capital expenditures were $62.6 million, representing 10.1% of our net revenues. For the year ended December 31, 2003, our capital expenditures were $42.0 million, representing 7.2% of our net revenues. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2004. We believe that the cash generated from our operations, together with amounts available under the $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Selected Quarterly Financial Data (unaudited)

The following tables present our unaudited quarterly results of operations for 2002 and 2003. You should read the following tables in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Predecessor Company Three Months Ended	Successor Company Three Months Ended
(dollars in thousands)	March 31, 2002	June 30, 2002	Septeber 30, 2002	December 31, 2002
Net revenues	$154,750	$154,993	$153,140	$154,892
(Loss) income before extraordinary items	(153,741)	7,375	4,433	2,064
Extraordinary gain (loss) from debt discharge and the cumulative effect of a change in accounting principle	20,441	—	—	—
Net (loss) earnings	(133,300)	7,375	4,433	2,064
Basic net income (loss) per share	—	0.29	0.17	0.08
Diluted net income (loss) per share	—	0.29	0.17	0.08

Subsequent to the issuance of our unaudited condensed consolidated financial statements as of and for each of the quarterly periods in 2003, we determined that the amortization related to approximately $3.5 million of deferred financing costs associated with our $200 million senior secured term loan had not appropriately reflected the effects which our accelerated prepayments would have had on the computation of amortization for these deferred financing costs during 2003. As a result, interest expense has been restated from the amounts previously reported to account for an increase in the amortization of the deferred financing costs in accordance with the effective interest method to take into account the accelerated prepayments. The effect of this restatement was to increase the amount of amortization expense recognized in interest expense by approximately $2.3 million during 2003. The results for the three months ended March 31, 2003 include an additional expense of approximately $234,000, net of income taxes, for the effect of the difference in amortization of deferred financing costs that would have been recognized in fiscal 2002 as the amounts are not considered material to require restatement of such prior year results.

The consolidated financial statements for the year ended December 31, 2003 included in this report give effect to the quarterly restatements discussed above. A summary of the unaudited quarterly financial statements (as previously reported and as restated) is as follows:

	Successor Company Three Months Ended
(dollars in thousands)	March 31, 2003 as Previously Reported	March 31, 2003 as Restated	June 30, 2003 as Previously Reported	June 30, 2003 as Restated	September 30, 2003 as Previously Reported	September 30, 2003 as Restated	December 31, 2003 as Previously Reported(3)	December 31, 2003 as Restated
Summary Statement of Operations Information
Net revenues	$152,577	$152,577	$145,707	$145,707	$142,353	$142,353	$140,584	$140,584
Interest expense	10,229	10,806	9,464	9,824	9,786	10,623	9,650	10,096
Federal and state income taxes	4,198	3,967	(5,024)	(5,168)	2,341	1,958	6,195	6,017
Earnings (loss) before cumulative effect of a change in accounting principle	5,343	4,997	(6,463)	(6,679)	2,872	2,329	8,063	7,796
Cumulative effect of a change in accounting principle	—	—	—	—	30	30	—	—
Net earnings (loss)	5,343	4,997	(6,463)	(6,679)	2,842	2,299	8,063	7,796
Net earnings per common share—basic	0.21	0.20	(0.26)	(0.27)	0.11	0.09	0.32	0.31
Net earnings per common share—diluted	0.21	0.20	(0.26)	(0.27)	0.11	0.09	0.32	0.31
Summary Balance Sheet Information
Deferred tax asset (1)	4,775	5,006	4,775	5,150	4,775	5,511
Other assets	19,004	18,427	16,818	15,882	16,064	14,223	16,228	13,941
Other current assets (2)							18,666	19,580
Retained earnings	18,758	18,412	12,182	11,620	15,025	13,920	23,087	21,714

(1)	Included as a component of other current assets for the three months ended December 31, 2003.
(2)	Includes deferred tax asset for the three months ended December 31, 2003 which was disclosed as a separate asset for prior quarters.
(3)	The financial information for the three months ended December 31, 2003 was previously reported in a press release dated February 25, 2004, which was furnished to the Commission on a Form 8-K.

Contractual Obligations

As of December 31, 2003, our future contractual cash obligations are as follows:

Contractual Obligations (1)	Payments due by period (in thousands)
	Total	2004	2005 – 2006	2007 – 2008	2009 and thereafter
Obligations Related to our Senior Secured Notes and Senior Secured Term Loan (2)	$368,000	$692	$1,384	$65,924	$300,000
Operating Lease Obligations (3)	48,307	19,467	23,722	4,328	790
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP (4)	14,453	1,158	2,316	2,316	8,663
Total	$430,760	$21,317	$27,422	$72,568	$309,453

(1)	We do not have any purchase obligations other than standard purchase orders in the ordinary course of business. We do not have any capital lease obligations.

(2)	Our debt is comprised of our $300 million of 9 1/2% senior secured notes due 2012 and our senior secured term loan. See note 11 to the audited financial statements for the year ended December 31, 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the year ended December 31, 2003 for a discussion of our long-term debt.

(3)	Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See note 12 to the audited financial statements for the year ended December 31, 2001, the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the year ended December 31, 2003 for further discussion of our lease commitments.

(4)	Our other long-term liabilities reflected on our balance sheet primarily relate to the priority tax claim and our Series A Convertible Redeemable Preferred Stock.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which such liabilities are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces many of the Accounting and Reporting provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, we adopted SFAS No. 144 which did not result in a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) was issued by the FASB. This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to required prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending December 15, 2002. We have implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements. We will change to the fair value based method of accounting for stock-based employee compensation if and when required.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted SFAS No. 150 and therefore have classified and accounted for our Series A Convertible Redeemable Preferred Stock as a liability on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN No. 46 (FIN No. 46-r) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. We are not the primary beneficiary of any variable interest entity created after January 31, 2003 nor do we have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-r are effective as of March 31, 2004. The adoption of FIN No. 46-r will not have a material impact on our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrently with our predecessor’s emergence from bankruptcy and the transfer to us of its business and operations, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, in consideration for the transfer of the assets of our predecessor to us, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to Rotech Medical Corporation to fund a portion of the cash distributions made by Rotech Medical Corporation in connection with its plan of reorganization. On October 1, 2003, we drew down $5 million of our revolving credit facility and repaid such amount in full on October 17, 2003. As of March 29, 2004, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $10.0 million have been issued under this credit facility. For the year ended December 31, 2003, we incurred $41.3 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $68.0 million is outstanding as of December 31, 2003), we would incur approximately $0.7 million in additional interest expense for the period January 1, 2004 through December 31, 2004.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

We evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing internal controls to address issues identified through these evaluations, including the implementation of a multi-tiered reporting structure pursuant to which our regional managers are required to report material events to our division managers who are, in turn, required to report such events to senior management at our corporate headquarters. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We have made no changes during the fourth quarter of fiscal year 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	55	President, Chief Executive Officer and Director
Michael R. Dobbs	54	Chief Operating Officer
Janet L. Ziomek	47	Chief Financial Officer and Treasurer
William Wallace Abbott	72	Chairman of the Board
Guy P. Sansone	39	Director
Edward L. Kuntz	59	Director
William J. Mercer	55	Director
Arthur J. Reimers	49	Director
Arthur Siegel	66	Director

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

William Wallace Abbott, the Chairman of our board of directors, joined us in March 2002. Mr. Abbott also served as our co-Chief Executive Officer on an interim basis from August 2002 to December 2002. Since 1995, Mr. Abbott has been self-employed as a business consultant. From 1989 to 1995, Mr. Abbott was a Senior Advisor to the United Nations on matters relating to the private sector. Prior to that, Mr. Abbott worked for Procter & Gamble for approximately 35 years in various capacities and rose to the position of Senior Vice President in 1976. Mr. Abbott is a director of Horace Mann Educators Corporation and serves as a member of the Advisory Board of Acorn Products, Inc. and Henkel Consumer Adhesives, Inc. Mr. Abbott has a Masters of Business Administration from Harvard University, and a Bachelor of Science from Davidson College.

Guy P. Sansone has been a director of our company since March 2002. Since March 2003, Mr. Sansone has served as Chief Financial Officer of Healthsouth Corp., a national provider of outpatient surgery, diagnostic imaging and rehabilitative healthcare services. Mr. Sansone served as our President and co-Chief Executive Officer on an interim basis from August 2002 to December 2002. Since July 2000, Mr. Sansone has served as a Senior Vice President of IHS. In this capacity he was primarily responsible for overseeing all restructuring activities of Rotech Medical Corporation and the sale of IHS’ ancillary businesses. Mr. Sansone joined the turnaround and crisis management firm of Alvarez & Marsal, Inc. in February 1999 and currently serves as a

Managing Director of the firm. From 1999 to 2000, Mr. Sansone served as the Chief Financial Officer of Telegroup, Inc., a multinational telecommunications provider, where he was responsible for all financial aspects of the company’s operations as well as all financial restructuring activities associated with its Chapter 11 proceeding, reorganization and sale. From 1997 to 1998, Mr. Sansone was Chief Financial Officer of High View Capital Corp. From 1994 to 1997, Mr. Sansone worked for Wexford Management LLC where he focused on distressed companies, private equity investments and high yield and special situation investment management. During this period he also served as vice president and controller in the post-bankruptcy reorganization of Integrated Resources. From 1989 to 1994, Mr. Sansone served as an accounting and auditing manager with Deloitte & Touche. Mr. Sansone has a Bachelor of Science from the State University of New York, Albany.

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

William J. Mercer has been a director of our company since March 2002. Mr. Mercer is the Founder and Managing Member of Avocet Ventures, LLC, a private equity investment firm. Prior to his current position, Mr. Mercer served as Managing Partner of Aberdeen Strategic Capital, LP, a private equity firm. From 1996 through 1999, Mr. Mercer was the President and Chief Executive Officer, and director, of ALARIS Medical, Inc., a leading manufacturer of advanced medical instruments and devices. From 1995 through 1996, Mr. Mercer was the President and Chief Executive Officer of IVAC Medical Systems, Inc., an infusion therapy and patient monitoring company. Prior to that, Mr. Mercer spent over 17 years, primarily in medical imaging, with Mallinckrodt, Inc., a global health care company. Mr. Mercer serves on the boards of Invitrogen Corporation, a molecular biology and cell culture company, Intuitive Surgical, Inc., a manufacturer of operative robotic instruments and related devices, and R2 Technology, Inc., a computer aided detection medical imaging software company. Mr. Mercer received his B.S. in Zoology from North Carolina State University and a certificate from the Advanced Management Program of Harvard Business School.

Arthur J. Reimers has been a director of our company since March 2002. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.’s initial public offering in 1998, he became a Managing Director and served in that capacity until his resignation in 2001. From 1996 through 1999, Mr. Reimers served as a co-head of Goldman, Sachs & Co.’s Healthcare Group, Investment Banking Division. Mr. Reimers serves on the board of directors of NeighborCare, Inc., a provider of pharmacy services to the long term care marketplace. Mr. Reimers has a Bachelor of Science from Miami University and a Masters of Business Administration from Harvard University.

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

Board of Directors

Our board of directors currently consists of the following seven individuals, five of whom were originally selected by Rotech Medical Corporation’s senior creditors to serve as directors of our company: Philip L. Carter, William Wallace Abbott, Guy P. Sansone, Edward L. Kuntz, William J. Mercer, Arthur J. Reimers and Arthur Siegel. Each of our directors will hold office until the next annual meeting of stockholders and until the director’s successor is elected and qualified, or until the director’s earlier death, resignation or removal. Our certificate of incorporation provides that directors may only be removed for cause.

Board Committees

We have an audit committee, a compensation committee and a nominating and corporate governance committee.

The audit committee of the board of directors will, among other things, review, act on and report to the board of directors with respect to various auditing and accounting matters, including the retention and, if necessary, the termination of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. Currently, Messrs. Siegel, Reimers and Mercer are the members of our audit committee. Mr. Siegel acts as the Chairman of our audit committee. Our board of directors has determined that, based upon Mr. Siegel’s experience in the fields of accounting and auditing services, he qualifies as an “audit committee financial expert” as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. Our board of directors believes that Mr. Siegel is “independent”, as that term is defined by the New York Stock Exchange listing standards and applicable SEC rules.

The compensation committee of the board of directors, which is comprised of Messrs. Kuntz, Mercer and Abbott, will recommend, review and oversee the salaries, benefits, and stock option plans for our employees, consultants, directors and other individuals compensated by us. Mr. Kuntz serves as chairman of our compensation committee.

The nominating and corporate governance committee of the board of directors, which is comprised of Messrs. Abbott, Sansone and Kuntz, will, among other things, identify and recommend individuals to the board for nomination as members of the board and its committees, develop and recommend to the board, and review on an ongoing basis, a set of corporate governance principles and oversee the evaluation of the board and management. Mr. Abbott serves as chairman of our nominating and corporate governance committee.

Code of Ethics

We have adopted a code of ethics that applies to the members of our board of directors, principal executive officer, principal financial officer and other persons performing similar functions. We have also issued a Policy Statement on Business Ethics and Conflicts of Interests which is applicable to all employees. Copies of our code of ethics and Policy Statement on Business Ethics and Conflicts of Interests are available, without charge, upon written request directed to the Chief Legal Officer, Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida, 32804.

ITEM 11.    EXECUTIVE COMPENSATION

The compensation of Philip L. Carter, our President and Chief Executive Officer, and the other executive officers serving at December 31, 2003 is discussed in the following table.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2001, 2002 and 2003 the compensation paid to our Chief Executive Officer and the other executive officers of our company, referred to herein as the named executive officers.

Name and Principal Position	Fiscal Year	Annual Compensation								Incentive Compensation ($)	Long Term Compensation
		Salary ($)		Bonus ($)			Other Annual Compensation ($)				Securities Underlying Options Awarded (#)	All Other Compensation ($)
Philip L. Carter President and Chief Executive Officer (1)	2003 2002 2001		$716,346 — —	$	— — —	(2)		$175,284 — —	(4)	— — —	— 750,000 —	— — —

Michael R. Dobbs Chief Operating Officer (1)	2003 2002 2001		$369,231 — —		$180,000 — —	(2)		$85,862 — —	(5)	— — —	400,000 — —	— — —

Janet L. Ziomek Chief Financial Officer	2003 2002 2001	$ $ $	275,000 264,615 225,000	$ $ $	41,250 200,000 110,000	(3)	$ $ $	9,177 131,167 253,179	(6) (6) (6)	— — —	— 110,000 —	— — —

(1)	Philip L. Carter became President and Chief Executive Officer of our company in December 2002 and Michael R. Dobbs became Chief Operating Officer of our company in January 2003. Although Mr. Carter’s employment with us commenced in 2002, his compensation did not begin until 2003. Mr. Dobbs did not receive any compensation as an officer of our company during 2002 and 2001. We have entered into an employment agreements with Mr. Carter and Mr. Dobbs, as described below under the section captioned “—Executive officer agreements”.

(2)	Does not include bonus amounts earned in 2003 and paid in 2004. A signing bonus in the amount of $180,000 was paid to Mr. Dobbs in 2003.

(3)	Represents a bonus earned in 2002 and paid in 2003. Does not include bonus amounts earned in 2003 and paid in 2004.

(4)	Represents relocation and related expenses in the amount of $175,284.

(5)	Represents relocation and related expenses in the amount of $83,762 and car allowance in the amount $2,100.

(6)	Represents car allowance in the amount of $8,677 and $500 related to 401(k) contributions in 2003. Represents a retention bonus of $243,333 in 2001 and $121,667 in 2002, and payments related to 401(k) contributions and automobile allowance.

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to the named executive officers during fiscal 2003. All of the options were granted under our stock option plan described below under the caption “Security Ownership of Certain Beneficial Owners and Management—Stock option plan.”

Option Grants in Fiscal 2003

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year (%)(1)	Expiration Date	Exercise Price ($)	Grant Date Value ($)
Philip L. Carter	—	—	—	—	—
Michael R. Dobbs (2)	400,000	25%	4/7/13	$17.00	$577,604
Janet L. Ziomek	—	—	—	—	—

(1)	Based on a total of 1,597,500 shares subject to options granted during 2003. The percent of total options granted to employees during the 2003 fiscal year does not include options granted to employees that have expired due to such employee’s resignation or termination during 2003.

(2)	Mr. Dobbs was granted options to purchase 400,000 shares of common stock by our board of directors on April 7, 2003. The stock options vest over a period of four years in sixteen equal quarterly installments with vesting deemed to have commenced on January 13, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table contains information concerning option exercises in fiscal 2003 and fiscal 2003 year-end values of all options granted to the named executive officers during fiscal 2003.

Fiscal Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End (#)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Philip L. Carter	—	—	187,500	562,500	$1,125,000	$3,375,000
Michael R. Dobbs	—	—	75,000	325,000	450,000	1,950,000
Janet L. Ziomek	—	—	41,250	68,750	123,750	206,250

(1)	Based upon the closing sales price of our common stock of $23.00 per share, as reported by the Pink Sheets LLC at www.pinksheets.com on December 31, 2003.

Director Compensation

Except for directors who are also our executive employees, each member of our board of directors will receive an annual retainer of $20,000, an attendance fee of $2,000 per board meeting and a participation fee of $1,000 per telephonic board meeting. The current directors (excluding our Chairman) received a one-time grant of options to acquire 15,000 shares of our common stock in 2002 and a grant of options to acquire 8,000 additional shares of our common stock in 2003. These options vest 50% on the first two six-month anniversaries of the date of grant. Mr. Abbott, our Chairman of the board, received an annual retainer of $100,000 in 2003. Mr. Abbott was also granted options to acquire an aggregate of 125,000 shares of our common stock, of which 100,000 of such options were granted in 2002 and vest 25% on each of the first four six-month anniversaries of the date of grant and 25,000 of such options were granted in 2003 and vest 50% on the first two six-month anniversaries of the date of grant. In addition, the chairman of our audit committee receives an annual fee of $10,000 and each member of the audit committee receives an attendance fee of $2,000 per audit committee meeting. Additionally, any director who serves as chairman of any other board committee will receive an annual fee of $5,000 and members of such other committees will receive an attendance fee of $1,000 per committee meeting.

Executive Officer Agreements

Philip L. Carter

On November 1, 2002, we entered into an employment agreement with Philip L. Carter, pursuant to which Mr. Carter serves as our President and Chief Executive Officer. Mr. Carter’s employment with us commenced on December 9, 2002 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Under the terms of the agreement, Mr. Carter’s base salary was set at $700,000 which is reviewed at least annually by the board of directors or compensation committee. Mr. Carter is also eligible for a discretionary bonus with a target amount of up to 100% of his base salary based upon certain goals and criteria established by our board of directors and/or compensation committee. Under certain circumstances, Mr. Carter’s bonus may exceed 100% of his base salary. In addition, Mr. Carter was issued stock options to purchase 750,000 shares of common stock. The stock options will vest over a four-year period. On the first anniversary of the effective date of Mr. Carter’s employment agreement, the board in its reasonable discretion had the ability to cancel 150,000 of these options based upon performance. The board did not cancel such options.

In addition, in connection with his relocation to Orlando, Florida, Mr. Carter was reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by us). Mr. Carter is entitled to participate in our life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

Mr. Carter’s employment may be terminated by us for cause (as defined in the employment agreement) upon written notice. Either Mr. Carter or us may terminate the employment agreement for no fault at any time, for any reason, by providing no less than 30 days written notice to the other party. If Mr. Carter’s employment is terminated for any reason, we will pay him: (a) any accrued and unused vacation time; (b) any earned and unpaid base salary; (c) any accrued and unpaid bonus earned or awarded; (d) except in the case of termination of his employment by us for cause or voluntary termination by Mr. Carter without good reason (each as defined in the employment agreement), an amount equal to a pro rata portion of his current year’s bonus; and (e) unreimbursed business expenses in accordance with our reimbursement policy.

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

On March 19, 2004, Mr. Carter’s employment agreement was amended to provide for certain payments to be made to Mr. Carter in the event that he should incur liability for certain taxes as a result of the payment of benefits to Mr. Carter following a change of control of the company.

Michael R. Dobbs

On April 4, 2003, we entered into an employment agreement with Michael R. Dobbs, pursuant to which Mr. Dobbs serves as our Chief Operating Officer. Mr. Dobbs’ employment with us commenced on January 13, 2003 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Under the terms of the agreement, Mr. Dobbs’ base salary was set at $400,000 which is reviewed at least annually by the board of directors or compensation committee. Mr. Dobbs is also eligible for a discretionary bonus with a target amount of up to 100% of his base salary based upon certain goals and criteria established by our board of directors and/or compensation committee. Under certain circumstances, Mr. Dobbs’ bonus may exceed 100% of his base salary. In addition, Mr. Dobbs was issued stock options to purchase 400,000 shares of common stock. The stock options will vest over a four-year period. On April 4, 2004, our board of directors in its reasonable discretion had the ability to cancel 75,000 of these options based upon performance. The board did not cancel such options.

In addition, in connection with his relocation to Orlando, Florida, Mr. Dobbs was reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by us). Mr. Dobbs is entitled to participate in our life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

Mr. Dobbs’ employment may be terminated by us for cause (as defined in the employment agreement) upon written notice. Either Mr. Dobbs or us may terminate the employment agreement for no fault at any time, for any reason, by providing no less than 30 days written notice to the other party. If Mr. Dobbs’ employment is terminated for any reason, we will pay him: (a) any accrued and unused vacation time; (b) any earned and unpaid base salary; (c) any accrued and unpaid bonus earned or awarded; (d) except in the case of termination of his employment by us for cause or voluntary termination by Mr. Dobbs without good reason (each as defined in the employment agreement), an amount equal to a pro rata portion of his current year’s bonus; and (e) unreimbursed business expenses in accordance with our reimbursement policy.

If Mr. Dobbs’ employment is terminated by us without cause or by Mr. Dobbs with good reason, in addition to the payments set forth in the above paragraph, we will: (a) pay him two times the sum of his then base salary plus the full amount of his bonus for the year in which the termination occurs; (b) continue to provide benefits for a period of 24 months; and (c) pay the cost of up to 12 months of executive-level outplacement services. In the event of the automatic termination of Mr. Dobbs’ employment due to a change of control of our company, as defined in the employment agreement, Mr. Dobbs will be entitled to the separation benefit as set forth in (a), (b) and (c) in the prior sentence and all of the options issued to Mr. Dobbs will immediately become fully vested and exercisable. Pursuant to the terms of his employment agreement, Mr. Dobbs’ receipt of such separation benefit is in lieu of any severance, salary or income continuation plan or similar program that we now or hereafter offer and is conditioned upon Mr. Dobbs executing and delivering to us a general release of claims.

Throughout Mr. Dobbs’ employment with us and thereafter, Mr. Dobbs has agreed to keep confidential all of our non-public information, matters and materials and adhere to all of our policies with regard to our confidential information. Mr. Dobbs has also agreed not to, directly or indirectly, during the period of his employment and for 18 months following the termination of his employment, solicit any of our employees to join another company that competes with us in any way. In addition, Mr. Dobbs has agreed not to, directly or indirectly, during the period of his employment and for two years following the termination of his employment, compete with us or solicit any of our customers.

On March 19, 2004, Mr. Dobbs’ employment agreement was amended to provide for certain payments to be made to Mr. Dobbs in the event that he should incur liability for certain taxes as a result of the payment of benefits to Mr. Dobbs following a change of control of the company.

Janet L. Ziomek

On October 30, 2002, we entered into a letter agreement with our Chief Financial Officer, Janet L. Ziomek, pursuant to which, under certain circumstances, Ms. Ziomek will have the right to receive certain benefits upon termination of her employment with us. On March 5, 2004, we entered into amended agreement with Ms. Ziomek which superceded the October 30, 2002 letter agreement. Under the terms of the amended agreement, Ms. Ziomek has agreed to tender her resignation of employment with us on the earlier of December 31, 2004 or five business days following her receipt of written notice from us. Following Ms. Ziomek’s date of resignation, we will: (a) pay Ms. Ziomek, any base salary earned but not yet paid as of the date of resignation and reimburse her for all reimbursable expenses; (b) pay her in a lump sum no later than eight (8) days after we have received an executed general release from Ms. Ziomek (as described below), an amount equal to the sum of (i) 150% of her annual base salary (measured as of the time of her resignation of employment and without mitigation due to any remuneration or other compensation earned by her following such termination of employment), and (ii) an amount equal to the bonus paid to her for performance in 2001 (excluding bankruptcy retention related bonuses); and (c) continue her medical coverage under our group health plan for a period of 18 months from the date of the termination. Ms. Ziomek’s entitlement to the severance pay and other termination benefits are conditioned upon her providing a general release of claims in favor of us and material compliance with the covenants included in the letter agreement. In the event we terminate Ms. Ziomek’s employment for “cause” or she resigns without “good reason” (each as defined in the letter agreement) prior to her resignation date as set forth in the agreement, Ms. Ziomek will not be entitled to the severance pay and other benefits discussed above.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information about the beneficial ownership of our directors and executive officers and information about stockholders known to us to hold five percent or more of our common stock as of March 19, 2004. Our common stock currently is not registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not listed on any national securities exchange or automated inter-dealer quotation system of a national securities association. Stockholders holding our stock may not be subject to Sections 13(d) or 13(g) of the Exchange Act or Section 16 of the Exchange Act which govern the reporting of beneficial ownership and certain transactions in our stock. In addition, our common stock trades over-the-counter (price quotations for which have been reported in the “pink sheets” by Pink Sheets LLC). Accordingly, we may not have accurate, current information regarding our stockholders (other than with respect to our directors and executive officers) and their ownership of our common stock, and the actual beneficial ownership of our common stock may differ substantially from the information set forth below.

In each of the tables below beneficial ownership is calculated based upon SEC rules. In computing the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this report are considered outstanding. These shares, however, are not considered outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the notes to the tables or as a result of applicable community property laws, each stockholder named in the table has sole voting and investment power to the shares shown as beneficially owned by them.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class (2)
Directors and Named Executive Officers:
Philip L. Carter(3)	334,375	1.3%
Michael R. Dobbs (4)	132,100	*
Janet L. Ziomek(5)	55,000	*
William Wallace Abbott(6)	125,000	*
Guy P. Sansone(7)	23,000	*
William J. Mercer(7)	23,000	*
Edward L. Kuntz(7)	23,000	*
Arthur J. Reimers(7)	33,000	*
Arthur Siegel(8)	23,000	*
All Directors and Executive Officers as a Group	771,475	3.1%

*	Less than 1%.

(1)	The address for those named in the table is: Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida 32804.

(2)	Applicable percentage ownership range in the above table is based on 25,042,029 shares of our common stock outstanding on March 17, 2004.

(3)	Includes 100,000 shares of our common stock owned by Mr. Carter and options to purchase 234,375 shares of our common stock which are presently exercisable or exercisable within 60 days of the date of this report. Mr. Carter was granted options to purchase 750,000 shares of common stock by our board of directors on December 19, 2002. The stock options vest over a period of four years from date of grant in sixteen equal quarterly installments.

(4)	Includes 7,100 shares of our common stock owned by Mr. Dobbs and options to purchase 125,000 shares of our common stock which are presently exercisable or exercisable within 60 days of the date of this report. Mr. Dobbs was granted options to purchase 400,000 shares of common stock by our board of directors on April 7, 2003. The stock options vest over a period of four years in sixteen equal quarterly installments with vesting deemed to have commenced on January 13, 2003.

(5)	Includes options to purchase 55,000 shares of our common stock which are presently exercisable or exercisable within 60 days of the date of this report. Ms. Ziomek was granted options to purchase 110,000 shares of common stock by our board of directors on May 21, 2002. The stock options vest over a period of four years from date of grant in sixteen equal quarterly installments.

(6)	Includes options to purchase 125,000 shares of common stock which are presently exercisable or exercisable within 60 days of the date of this report. Mr. Abbott was granted options to purchase 100,000 shares of common stock and 25,000 shares of common stock by our board of directors on May 21, 2002 on June 12, 2003, respectively. The stock options granted on May 21, 2002 vest 25% on each of the first four six-month anniversaries of the date of grant and the options granted on June 12, 2003 vest 50% on each of the first two six-month anniversaries of the date of grant.

(7)	Includes options to purchase 23,000 shares of our common stock which are presently exercisable or exercisable within 60 days of the date of this report. Messrs. Sansone, Mercer, Kuntz and Reimers were each granted options to purchase 15,000 shares of common stock and 8,000 shares of common stock by our board of directors on May 21, 2002 and May 20, 2003, respectively. The stock options vest 50% on each of the first two six-month anniversaries of the date of grant. In addition, Mr. Reimers owns 10,000 shares of our common stock.

(8)	Includes options to purchase 23,000 shares of our common stock which are presently exercisable or exercisable within 60 days of the date of this report. Mr. Siegel was granted options to purchase 15,000 shares of common stock and 8,000 shares of common stock by our board of directors on December 19, 2002 and May 20, 2003, respectively. The stock options vest 50% on each of the first two six-month anniversaries of the date of grant.

Stockholders holding our stock may not be subject to Sections 13(d) or 13(g) of the Exchange Act or Section 16 of the Exchange Act which govern the reporting of beneficial ownership and certain transactions in our stock. As a result, we may not have complete information regarding the actual beneficial ownership of our common stock. Nevertheless, certain of our stockholders have filed statements on Schedule 13G with the Securities and Exchange Commission to report beneficial ownership of 5% or greater of our common stock or have otherwise provided us with information regarding their ownership of our common stock. The following table of 5% or greater holders of our common stock has been compiled based solely upon public information contained in such statements on Schedule 13G and information supplied to us by our stockholders.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Five Percent or Greater Holders:
Certain funds and an account managed by Oaktree Capital Management, LLC (1) 333 South Grand Avenue 28th Floor Los Angeles, California 90071	2,723,306	10.87%

General Electric Capital Corporation (2) 201 Merritt 7 Norwalk, Connecticut 06856	2,141,156	8.55%

Brahman Capital Corp. and related entities and individuals (3) 350 Madison Avenue 22nd Floor New York, NY 101762	1,359,700	5.44%

Sirios Capital Management, L.P. and related entities and individuals (4) 75 Park Plaza Boston, MA 02116	2,341,475	9.35%

Morgan Stanley (5) 1585 Broadway New York, New York 10036

Van Kampen Asset Management Inc. (5) One Parkview Plaza Oakbrook Terrace, IL 60181	1,477,056	5.90%

(1)

Based solely on information provided to us by Oaktree Capital Management, LLC (“Oaktree Capital”), (a) Oaktree Capital is the beneficial owner of an aggregate of 2,723,306 shares of our common stock, (b) OCM Opportunities Fund II, L.P. (“OCM Fund II”) holds 422,671 of such shares, OCM Opportunities Fund III, L.P. (“OCM Fund III”) holds 2,273,087 of such shares and a third party separate account (the “OCM

Account”) holds 27,547 of such shares, (c) Oaktree Capital is the general partner of OCM Fund II and OCM Fund III and the investment manager of the OCM Account, (d) Oaktree Capital has discretionary authority and control over all of the assets of OCM Fund II, OCM Fund III and the OCM Account, including the power to vote and dispose of the shares of our common stock and (e) Oaktree Capital and its members disclaim beneficial ownership of the shares owned by OCM Fund II, OCM Fund III and the OCM Account except for their pecuniary interest therein. Applicable percentage ownership is based on 25,042,029 shares of our common stock outstanding on March 17, 2004.

(2)	Based solely on information provided to us by General Electric Capital Corporation (“GE Capital”), GE Capital is the beneficial owner of 2,141,156 shares of our common stock and has the sole power to vote and dispose of such shares. Applicable percentage ownership is based on 25,042,029 shares of our common stock outstanding on March 17, 2004.

(3)	Information is based solely on a Schedule 13G filed with the Securities and Exchange Commission on April 10, 2003. The Schedule 13G provides that Brahman Partners II, L.P., Brahman Partners III, L.P., BY Partners, L.P., Brahman Institutional Partners, L.P., Brahman C.P.F. Partners, L.P. and Brahman Bull Fund, L.P. are each private investment partnerships, the sole general partner of which is Brahman Management, L.L.C. As the sole general partner of Brahman Partners II, L.P., Brahman Partners III, L.P., BY Partners, L.P., Brahman Institutional Partners, L.P., Brahman C.P.F. Partners, L.P. and Brahman Bull Fund, L.P., Brahman Management, L.L.C has the power to vote and dispose of shares of our common stock owned by such entities, and, accordingly, may be deemed the “beneficial owner” of such shares. The managing members of Brahman Management, L.L.C. are Peter Hochfelder, Mitchell Kuflik and Robert Sobel. Pursuant to an investment advisory contract (and, in the case of BY Partners, L.P., pursuant to an arrangement between Brahman Management, L.L.C. and Brahman Capital Corp.), Brahman Capital Corp. currently has the power to vote and dispose of shares of our common stock held for the account of Brahman Partners II Offshore, Ltd., BY Partners, L.P. and a separately managed account and, accordingly, Brahman Capital Corp. may be deemed the “beneficial owner” of such shares. Peter Hochfelder, Robert Sobel and Mitchell Kuflik are the executive officers and directors of Brahman Capital Corp. Peter Hochfelder, Robert Sobel and Mitchell Kuflik each currently have the power to vote and dispose of shares of our common stock held in each of their separately owned accounts. The Schedule 13G indicates (i) Braham Partners II, L.P. is the beneficial owner of 159,000 shares and has the shared power to vote and dispose of such shares; (ii) Brahman Partners III, L.P. is the beneficial owner of 97,000 shares and has the shared power to vote and dispose of such shares; (iii) Brahman Institutional Partners, L.P. is the beneficial owner of 152,100 shares and has the shared power to vote and dispose of such shares; (iv) BY Partners, L.P. is the beneficial owner of 454,600 shares and has the shared power to vote and dispose of such shares; (v) Brahman C.P.F. Partners, L.P. is the beneficial owner of 133,800 shares and has the shared power to vote and dispose of such shares; (vi) Brahman Bull Fund, L.P. is the beneficial owner of 46,300 shares and has the shared power to vote and dispose of such shares; (vii) Brahman Management, L.L.C. is the beneficial owner of 1,042,800 shares and has the shared power to vote and dispose of such shares; (viii) Braham Capital Corp. is the beneficial owner of 758,000 shares and has the shared power to vote and dispose of such shares; (ix) Peter A. Hochfelder is the beneficial owner of 1,354,200 shares and has the sole power to vote and dispose of 8,000 of such shares and the shared power to vote and dispose of 1,346,200 of such shares; (x) Robert J. Sobel is the beneficial owner of 1,352,700 shares and has the sole power to vote and dispose of 6,500 of such shares and the shared power to vote and dispose of 1,346,200 of such shares; and (xi) Mitchell A. Kuflik is the beneficial owner of 1,359,700 shares and has the sole power to vote and dispose of 13,500 of such shares and the shared power to vote and dispose of 1,346,200 of such shares. The percentages used in the Schedule 13G were calculated based upon 24,999,998 shares of our common stock outstanding as of March 27, 2003.

(4)

Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 23, 2004. The Schedule 13G provides that Sirios Capital Management, L.P., the investment manager of Sirios Capital Partners, L.P., Sirios Capital Partners II, L.P., Sirios/QP Partners, L.P., Sirios Overseas Fund, Ltd. and Sirios Overseas Fund II, Ltd., has the power to direct the affairs of such entities, including decisions respecting the disposition of the proceeds from the sale of the shares. Sirios Associates,

L.L.C. is the general partner of Sirios Capital Management, L.P. John F. Brennan, Jr. is the sole Managing Member of Sirios Associates, L.L.C., and in that capacity directs its operations. The Schedule 13G indicates (i) Sirios Capital Partners, L.P. is the beneficial owner of 103,265 shares and has the shared power to vote and dispose of all of such shares; (ii) Sirios Capital Partners II, L.P. is the beneficial owner of 494,060 shares and has the shared power to vote and dispose of all of such shares; (iii) Sirios/QP Partners, L.P. is the beneficial owner of 708,070 shares and has the shared power to vote and dispose of all of such shares; (iv) Sirios Overseas Fund, Ltd. is the beneficial owner of 927,265 shares and has the shared power to vote and dispose of all of such shares; (v) Sirios Overseas Fund II, Ltd. is the beneficial owner of 108,815 shares and has the shared power to vote and dispose of all of such shares; (vi) Sirios Capital Management, L.P. is the beneficial owner of 2,341,475 shares and has the shared power to vote and dispose of all of such shares; (vii) Sirios Associates, L.L.C. is the beneficial owner of 2,341,475 shares and has the shared power to vote and dispose of all of such shares; and (viii) John F. Brennan, Jr. is the beneficial owner of 2,341,475 shares and has the shared power to vote and dispose of all of such shares. The percentages used in the Schedule 13G/A were calculated based upon the 25,039,529 shares of our common stock outstanding as of November 1, 2003.

(5)	Information is based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. The Schedule 13G indicates that Morgan Stanley, solely in its capacity as the parent company of, and indirect beneficial owner of securities held by, one of its business units and Van Kampen Asset Management Inc. are jointly filing to report beneficial ownership of our common stock. The Schedule 13G provides that accounts managed on a discretionary basis by Van Kampen Asset Management Inc. are known to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of such securities. No such account holds more than 5 percent of the class. Van Kampen Asset Management Inc. is a wholly-owned subsidiary of Morgan Stanley and is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940. The Schedule 13G indicates (i) Morgan Stanley is the beneficial owner of 1,477,056 shares and has the shared power to vote and dispose of such shares and (ii) Van Kampen Asset Management Inc. is the beneficial owner of 1,477,056 shares and has the shared power to vote and dispose of such shares. Although not specifically provided in the Schedule 13G, we assume that the percentage used was calculated based upon the 25,039,529 shares of our common stock outstanding as of November 1, 2003.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2003, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,260,000	$18.45	722,969(1)

Equity compensation plans not approved by security holders	—	—	—

Total	3,260,000	$18.45	722,969(1)

(1) Based on 4,025,000 shares of common stock reserved for issuance to employees, officers, non-employee directors and consultants upon exercise of incentive and non-statutory options under our stock option plan and 42,031 shares of common stock issued upon exercise of options in 2003 under our stock option plan.

Stock Option Plan

We have reserved 4,025,000 shares of common stock for issuance to employees, officers, non-employee directors and consultants upon exercise of incentive and non-statutory options under our stock option plan. On December 19, 2002, our board of directors approved an increase in the total number of shares in the option pool to 4,025,000, which was subsequently approved by our shareholders at our 2003 annual meeting. Effective as of August 26, 2003, we amended our common stock option plan to provide for one hundred percent (100%) vesting of all options issued under our stock option plan upon a “change in control”. Effective as of December 5, 2003, we amended our common stock option plan to revise the definition of a “change in control” under the plan. A copy of such amendment is attached hereto as Exhibit 4.6. As of the date of this report, there are options outstanding to purchase 3,290,000 shares of common stock. Under the stock option plan, options may be granted to employees, officers, non-employee directors, and consultants. Only employees may receive “incentive stock options,” which are intended to qualify for certain tax treatment. Non-employee directors and consultants may receive “nonqualified stock options,” which do not qualify for such treatment. The exercise price of incentive stock options under the stock option plan must be at least equal to the fair market value of the common stock on the date of grant; however, a holder of more than 10% of the outstanding voting shares may only be granted incentive stock options with an exercise price of at least 110% of the fair market value of the underlying common stock on the date of the grant. The terms of the options, subject to the discretion of our board of directors, will not exceed ten years from the date of grant or, in the case of incentive stock options issued to a holder of 10% or more of the voting power of all classes of our stock or the stock of any of our parent or subsidiary corporations, no more than five years from the date of grant. The exercise price of nonqualified stock options will be determined by our board of directors. The stock option plan provides that options will vest (a) 25% on each of the first four anniversaries of the date of grant, (b) 100% upon a change in control and (c) a one-year acceleration in vesting of the original grants upon the consummation of an underwritten initial public offering. Under the stock option plan our board of directors has the discretion to establish a more accelerated vesting schedule. The plan also contains (i) limitations on the ability to exercise vested options in the event of cessation of employment for reasons other than death, retirement after 65 or disability, and (ii) provisions providing that in the event of cessation of employment prior to an underwritten initial public offering (a) due to death or disability, for a period of one year after such death or disability, the option holder or its estate will have the right to sell to us all of its vested options and shares of common stock previously issued upon exercise of options, and we must acquire such options and shares at their then-current fair market value unless it would violate applicable law or would violate or result in a default or event of default under our 9 1/2% senior subordinated notes due 2012 (or the indenture under which they were issued) or under our senior secured credit facilities (in either case as they may be amended) and (b) due to death, disability or termination of employment for any reason, we have the right to compel the option holder or its estate to sell to us all of its vested options and shares of common stock previously issued upon exercise of options at their then current fair market value or, if the reason for cessation of employment is termination for cause, the purchase price to be paid by us is the lesser of the then current fair market value and the exercise price. The stock option plan is administered by our board of directors, which has the authority to amend the stock option plan at any time, or by a special committee established by our board of directors. No options will be granted under the stock option plan after March 26, 2012, the tenth anniversary of the effective date of Rotech Medical Corporation’s plan of reorganization, unless sooner terminated by the board of directors.

Employee Profit Sharing Plan

Our employee profit sharing plan became effective simultaneously with Rotech Medical Corporation’s emergence from bankruptcy and the consummation of the restructuring and related transactions involving Rotech Medical Corporation and us. The plan is intended to be “qualified” under Section 401(a) of the Internal Revenue Code of 1986. The plan may be administered by our board of directors, which has the authority to amend the plan at any time, or by a special committee established by our board of directors. We contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock to the plan on its effective date. The profit sharing plan contains limitations on the amount of additional contributions we can make in the future, including limitations on annual contributions both in the aggregate and with respect to any individual employee. Each plan participant’s benefits shall be fully and immediately vested. Each share of our Series A Convertible Redeemable Preferred Stock entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or additional shares of Series A Convertible Redeemable Preferred Stock. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Convertible Redeemable Preferred Stock under our employee profit sharing plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy shall commence at the next annual meeting of the board of directors and, in order to account for the period from the inception of the plan to such date, the first declaration of dividends shall cover the preceding two years.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 19, 2002, we entered into an agreement with Alvarez & Marsal, Inc. pursuant to which we were provided with the services of Guy P. Sansone who served as our interim President and interim Co-Chief Executive Officer from August 2002 to December 2002. In January 2003, we made our final payment to Alvarez & Marsal under the terms of the agreement in the approximate amount of $161,589. Mr. Sansone currently serves as a member of our board of directors and serves as a Managing Director of Alvarez & Marsal.

Goldman, Sachs & Co., one of the initial purchasers of our 9 1/2% senior subordinated notes due 2012, also acted as joint bookrunning manager with UBS Warburg in connection with the offering of the notes. On March 26, 2002, we entered into senior secured credit facilities for up to $275 million, for which Goldman Sachs Credit Partners L.P., an affiliate of Goldman, Sachs & Co., acted as arranger. Goldman Sachs Credit Partners L.P. also currently acts as syndication agent for the senior secured credit facilities. In connection with these services, Goldman, Sachs & Co. and its affiliates received an aggregate of approximately $4.9 million in gross fees. Immediately after our predecessor’s emergence from bankruptcy, Goldman, Sachs & Co. was the beneficial owner of approximately 9.94% of our common stock.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The aggregate fees paid for professional services rendered by Deloitte & Touche LLP (“Deloitte”), our principal accountant, for the audit of our annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 were $332,000 and $220,000, respectively. For the year ended December 31, 2002, KPMG LLP (“KPMG”), our former independent auditors, billed us an aggregate of $1,038,000 for professional services rendered for its review of our financial statements included in our quarterly reports for the first three quarters of fiscal 2002, for professional services surrounding our restatement of our financial results for the years 1999 through 2001 and for the issuance of their report on our financial statements included in our registration statement on Form S-4 relating to our exchange offer for our 9 1/2% Senior Subordinated Notes due 2012. In addition, we paid KPMG $967,000 and $102,000 for professional services as “Independent Review Organization” related to our compliance with our Corporate Integrity Agreement, for the years ended December 31, 2003 and December 31, 2002, respectively.

The following table sets forth fees paid to our principal accountant, Deloitte, for fiscal years 2003 and 2002 (dollars in thousands):

Fee Category	Fiscal Year 2003	% of Total	Fiscal Year 2002	% of Total
Audit Fees (1)	$332	83%	$220	54%
Audit-Related Fees (2)	$35	9%	$120	29%
Tax Fees (3)	$21	5%	$24	6%
All Other Fees (4)	$10	3%	$45	11%
Total Fees	$398	100%	$409	100%

(1)	Audit Fees are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements. This category consists primarily of employee benefit and compensation plan audits, and consulting on financial accounting/reporting standards.

(3)	Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning. We paid Deloitte an aggregate amount of $21 for tax fees during the year ended December 31, 2003, $2 of which was for tax compliance and $19 of which was for tax consultation and planning. All of the tax fees paid to Deloitte during the year ended December 31, 2002 were for tax compliance matters. In addition to the above amounts paid to Deloitte, we paid Ernst and Young LLP $26 and $88 for tax consultation and planning for the years ended December 31, 2003 and December 31, 2002, respectively. In addition, we paid KPMG $4 for tax consultation and planning during the year ended December 31, 2003.

(4)	All Other Fees are fees for other permissible work that does not meet the above category descriptions and consisted primarily of internal audit strategic assessment fees.

Financial Information Systems Design and Implementation Fees

Deloitte & Touche LLP performed no services and therefore billed no fees relating to the operation of our information systems or for designing or implementing our financial information management systems during 2002 or 2003. Similarly, KPMG LLP performed no services and therefore billed no fees relating to the operation of our information systems or for designing or implementing our financial information management systems during 2002 or 2003.

Independence

The audit committee of the Board of Directors has considered whether the provision of services by Deloitte & Touche LLP described above are compatible with maintaining Deloitte & Touche LLP’s independence as our principal accountant.

Pre-approval policy

Our Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, our independent auditors. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by our accountants during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

All of the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Auditors (Deloitte & Touche LLP)—Rotech Healthcare Inc. and Subsidiaries Financial Statements	F-2
	Report of Independent Auditors (KPMG LLP)—Rotech Healthcare Inc. and Subsidiaries Financial Statements	F-3
	Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4
	Consolidated Statements of Operations for the year ended December 31, 2001, three months ended March 31, 2002 and nine months ended December 31, 2002 and the year ended December 31, 2003	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2001, three months ended March 31, 2002 and nine months ended December 31, 2002 and the year December 31, 2003

F-6
	Consolidated Statements of Cash Flows for the year ended December 31, 2001, three months ended March 31, 2002 and nine months ended December 31, 2002 and the year ended December 31, 2003	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, December 31, 2002 and December 31, 2001	66

Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b)	Reports on Form 8-K:

On October 24, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K, dated October 23, 2003, disclosing under Item 12 our financial results for the quarter ended September 30, 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2002 and 2003

(Dollars in thousands)

	Balance at Beginning of Period	Additions		Deductions(2)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(1)
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2001	$15,000	$75,423	$—	$(76,423)	$14,000
Year ended December 31, 2002	14,000	75,654	—	(75,654)	14,000
Year ended December 31, 2003	14,000	65,844	—	(74,265)	5,579
Allowance for Doubtful Accounts:
Year ended December 31, 2001	21,675	20,917	425	(18,392)	24,625
Year ended December 31, 2002	24,625	15,142	—	(20,741)	19,026
Year ended December 31, 2003	19,026	20,033	—	(22,112)	16,947

(1)	To record allowance on business combinations.

(2)	To record write-offs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: April 13, 2004	By:	/s/ PHILIP L. CARTER
Philip L. Carter, President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Philip L. Carter and Rebecca L. Myers, and each of them, as his true and lawful attorneys-in-fact, as agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2004

/s/ JANET L. ZIOMEK Janet L. Ziomek	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2004

/s/ WILLIAM WALLACE ABBOTT William Wallace Abbott	Chairman of the Board	April 13, 2004

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	April 13, 2004

/s/ WILLIAM J. MERCER William J. Mercer	Director	April 13, 2004

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Director	April 13, 2004

/s/ GUY P. SANSONE Guy P. Sansone	Director	April 13, 2004

/s/ ARTHUR SIEGEL Arthur Siegel	Director	April 13, 2004

EXHIBIT INDEX

Exhibit Number	Title
2.1*	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1*	Certificate of Incorporation of Rotech Healthcare Inc.

3.2*	Bylaws of Rotech Healthcare Inc.

4.1*	Form of specimen common stock certificate.

4.2*	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3*	Form of 9 1/2% Senior Subordinated Notes due 2012.

4.4**	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

4.5***	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

4.6	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.1*	$275,000,000 Credit Agreement among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties hereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent, dated as of March 26, 2002.

10.2*	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.3*	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.4*	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.5*	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.6*	Rotech Healthcare Inc. Employees Plan Trust dated March 26, 2002.

10.7****	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

10.8*	Rotech Healthcare Inc. Common Stock Option Plan.

10.9*	Form of Rotech Healthcare Inc. Stock Option Agreement.

10.10*	Letter Agreement regarding engagement of Alvarez & Marsal, Inc. dated August 19, 2002.

10.11*	Employment Agreement with Philip L. Carter dated November 1, 2002.

10.12*	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.13*	Agreement with Respect to Rights Upon Termination of Employment with Janet L. Ziomek dated October 30, 2002.

10.14	Amended Agreement with Respect to Rights Upon Termination of Employment with Janet L. Ziomek dated March 5, 2004.

10.15	Employment Agreement with Michael R. Dobbs dated April 4, 2003.

10.16	Addendum to the Employment Agreement dated November 1, 2002 between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

Exhibit Number	Title

10.17	Addendum to the Employment Agreement dated April 4, 2003 between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

12.1	Ratio of Earnings to Fixed Charges

16.1*	Letter from KPMG LLP regarding change in independent auditors.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent auditors.

23.2	Consent of KPMG LLP, independent auditors.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

**	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-107608) filed with the Securities and Exchange Commission on August 1, 2003.

***	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

****	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

An annual report covering our last fiscal year and proxy material related to our 2004 annual meeting of security holders will be furnished to our security holders subsequent to the filing of this annual report on Form 10-K.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

Page
Independent Auditors’ Report of Deloitte & Touche LLP	F-2

Independent Auditors’ Report of KPMG LLP	F-3

Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4

Consolidated Statements of Operations for the year ended December 31, 2001, three months ended March 31, 2002 and nine months ended December 31, 2002 and the year ended December 31, 2003	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2001, three months ended March 31, 2002 and nine months ended December 31, 2002 and the year December 31, 2003

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2001, three months ended March 31, 2002 and nine months ended December 31, 2002 and the year ended December 31, 2003	F-7

Notes to Consolidated Financial Statements	F-8

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the twelve months ended December 31 2003 and nine months ended December 31 2002 (Successor Company operations), and the three months ended March 31, 2002 (Predecessor Company operations). Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Predecessor Company for the year ended December 31, 2001, were audited by other auditors whose report, dated February 22, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the bankruptcy proceedings and the substantial doubt about the Predecessor Company’s ability to continue as a going concern discussed in Notes 1 and 2, respectively, to those financial statements.

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

As discussed in Note 3 to the financial statements, on February 13, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on March 26, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 5.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Rotech Healthcare Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and their cash flows for the twelve months ended December 31, 2003 and nine months ended December 31, 2002 (Successor Company operations), in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the three months ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Rotech Healthcare Inc. and subsidiaries changed its method of accounting for preferred stock to conform to Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.

Deloitte & Touche LLP

Orlando, Florida

April 13, 2004

Independent Auditors’ Report

The Board of Directors and Stockholders

Rotech Healthcare Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholder’s equity and cash flows of Rotech Medical Corporation and subsidiaries (the Company) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Rotech Medical Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

Baltimore, Maryland

February 22, 2002

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

(In thousands except share and per share data)

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$28,012	$20,980
Accounts receivable, net	97,418	81,862
Other accounts receivable	2,066	892
Inventories	21,447	7,989
Prepaid expenses	3,629	4,328
Income tax receivable	—	2,531
Deferred tax asset	4,775	12,721

Total current assets	157,347	131,303

Property and equipment, net	217,364	150,752
Intangible assets (less accumulated amortization of $988 in 2002 and $1,332 in 2003)	18,966	17,684
Other goodwill	2,316	11,256
Reorganization value in excess of fair value of identifiable assets—goodwill	668,923	668,347
Other assets	26,290	13,941

	$1,091,206	$993,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,071	$16,652
Accrued expenses	21,955	27,034
Accrued interest	10,281	9,873
Deferred revenue	15,157	13,768
Income taxes payable	6,413	—
Current portion of long-term debt	1,799	692

Total current liabilities	76,676	68,019

Deferred tax liabilities	14,987	25,905
Priority tax claim	8,957	8,352
Long-term debt, less current portion	476,714	367,308
Series A Convertible Redeemable Preferred Stock	—	6,101
Commitments and contingencies	—	—

Series A Convertible Redeemable Preferred Stock (stated value $20 per share, 1,000,000 shares authorized, 250,000 shares issued and outstanding as of December 31, 2002)	5,346	—

Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 24,999,998 issued at December 31, 2002 and 25,042,029 shares issued at December 31, 2003	2	3
Additional paid-in capital	494,998	495,881
Retained earnings	13,526	21,714

Total stockholders’ equity	508,526	517,598

	$1,091,206	$993,283

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Predecessor		Successor
	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003
Net revenues	$614,487	$154,750	$463,025	$581,221

Costs and expenses:
Cost of net revenues:
Product and supply costs	97,167	22,513	67,542	73,900
Patient service equipment depreciation	44,679	12,147	39,363	102,819

Total cost of net revenues	141,846	34,660	106,905	176,719
Provision for doubtful accounts	20,917	3,661	11,481	20,033
Selling, general and administrative	329,516	84,996	274,300	311,075
Depreciation and amortization	60,736	2,839	8,572	16,828
Interest (income) expense, net	(322)	(17)	33,093	41,349
Provision for settlement of government claims	2,516	—	—	—
Provision for inventory losses	2,141	264	—	—

Total costs and expenses	557,350	126,403	434,351	566,004

Earnings before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle	57,137	28,347	28,674	15,217
Reorganization items	17,107	182,291	3,899	—

Earnings (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	40,030	(153,944)	24,775	15,217
Federal and state income taxes (benefit)	30,324	(203)	10,903	6,774

Earnings (loss) before extraordinary items and cumulative effect of a change in accounting principle	9,706	(153,741)	13,872	8,443
Cumulative effect of change in accounting principle for mandatorily redeemable financial instruments, net of taxes	—	—	—	30
Extraordinary gain on debt discharge, net of taxes	—	20,441	—	—

Net earnings (loss)	9,706	(133,300)	13,872	8,413
Accrued dividends on redeemable preferred stock	—	—	346	225

Net earnings (loss) available for common stockholders	$9,706	$(133,300)	$13,526	$8,188

Net earnings per common share—basic			$0.54	$0.33

Net earnings per common share—diluted			$0.54	$0.32

Weighted average shares outstanding—basic			24,999,998	25,010,881

Weighted average shares outstanding—diluted			25,199,998	25,363,107

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Shares of Common Stock		Par Value Common Stock	Additional paid-in capital	Retained earnings	Total Stockholders’ Equity
	Predecessor	Successor
Predecessor:

Balance at January 1, 2001	1,000	—	$1	$565,893	$112,496	$678,390
Net earnings	—		—	—	9,706	9,706

Balance at December 31, 2001	1,000	—	1	565,893	122,202	688,096
Net loss for the three months ended March 31, 2002	—		—	—	(133,300)	(133,300)
Fresh-start reporting adjustments	(1,000)	24,999,998	1	(70,895)	11,098	(59,796)

Successor:

Balance at March 31, 2002	—	24,999,998	2	494,998	—	495,000
Net earnings for the nine months ended December 31, 2002			—	—	13,872	13,872
Accrued dividends on redeemable preferred stock	—	—	—	—	(346)	(346)

Balance at December 31, 2002	—	24,999,998	2	494,998	13,526	508,526
Net earnings for the twelve months ended December 31, 2003		—	—	—	8,413	8,413
Tax benefit from exercise of stock options		—	—	56	—	56
Proceeds from exercise of stock options		42,031	1	827	—	828
Accrued dividends on redeemable preferred stock		—	—	—	(225)	(225)

Balance at December 31, 2003	—	25,042,029	$3	$495,881	$21,714	$517,598

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor		Successor
	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003
Net earnings (loss)	$9,706	$(133,300)	$13,872	$8,413

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Reorganization items	17,107	182,291	3,899	—
Provision for doubtful accounts	20,917	3,661	11,481	20,033
Depreciation and amortization	105,415	14,986	47,935	119,647
Loss on disposal of fixed assets	—	—	—	367
Deferred income taxes	(295)	—	(448)	2,971
Extraordinary gain on debt discharge	—	(20,441)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(32,207)	(7,998)	9,843	(4,177)
(Increase) decrease in other receivables	(782)	1,146	(3,814)	1,174
(Increase) decrease in inventories	(10,696)	(2,045)	2,469	3,994
Decrease (increase) in prepaid expenses	251	124	(798)	(699)
Increase (decrease) in accounts payable and accrued expenses	9,276	(5,086)	5,341	(9,107)
Increase (decrease) in accrued interest	—	—	10,281	(168)
Decrease in liabilities subject to compromise	(2,565)	—	—	—

Net cash provided by operating activities	116,127	33,338	100,061	142,448

Net cash used by reorganization items	(2,158)	(8,848)	(1,710)	—

Net cash provided by operating activities and reorganization items	113,969	24,490	98,351	142,448

Cash flows from investing activities:
Purchases of property and equipment	(79,765)	(15,299)	(47,273)	(41,993)
Business acquisitions	(607)	—	(2,903)	(3,029)
(Increase) decrease in other assets	(4,617)	(6,929)	(363)	5,541

Net cash used in investing activities	(84,989)	(22,228)	(50,539)	(39,481)

Cash flows from financing activities:
Proceeds from long term borrowings	—	500,000	—	—
Debt issuance costs	—	(16,960)	—	—
Payments of long term borrowings	—	—	(21,487)	(110,513)
Payments of liabilities subject to compromise/priority tax claim	—	(27,932)	—	(605)
Adjustment of Series A Convertible Redeemable Preferred Stock to fair value	—	—	—	290
Net proceeds from stock option exercises	—	—	—	829
Net proceeds from sale/lease back of vehicles	—	10,191	—	—
Distributions to parent company, net	(39,121)	(470,844)	—	—

Net cash used in financing activities	(39,121)	(5,545)	(21,487)	(109,999)

(Decrease) increase in cash and cash equivalents	(10,141)	(3,283)	26,325	(7,032)
Cash and cash equivalents, beginning of period	15,111	4,970	1,687	28,012

Cash and cash equivalents, end of period	$4,970	$1,687	$28,012	$20,980

Supplemental disclosures of cash information:

Cash payments for:
Interest	73	14	23,275	37,104
Income taxes	30,619	—	767	4,451

Income tax payments in 2001, and for the three months ended March 31, 2002 were made on behalf of the Company by Integrated Health Services, Inc. (“IHS”). Reorganization cash payments are included within the individual line items above.

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2001, three month period ended March 31, 2002, nine month period ended

December 31, 2002 and Year Ended December 31, 2003

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

Pursuant to the Plan of Reorganization (the “Plan”), on March 26, 2002, Rotech Medical Corporation transferred to Rotech Healthcare Inc. substantially all of the assets it used in connection with its businesses and operations (including stock of substantially all of its subsidiaries). As partial consideration for the transfer of the assets to Rotech Healthcare Inc., Rotech Healthcare Inc. transferred to Rotech Medical Corporation 24,999,998 shares of common stock, which represents all of its outstanding shares of common stock, for further distribution by Rotech Medical Corporation to its senior creditors as contemplated by the Plan.

The Company’s certificate of incorporation authorizes the Company to issue up to 250,000 shares of Series A Convertible Redeemable Preferred Stock with an aggregate face value of $5,000. Concurrent with the effectiveness of the Plan, the Company issued all of the shares of Series A Convertible Redeemable Preferred Stock to an employee profit sharing plan.

In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 is applicable because pre-reorganization shareholders will receive less than 50% of the Company’s new common stock and the reorganization value of the assets of the reorganized company is less than the total of all post-petition liabilities and allowed claims. Under fresh-start reporting, the reorganization value of the Company was allocated to the Company’s assets based on their respective fair values similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 31, 2002.

For accounting purposes, the Company assumed that the Plan was consummated on March 31, 2002. The consolidated financial statements as of and for the nine month period ended December 31, 2002 are presented for the Company after the consummation of the Plan. While the adoption of fresh-start reporting as of March 31, 2002 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor, management believes the operations of the Predecessor are generally comparable to that of the Successor. However capital costs (rent, interest, deprecation and amortization) of the Predecessor that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Successor. In addition, the reported financial position and cash flows of the Predecessor for periods prior to April 1, 2002 generally are not comparable to those of the Successor.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the implementation of fresh-start reporting, the Company recorded an extraordinary gain of $20,441 from a gain on debt discharge in accordance with the provisions of the Plan. Additionally, other significant adjustments were also recorded to reflect the provisions of the Plan and the fair values of the assets and liabilities of the Successor as of March 31, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor for the three months ended March 31, 2002. See Footnote 5.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and balances have been eliminated in the consolidated financial statements.

Revenue Recognition

Revenues are recognized when services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors. Revenues derived from capitation arrangements are insignificant.

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. Subsequent to the Predecessor’s emergence from bankruptcy, at the end of each reporting period, the Company defers revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date.

Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by Company pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisting principally of medical supplies, medical equipment and replacement parts, and pharmaceutical products are stated at the lower of cost or market, on a first-in, first-out method.

Property and Equipment

Prior to March 31, 2002, property and equipment were stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting (see Note 5). Patient service equipment represents medical equipment rented or held for rental to in-home patients. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, five years for patient service equipment, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2003.

Reorganization Value in Excess of Fair Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of fair value of identifiable assets—goodwill, represents the portion of reorganization value of the Company at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting.

Goodwill and intangible assets prior to March 26, 2002, represent the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations. Prior to January 1, 2002, such assets were amortized on a straight-line basis over an estimated life of approximately 20 years.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible assets exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting SFAS No. 142, goodwill and a portion of the Company’s intangible assets are no longer amortized. Pursuant to SFAS No. 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of reported net earnings for the prior years to adjusted earnings had SFAS 142 been applied as of the beginning of fiscal 2001:

	Predecessor		Successor
	2001	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
Net (loss) earnings as reported	$9,706	$(133,300)	$13,872
Add back: Goodwill amortization	50,916	—	—
Less: Amortization adjustment for other intangible assets	(3,110)	—	—
Less: Income tax effect	(5,601)	—	—

Net earnings (loss) as adjusted	$51,911	$(133,300)	$13,872

For impairment testing purposes, the Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter, unless indicators of impairment are present and suggest earlier testing is warranted. During fiscal 2003, the Company completed its impairment review, which indicated that there was no impairment.

The carrying value of goodwill increased by approximately $8,940 for the twelve months ended December 31, 2003 related to the acquisition of NKR on February 6, 2003 (see Note 7).

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2004—$1,072; 2005—$984; 2006—$984; 2007—$964; 2008—$944. Accumulated amortization expense was $987 and $2,320 at December 31, 2002 and 2003, respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provided below is an accounting of intangible assets, goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2001 through December 31, 2003:

	Intangible Assets Subject to Amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets — goodwill
Balance at January 1, 2001	$11,051	$825,156	$—
Acquisitions in year ended December 31, 2001	46	874	—
Amortization expense for year ended December 31, 2001	(2,493)	(48,418)	—
Reorganization items	—	(2,787)	—

Balance at December 31, 2001	$8,604	$774,825	$—
Fresh start reporting adjustments	(8,604)	(774,825)	—
Allocation of reorganization value under fresh start reporting	19,803	—	651,814

Balance at March 31, 2002	$19,803	$—	$651,814
Acquisitions in nine months ended December 31, 2002	150	2,316	—
Adjustments to reorganization value in excess of value of identifiable assets—goodwill	—	—	17,109
Amortization expense for nine months ended December 31, 2002	(987)	—	—

Balance at December 31, 2002	$18,966	$2,316	$668,923
Acquisitions in twelve months ended December 31, 2003	50	8,940	—
Adjustments to reorganization value	—	—	(576)
Amortization expense for year ended December 31, 2003	(1,332)	—	—

Balance at December 31, 2003	$17,684	$11,256	$668,347

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, the Company evaluates the recoverability of the net carrying value of its property and equipment and its other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows, excluding interest. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. Among other variables, the Company considers factors such as the effects of external changes to the Company’s business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment.

Deferred Financing Costs

In conjunction with the closing of the Company’s senior secured term loan and the 9 1/2% Senior Subordinated Notes due 2012 in March 2002, the Company capitalized approximately $18,625 in financing costs incurred to obtain the bank loans. These costs are being amortized over 8 years, the average life of the bank loans, on a method that approximates the effective interest rate method. Amortization of the deferred financing costs was approximately $4,746 for the twelve month period ended December 31, 2003, and accumulated amortization of the deferred financing costs was $6,612 at December 31, 2003.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Provider of Home Health Care Products and Services

The Company had an investment in a provider of home health care products and services (the “Provider”) in the amount of $6,804 at December 31, 2002. The investment was accounted for using the cost method of accounting and was included in other assets. The Company also entered into a management agreement with the Provider. The Company’s share of the operating results pursuant to the agreement was recorded as management fee income, and classified as revenue in the Company’s consolidated statement of operations. Such management fee income was $1,828 in 2001, $619 for the three months ended March 31, 2002, and $1,107 for the nine months ended December 31, 2002.

On February 6, 2003, the Company entered into an Asset Purchase Agreement with the Provider (see Note 7).

Advertising Expense

Advertising costs are expensed as incurred. For the year ended December 31, 2001, the three and nine month periods ending March 31, 2002 and December 31, 2002, and the year ended December 31, 2003, the Company incurred advertising expense in the amount of $1,906, $435, $918 and $725, respectively.

Rebates and Early Pay Discounts Earned

Rebates and early pay discounts for product sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by the Company toward earning the rebate or refund provided the amounts are probable and reasonably estimable. The Company records all rebates based upon volume discounts as a reduction of the prices for those vendor’s products, and characterizes the rebate as a reduction of cost of sales in the income statement, in accordance with EITF 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. If the rebate or refund is not probable and reasonably estimable, it is recognized as the milestones are achieved.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). For periods prior to March 31, 2002, under SFAS No. 109, the current and deferred tax expense has been allocated among the members of the IHS controlled corporate group, including the Predecessor.

Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. The difference between basic and diluted EPS is attributable to stock options issued during the twelve month period ended December 31, 2003. The effect of the Company’s convertible redeemable preferred stock is antidilutive for the twelve months ended December 31, 2003 and is therefore excluded from the computation. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the number of common shares used in calculation of basic and diluted EPS for the nine and twelve months ended December 31, 2002 and 2003, respectively are presented below:

	Successor
	Nine months ended December 31, 2002	Twelve months ended December 31, 2003
Weighted average basic shares	24,999,998	25,010,881
Effect of dilutive securities:
Stock options	—	352,226
Conversion of convertible redeemable preferred stock	200,000	—

Weighted average diluted shares	25,199,998	25,363,107

Options to purchase approximately 2,060,000 shares of common stock at prices ranging from $17.00 to $20.00 per share were outstanding as of December 31, 2002 but were not included in the computation of weighted average diluted shares for the nine months ended December 31, 2002 because the inclusion would have been antidilutive. Options to purchase approximately 3,260,000 shares of common stock at prices ranging from $14.55 to $24.95 per share were outstanding as of December 31, 2003. No per share data is provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of Integrated Health Services, Inc.

Stock-Based Compensation

As permitted under SFAS No. 148 and 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the consolidated statements of operations if issued at fair value.

Under the Company’s Common Stock Option Plan, which became effective March 26, 2002, the Company can grant to employees, directors, or consultants incentive and nonqualified options to purchase up to 4,025,000 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years. At December 31, 2003, options to acquire up to 722,969 shares of common stock may be granted pursuant to this plan, 3,260,000 have been granted and 42,031 have been exercised by employees of the Company.

The Company applies APB Opinion No. 25 for valuing options, and typically the exercise price of the options granted to employees is equal to or exceeds the fair value of the underlying stock on the date of grant. The Company applies the fair value provisions of SFAS No. 123 for options granted to non-employees who perform services for the Company. There was no stock-based compensation expense for the twelve months ended December 31, 2003 or in prior periods.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net income and basic and diluted income per share would have been as follows for the nine months ended December 31, 2002, and the twelve months ended December 31, 2003:

	2002	2003
Net earnings available for common stockholders:
As reported	$13,526	$8,188
Add: employee stock compensation, net of tax, included in net income as reported	—	—
Less: employee stock compensation, net of tax, that would have been included in the determination of net income had the fair value based method been applied to all awards	617	1,163

Pro forma	$12,909	$7,025

Basic net earnings available for common stockholders per share:
As reported	$0.54	$0.33
Pro forma	$0.52	$0.28
Diluted net earnings available for common stockholders per share:
As reported	$0.54	$0.32
Pro forma	$0.51	$0.28

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended December 31, 2002 and the twelve months ended December 31, 2003: expected volatility of 5%; dividend yield of 0.0%; expected option life of approximately 5 years; and an average risk-free interest rate of 3.8% for 2002 and 2.98% for 2003.

The following table summarizes the Company’s stock option transactions for nine months ended December 31, 2002 and the twelve months ended December 31, 2003:

	Number of Shares	Weighted Average Price
Options outstanding at April 1, 2002	—	—
Granted	3,025,000	$19.33
Exercised	—	—
Forfeited	(965,000)	20.00

Options outstanding at December 31, 2002	2,060,000	$19.00
Granted	1,597,500	$18.08
Exercised	(42,031)	19.68
Forfeited	(355,469)	19.17

Options outstanding at December 31, 2003	3,260,000	$18.45

The weighted average fair value per share of options granted during the nine and twelve months ended December 31, 2002 and 2003 respectively were $3.37 and $1.75. There were 96,250 and 872,656 options with a weighted average exercise price of $20.00 and $18.65, exercisable at December 31, 2002 and December 31, 2003 respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option price, as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Option Price
14.55-16.99	40,000	9.38	$14.55	20,000	$14.55
17.00-20.00	2,952,500	8.86	18.04	836,562	18.64
20.01-24.95	267,500	9.57	23.54	16,094	23.48

Total	3,260,000	8.93	$18.45	872,656	$18.65

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

The fair value of the Company’s variable rate senior secured term loan approximates its carrying value because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s senior subordinated notes are estimated based upon a discounted value of the future cash flows expected to be paid over the maturity period of these notes. The estimated fair value of the senior subordinated notes at December 31, 2002 and 2003 was $300,000 and $321,000, respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

The Company’s revenue is generated through approximately 500 locations in 48 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g. Medicare, Medicaid, commercial insurance and managed care organizations). Revenues were derived from the following payor sources for the periods ended:

	Predecessor		Successor
	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	67.0%	67.9%	69.1%	71.1%
Private Pay	7.2%	6.5%	5.8%	4.6%
Commercial payors	25.8%	25.6%	25.1%	24.3%

	100.0%	100.0%	100.0%	100.0%

Segment Information

The Company follows a centralized approach to management of its branch locations through standard operating procedures developed and monitored at the corporate level. Each autonomous branch location provides essentially the same products and services to customers at similar margins through similar distribution and delivery methods. Management reporting and analysis is done on a monthly basis for each location, and then aggregated for analysis as one operating segment for the chief operating decision maker. Additionally, each location operates in a highly regulated environment principally subjected to the same Medicaid and Medicare reimbursements and operating regulations. Additionally, management continually monitors the revenue, profits and losses, and allocated assets to each location for the assessments of whether quantitative thresholds have been exceeded under the aggregation criteria in FAS 131.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”).

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces many of the Accounting and Reporting provisions of APB Opinion No. 30, Reporting Results of Operations —Reporting the Effects of Disposal of a Segment of a Business (“APB Opinion No. 30”), for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In 2002, the Company adopted SFAS No. 144 which did not result in a material impact to the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS No. 4”), and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (“SFAS No. 64”). This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers (“SFAS No. 44”). SFAS No. 145 amends SFAS No. 13, Accounting for Leases (“SFAS No. 13”), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of SFAS No. 145 related to SFAS No. 13 are required to be applied to transactions occurring after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item is required to be reclassified. All other provisions of this SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF Issue No. 94-3”). SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on Company’s consolidated financial statements.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”) was issued by the FASB. This standard amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements. The Company will change to the fair value based method of accounting for stock-based employee compensation if and when required.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and therefore has classified and accounted for its Series A Convertible Redeemable Preferred Stock as a liability at December 31, 2003 on the Company’s consolidated financial statements. As a result of adopting SFAS No. 150, the Company has recorded accrued dividends to interest expense subsequent to June 30, 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN No. 46 (FIN No. 46-r) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-r are effective as of March 31, 2004. The adoption of FIN No. 46-r will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Petitions for Reorganization under Chapter 11 and Other Information

The Predecessor was incorporated on September 1, 1981. The Company, through its subsidiaries, provides respiratory and other home medical equipment and services to patients in the home throughout the United States through its approximately 500 branch locations. In 1997, the Predecessor entered into a definitive merger agreement pursuant to which the Predecessor became a wholly-owned subsidiary of IHS effective as of October 21, 1997.

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

During the year ended December 31, 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002, reorganization items included in the consolidated statements of operations are summarized as follows:

	Predecessor		Successor
	Year Ended December 31, 2001	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
Severance and terminations	$753	$837	$—
Legal, accounting and consulting fees	3,815	175	1,928
Loss on sale/leaseback of vehicles	—	4,686	169
Priority tax claim allowed	—	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	5,000	—
Administrative expense claims allowed	—	7,800	—
Fresh-start reporting adjustments	—	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long term incentive compensation and other charges resulting from reorganization and restructuring	12,539	1,596	1,802

	$17,107	$182,291	$3,899

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2000, in connection with the reorganization, management of the Predecessor finalized a plan of restructuring to eliminate and discontinue certain product lines and branch locations used in the operations of its business. The Plan specifically identified products and branches that would not be continued. In 2001, a provision for the closure and consolidation of billing centers of $4,161, a provision for discontinued life insurance on a former employee of the Predecessor of $1,055 and a provision for the sale of pharmacies of $3,732 was recognized as reorganization expense. For the three-month period ended March 31, 2002, and the nine-month period ended December 31, 2002, the loss of $270 and $13, respectively represents the write-down of assets.

Reorganization expense in 2001 also includes the long-term incentive portion of the former CEO’s total compensation package provided in the employment agreement approved by the Bankruptcy Court in May 2000. Such portion ceased upon the effective date of the Plan. The long-term incentive provision of the compensation package was negotiated because the Predecessor was in Chapter 11 and unable to offer an equity incentive plan. Therefore, the Predecessor considers this provision to be an expense resulting from the reorganization of the business and directly associated with the Chapter 11 proceeding. Accordingly, the provision for long-term incentive bonus of $3,591 in 2001 has been accounted for as a reorganization item in the consolidated statement of operations.

The restructuring plan to eliminate and discontinue certain product lines and branch locations identified certain employees who would be terminated as a result of the restructuring. Accordingly, the Company terminated approximately 170 and 25 employees and recorded termination costs of $753 and $837 for the year ended December 31, 2001 and the three months ended March 31, 2002, respectively. Accrued liabilities for employee severance and termination costs, recognized in accordance with EITF 94-3, are summarized as follows for the year ended December 31, 2002:

Balance at December 31, 2001	1,166
Charges during 2002	837
Payments charged against the liability	(1,941)

Balance at December 31, 2002	62
Payments charged against the liability	(62)

Balance at December 31, 2003	$0

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Settlement with IHS.    During the pendency of the Chapter 11 case, the Predecessor and IHS operated pursuant to an integrated cash management system controlled by IHS. Pursuant to the settlement agreement with IHS, the Predecessor and IHS have fully and finally satisfied the claims they have against each other by a transfer of $40,000 in cash and a $5,000 promissory note. The Predecessor and IHS exchanged, effective as of the effective date of the plan of reorganization, general releases, which cover all intercompany claims against each other. As the successor to Rotech Medical Corporation, the Company is subject to the terms of the settlement agreement.

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

The Corporate Integrity Agreement is for a term of five years. Among other things, the Corporate Integrity Agreement requires the Company to conduct internal claims reviews related to our Medicare billing. In the first and fourth years of the agreement, the internal claims reviews will also be reviewed by an Independent Review Organization (“IRO”). Under certain circumstances, the internal claims reviews may also be reviewed by the IRO in the fifth year of the agreement. KPMG LLP acted as our IRO in 2003. Both the Company and the IRO must file reports of the reviews with the Office of Inspector General of the DHHS.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Corporate Integrity Agreement imposes upon the Company (including in most instances our officers, directors, employees and others) various training requirements, as well as the need to have certain policies and procedures in place. It also requires that the Company have a Compliance Officer, several “Compliance Liaisons,” and a Compliance Committee.

The Corporate Integrity Agreement also mandates that the Company have certain procedures in place with respect to our acquisition process. More specifically, the Company is required to have an Acquisition Committee which approves all acquisitions before they are consummated. As part of the acquisition process, the Company will be required to conduct operational and file reviews of potential entities in which the Company might acquire an interest. Assuming that the Company decides to acquire an entity, the Company will be required to provide a report to the Office of Inspector General of the DHHS indicating that the Company followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

The Corporate Integrity Agreement restricts the Company from hiring any person or contractor who is ineligible to participate in federal health care programs, federal procurement or federal non-procurement programs or has been convicted of a criminal offense related to the provision of health care items or services. The Company is obligated to conduct ongoing reviews of the qualifications of all of our employees and contractors. If a current employee or contractor is or becomes an ineligible employee as contemplated by the Corporate Integrity Agreement, such individual must be relieved of any responsibility for, and removed from any involvement with, our business operations relating to federal health care programs.

As part of the Corporate Integrity Agreement, the Company also has certain obligations with respect to repayment of identified overpayments and reporting of “Material Deficiencies” the Company may learn of with respect to our relationship with federal health care programs. The Company also must submit annual reports to the Office of Inspector General of the DHHS regarding our compliance with the Corporate Integrity Agreement generally. To the extent that the Company violates the terms of the Corporate Integrity Agreement, the Company may be subject to substantial penalties, including stipulated cash penalties ranging from $1 per day to $2 per day for each day the Company is in breach of the agreement, and, possibly, exclusion from federal health care programs.

(4)    Change in Accounting Estimate

Effective April 1, 2003, the Company changed its estimated useful life on certain long-lived assets acquired from its predecessor, Rotech Medical Corporation. The estimated useful life of certain acquired rental property was changed from an aggregate four years from the date acquired from the Predecessor to a five year useful life from the original acquisition date by the Predecessor. The change increased depreciation expense in the twelve months ended December 31, 2003, by $42,500 and decreased net income by approximately $23,800, or $0.95 per basic share and $0.94 per diluted share. The change was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

(5)    Fresh-Start Reporting

The Company adopted fresh-start reporting, effective March 31, 2002. Under fresh-start reporting, the reorganization value of the Company is allocated to the Company’s assets based on their respective fair values in conformity with a method similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, the Company engaged an independent financial advisor to assist in the determination of the

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reorganization value or fair value of the entity. The estimate of reorganization value was based upon the Company’s cash flows, selected comparable market multiples of publicly traded companies, lease obligations, and other applicable valuation techniques. Upon adoption of fresh-start reporting, the Company recorded $651,814 in reorganization value in excess of identifiable assets—goodwill.

Additionally, in connection with the Predecessor’s emergence from bankruptcy, any liabilities of the Predecessor that existed on the date it filed for bankruptcy protection were substantially eliminated in accordance with the Plan. In this regard, the Predecessor realized a charge of $182,291 related to the reorganization under fresh-start accounting as well as realized an extraordinary gain of $20,441 relative to the forgiveness of liabilities. For accounting purposes, the charge and the gain have been reflected in the operating results of the Predecessor for the three-month period ended March 31, 2002.

Subsequent to March 31, 2002, the following adjustments were made to reorganization value in excess of value of identifiable assets-goodwill as the Company completed and finalized the valuations required under fresh-start reporting to determine the fair value of the Company’s assets and liabilities:

Reduction of property and equipment to estimated fair market value	$4,683
Finalization of additional taxes due related to the Internal Revenue Code Sections 338(h)(10) election	18,194
Finalization of estimates made to recognize cumulative deferred revenue upon emergence	15,157
Allocation of goodwill to specifically identifiable intangible assets	(19,803)
Miscellaneous	(1,122)

Adjustment to reorganization value in excess of value of identifiable assets—goodwill	$17,109

Adjustments to reorganization value in excess of identifiable assets—goodwill during 2003 were not significant.

(6)    Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2002	2003
Patient accounts receivable	$116,444	$98,809
Less allowance for doubtful accounts	19,026	16,947

	$97,418	$81,862

Included in patient accounts receivable at December 31, 2002 and 2003 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 56% and 58% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $18,361 at December 31, 2002 and $14,822 at December 31, 2003. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Business Acquisitions

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

Pro forma results of operations reflecting the 2002 and 2003 acquisitions as if they had occurred at the beginning of 2002 and 2003 have not been presented since the amounts are immaterial to the Company.

On February 6, 2003, the Company entered into an asset purchase agreement with Daniels Investment, Inc. doing business as Northern Kentucky Respiratory Care (“NKR”) to acquire its principal operating assets and certain liabilities (including a loan and outstanding management fees owed to the Company) for a cash purchase price of up to $5,000.

Pursuant to the asset purchase agreement, the Company paid $2,000 in cash on the closing date, with the remaining cash purchase price to be paid out based on an earn-out provision in the agreement. During 2003, $1,000 was paid in cash as part of the purchase price.

The business combination of NKR was accounted for by the purchase method of accounting. The results of the operations of the acquired business are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the NKR acquisition:

Cash	$127
Accounts receivable	300
Property and equipment	613
Intangible assets	50
Goodwill	8,940
Assumption of liabilities	(66)

Fair value of purchased assets	$9,964
Loan and management fees payable to the Company	(6,964)

Cash paid for acquisition	$3,000

The purchase price is subject to change until December 31, 2005, the date the earn-out period expires. The unaudited pro forma effect of the acquisition of NKR on the Company’s revenues, net income (loss) and net income (loss) per share, for the twelve months ended December 31, 2002 and 2003, had the acquisition occurred on January 1, 2002, is not material to the Company’s consolidated statements of operations.

The Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including pre-acquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must wait for resolution or final measurement of contingencies and valuation estimates during the allocation period, which does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Pre-acquisition contingencies in connection with

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, income tax matters and legal proceedings. During the three year periods ended December 31, 2003, the Company resolved or completed the final measurement of certain pre-acquisition contingencies related to business acquisitions; however, the effect of such adjustments was not significant to the Company’s consolidated financial statements.

(8)    Property and Equipment

Property and equipment consist of the following at December 31:

	2002	2003
Patient service equipment	$223,251	$266,421
Furniture, office equipment and software	27,750	36,651
Vehicles	6,157	4,783
Leasehold improvements	7,119	6,992

	264,277	314,847
Less accumulated depreciation and amortization	46,913	164,095

	$217,364	$150,752

The net carrying value of patient service equipment was $183,915 in 2002 and $124,404 in 2003.

(9)    Other Assets

Other assets consist of the following at December 31:

	2002	2003
Debt issue costs	$16,097	$12,013
Investment in provider of home health care products and services	6,804	—
Deposits	3,389	1,928

	$26,290	$13,941

Debt issue costs relate to the long-term debt secured upon emergence from bankruptcy.

The investment in provider of home health care products and services consisted of a loan of $580 and $6,224 of outstanding management fees owed by a provider of home health care products and services (the “Provider”) to the Company. On February 6, 2003, the Company entered into an asset purchase agreement with the Provider to acquire its principal operating assets and certain liabilities of the Provider (including the loans and the outstanding management fees owed to the Company) for a cash purchase price of up to $5,000. The Company paid $2,000 in cash on the closing date and an additional $1,000 during the year pursuant to the asset purchase agreement.

(10)    Accrued Expenses

Accrued expenses consist of the following at December 31:

	2002	2003
Accrued salaries and wages	$12,585	$17,986
Accrued health insurance and other claims	4,449	6,202
Accrued sales tax	1,452	1,393
Other	3,469	1,453

	$21,955	$27,034

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Long-Term Debt

The Company’s long-term debt consists of the following at December 31:

	2002	2003
Senior Secured Term Loan; $173 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	$178,513	$68,000
9 1/2% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	300,000

Sub-total	478,513	368,000
Less current portion	1,799	692

Total long-term debt	$476,714	$367,308

In addition to the above, as of December 31, 2003, the Company has a $75 million five-year revolving credit facility available. No debt was outstanding under this facility at December 31, 2003, however the Company has issued letters of credit totaling $9,990 under this facility.

Interest expense (income) were as follows for the year ended December 31, 2001, the three months ended March 31, 2002, the nine months ended December 31, 2002, and the twelve months ended December 31, 2003:

	Predecessor		Successor
	Twelve months ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003
Interest expense	$73	$14	$33,556	$42,056
Interest income	(395)	(31)	(463)	(707)

Interest (income) expense net	$(322)	$(17)	$33,093	$41,349

Long-term debt maturities during the next five fiscal years are as follows: 2004—$692; 2005—$692; 2006—$692; 2007—$49,486, and 2008—$16,438.

The senior secured credit facilities contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. Our senior secured credit facilities also contain customary financial covenants including, maintenance of the following ratios: (a) a consolidated total leverage ratio, (b) a consolidated senior leverage ratio, (c) a consolidated interest coverage ratio and (d) a consolidated fixed charge coverage ratio. As of December 31, 2003, the Company is in compliance with its covenants.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property and all of the capital stock of each of the Company’s direct and indirect subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries.

(12)    Lease Commitments

The Company operates principally in leased offices and warehouse facilities. In addition, company vehicles, delivery vehicles and office equipment are leased under various operating leases. Lease terms range from one to ten years with renewal options for additional periods. Many leases provide that the Company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

Rental expense for building and vehicle leases approximated $23,508 for the year ended December 31, 2001, $5,715 for the three months ended March 31, 2002, $20,537 for the nine months ended December 31, 2002, $24,590 for the year ended December 31, 2003, and is included as a component of Selling General & Administrative on the accompanying consolidated statement of operations.

Future minimum rental commitments under non-cancelable leases, for branch locations and vehicle leases, are as follows:

For the years ending December 31:
2004	$19,467
2005	14,461
2006	9,261
2007	3,407
2008	921
Thereafter	790

$48,307

(13)    Income Taxes

In connection with the Plan, the Company entered into a Tax Sharing Agreement with the Predecessor and IHS that sets forth the Company’s rights and obligations with respect to taxes arising from and in connection with the implementation of the Plan. The Tax Sharing Agreement sets forth that the parties to the agreement will, for tax purposes, treat the transfer of the Predecessor’s assets to the Company as a taxable event rather than as a tax-free reorganization. An election was made under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under analogous state and local law, with respect to the transfer of the Predecessor’s assets to the Company. As a result of such election, the Company accounted for the acquisition of the stock of all of the subsidiaries as if it had acquired the assets of those subsidiaries for income tax purposes. This deemed asset purchase agreement resulted in some increase in the immediate tax cost of the restructuring, but the Company’s tax basis used in calculating depreciation and amortization deductions for these assets increased substantially, resulting in future tax savings. The Company believes that the present value of such future tax savings will be significantly greater than the tax costs incurred in making the election.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to March 31, 2002, the Predecessor is included in IHS’s consolidated federal income tax return. The allocated provision for current income taxes is applied to increase balances due to the parent company. The allocated provision for income taxes on earnings before income taxes is summarized below for the year ended December 31, 2001, the three months ended March 31, 2002, the nine months ended December 31, 2002 and the year ended December 31, 2003:

	Predecessor		Successor
	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003
Current:
Federal	$26,253	$(184)	$—	$—
State	4,366	(19)	691	3,746

Total current provision	30,619	(203)	691	3,746

Deferred:
Federal	(253)	—	9,405	4,437
State	(42)	—	807	(1,409)

Total deferred provision	(295)	—	10,212	3,028

	$30,324	$(203)	$10,903	6,774

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2002	2003
Deferred tax liabilities:
Excess of book over tax basis of property and equipment	$2,237	$(4,737)
Excess of book over tax basis of intangible assets	12,750	30,642

Total deferred tax liabilities	14,987	25,905

Deferred tax assets:
Deferred revenue	—	5,766
Other accrued liabilities	(3,860)	(2,347)
Net operating loss	(570)	(15,988)
Other	(345)	(152)

Total deferred tax assets	(4,775)	(12,721)

Net deferred tax liabilities	$10,212	13,184

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of tax expense computed at the statutory federal tax rate on earnings before income taxes to the actual income tax expense is as follows for the year ended December 31, 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002 and the year ended December 31, 2003:

	Predecessor		Successor
	Year Ended December 31, 2001	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002	Year Ended December 31, 2003
Tax provision computed at the statutory rate	$14,011	$(52,131)	$8,672	$5,211
Fresh start reporting adjustments	—	51,869	—	—
State income taxes, net of federal income tax benefit	2,810	19	1,063	735
Intangibles amortization and other book expenses not deductible for tax purposes	13,503	40	1,168	828

Total income tax expense	$30,324	$(203)	$10,903	$6,774

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of December 31, 2003 and 2002.

At December 31, 2003, the Company has available federal net operating loss carryforwards of approximately $39,715, which expire in 2023.

(14)    Insurance Coverages

The Company has a self-insured plan for health and medical coverage for its employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims for services incurred in the plan year in excess of $175. Prior to March 26, 2002, the Company had a plan for health and medical coverage through its parent, IHS. Total reserves for group health insurance claims payable, including an estimate for incurred but not reported claims included in other current liabilities in the balance sheet, were approximately $3,800 and $6,063 as of December 31, 2002 and 2003, respectively.

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

(15)    Certain Significant Risks and Uncertainties

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such inherent risks require the use of certain management estimates in the preparation of the Company’s consolidated financial statements and it is reasonably possible that a change in such estimates may occur.

The Company receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and other federally funded programs (primarily Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented a significant concentration of business (see Concentration of Credit Risk).

Recent legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, additional reductions have been imposed. Changes under MMA include a freeze in payments for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the MMA provisions. Medicare payments for home medical equipment including oxygen and nebulizers are set at the 2003 level for 2004 through 2008, unless they are subject to competitive bidding. Furthermore, MMA may further reduce payments in 2005 for these products based on a percentage of the median payments for the items under the Federal Employee Health Benefits Program and freeze them at that reduced level through 2008. MMA also reduces payments for drugs delivered through nebulizer equipment to 80% of average wholesale price, or AWP in 2004 and beginning in 2005, an amount based on 106% of average sales price for most inhalation drugs. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on our revenues and profitability.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(16)    Legal Proceedings—Contingencies

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

(17)    Retirement Benefits

401(k) Savings Plan

The Company instituted a 401(k) Savings Plan (“Savings Plan”) on May 1, 1996. The Savings Plan covers all full-time employees who have met certain eligibility requirements and is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. The Company’s contribution expense was approximately $1,264 for the year ended December 31, 2001, $238 for the three months ended March 31, 2002, and $936 for the nine months ended December 31, 2002. The Company’s current year pension expense was $608.

Employee Profit Sharing Plan

Pursuant to the Plan of Reorganization the Company issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) to an irrevocable trust in order to establish an employee profit sharing plan. The Preferred Stock is held by the Company’s employee profit sharing plan and qualifies as a defined contribution plan in accordance with Statement of Financial Accounting Standards No. 87, Employers’

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Pensions (“SFAS No. 87”). The shares were issued at a fair-market value price of $20 per share, for a total contribution of $5,000. This amount was recognized as a reorganization item in the Predecessor’s Statement of Operations for the three months ended March 31, 2002. At December 31, 2003 the preferred stock was valued at $21.16. The appraised value of the preferred stock and the accumulated interest are as follows:

	Preferred Stock	Per Share Valuation
Balance at December 31, 2001	—	—
Issuance at March 26, 2002	$5,000	$20.00
Dividends accrued	346	—

Balance at December 31, 2002	$5,346	$20.00
Dividends and interest accrued	465	—
Valuation adjustment	290	1.16

Balance at December 31, 2003	$6,101	$21.16

(18)    Related Party Transactions

For 2001, selling, general and administrative expenses include allocations from the IHS corporate office for certain services provided to the Company, including financial, legal, accounting, human resources, information systems and corporate compliance services. Such corporate office allocations, which apply to all IHS divisions, represent expenses clearly applicable to the Company based on determinations that management believes to be reasonable. Such allocated charges were approximately $1,300 for the year ended December 31, 2001, and $0 for the three months ended March 31, 2002. Management estimates that the Company’s corporate administrative and general expenses on a stand-alone basis would have approximated the amounts allocated.

(19)    Segment Data

The Company follows a centralized approach to management of its branch locations through standard operating procedures developed and monitored at the corporate level. Each autonomous branch location provides essentially the same products and services to customers at similar margins through similar distribution and delivery methods. Management reporting and analysis is done on a monthly basis for each location, and then aggregated for analysis as one operating segment for the chief operating decision maker. Additionally, each location operates in a highly regulated environment principally subjected to the same Medicaid and Medicare reimbursements and operating regulations. In addition, management continually monitors the revenue, profits and losses, and allocated assets to each location for the assessments of whether quantitative thresholds have been exceeded under the aggregation criteria in FAS 131.

Net revenues are derived from the following principal service categories:

	Predecessor		Successor
	Year ended December 31, 2001	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003
Oxygen and other respiratory therapy	$465,231	$120,618	$369,875	$487,567
Home medical equipment	131,464	30,745	83,916	86,014
Other	17,792	3,387	9,234	7,640

	$614,487	$154,750	$463,025	$581,221

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    Series A Convertible Redeemable Preferred Stock

The Company issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) pursuant to the plan of reorganization. The Preferred Stock is held by the Company’s employee profit sharing plan and the total preferred stock authorized by the Company are 1,000,000 shares. Each share of Preferred Stock has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of the Company’s board of directors in cash or in additional shares of Preferred Stock. The Preferred Stock is convertible at any time at the option of the holder after consummation of an underwritten initial public offering of the Company’s common stock at a price per share of at least $20 and with gross proceeds to the Company of at least $100 million. If the Company has not completed such an underwritten public offering prior to the fifth anniversary of the date of issuance, a holder may thereafter, at their option, convert each share of Preferred Stock into shares of common stock based on the conversion ratio for each share of Preferred Stock at the time of conversion. Initially, each share of Preferred Stock will be convertible into .8 shares of our common stock. The Preferred Stock must be redeemed by the Company on June 26, 2012 at a minimum redemption price of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 250,000 shares of Preferred Stock would be $5,000 plus any accrued unpaid dividends. The preferred stock had a valuation of $21.16 as of December 31, 2003. At December 31, 2003 and 2002, the preferential accumulated dividends were $811 and $346, respectively.

In the event of any liquidation, or sale or merger, each holder of preferred stock shall receive, out of the assets of the Company legally available for distribution to its stockholders, prior to any payment to any junior securities, the series A preferential amounts.

The adoption of SFAS No. 150 resulted in a valuation adjustment of $290, which is included in interest expense on the Company’s consolidated statement of operations for the year ended December 31, 2003. The impact on both basic and diluted earnings per share was $0.01 for the year ended December 31, 2003.

To the extent that dividends are declared or paid upon common stock, dividends will also be declared or paid to the holders of preferred stock. As of December 31, 2003, the Company has not declared or paid dividends to the holders of any class of stock.

(21)    Restructuring Accruals

The Company is implementing certain restructuring activities that include head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the year ended December 31, 2003, $6,508 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $6,508 in charges, $6,232 was paid in cash. As of December 31, 2003, the Company had approximately $1,676 recorded in accrued expenses related to restructuring charges. Management anticipates payout of the remaining accrual in 2004. At January 1, 2003 the Company had approximately $1,400 recorded in accrual expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and administrative expenses in the consolidated statements of operations. The Company terminated approximately 15% of its employees during the year ended December 31, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22)    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2002:

	Three Months Ended
	Predecessor	Successor
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net revenues	$154,750	$154,993	$153,140	$154,892

Net (loss) earnings:
(Loss) earnings before extraordinary items	(153,741)	7,375	4,433	2,064
Extraordinary gain (loss) from debt discharge and the cumulative effect of a change in accounting principle	20,441	—	—	—

Net (loss) earnings	$(133,300)	$7,375	$4,433	$2,064

Net earnings (loss) per common share (a):
Basic	—	0.29	0.17	0.08
Diluted	—	0.29	0.17	0.08
Market prices (b):
High	—	—	21.00	18.00
Low	—	—	10.00	13.00

(a)	Earnings per share data not provided for the Predecessor, since the Predecessor was a wholly owned subsidiary of IHS.
(b)	The Company’s common stock was initially allocated to the creditors of IHS and distributed to the Predecessor on March 26, 2002 in connection with the Plan, but was not distributed by the Predecessor to the creditors until July 2002. The Company’s common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” under the symbol “ROHI”.

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for each of the quarterly periods in 2003, the Company determined that the amortization related to approximately $3.5 million of deferred financing costs associated with its $200 million Senior Secured Term Loan had not appropriately reflected the effects which the Company’s accelerated prepayments would have had on the computation of amortization for these deferred financing costs during 2003. As a result, interest expense has been restated from the amounts previously reported to account for an increase in the amortization of the deferred financing costs in accordance with the effective interest method to take into account the accelerated prepayments. The effect of this restatement was to increase the amount of amortization expense recognized in interest expense by approximately $2.3 million during 2003. The results for the three months ended March 31, 2003 include an additional expense of approximately $234,000, net of income taxes, for the effect of the difference in amortization of deferred financing costs that would have been recognized in fiscal 2002 as the amounts are not considered material to require restatement of such prior year results.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying December 31, 2003 consolidated financial statements give effect to the quarterly restatements discussed above. A summary of the unaudited quarterly financial statements (as previously reported and as restated) is as follows (dollars in thousands):

	Successor Three months ended
	March 31, 2003 as Previously Reported	March 31, 2003 as Restated	June 30, 2003 as Previously Reported	June 30, 2003 as Restated	September 30, 2003 as Previously Reported	September 30, 2003 as Restated	December 31, 2003 as Previously Reported (c)	December 31, 2003 as Restated
Summary Statement of Operations Information
Net revenues	$152,577	$152,577	$145,707	$145,707	$142,353	$142,353	$140,584	$140,584
Interest expense	10,229	10,806	9,464	9,824	9,786	10,623	9,650	10,096
Federal and state income taxes	4,198	3,967	(5,024)	(5,168)	2,341	1,958	6,195	6,017
Earnings (loss) before cumulative effect of a change in accounting principle	5,343	4,997	(6,463)	(6,679)	2,872	2,329	8,063	7,796
Cumulative effect of a change in accounting principle	—	—	—	—	30	30	—	—
Net earnings (loss)	5,343	4,997	(6,463)	(6,679)	2,842	2,299	8,063	7,796
Net earnings per common share—basic	0.21	0.20	(0.26)	(0.27)	0.11	0.09	0.32	0.31
Net earnings per common share—diluted	0.21	0.20	(0.26)	(0.27)	0.11	0.09	0.32	0.31
Market prices:
High	17.80	17.80	23.05	23.05	25.75	25.75	31.25	31.25
Low	13.80	13.80	12.00	12.00	21.50	21.50	20.50	20.50
Summary Balance Sheet Information
Deferred tax asset (a)	4,775	5,006	4,775	5,150	4,775	5,511
Other assets	19,004	18,427	16,818	15,882	16,064	14,223	16,228	13,941
Other current assets (b)							18,666	19,580
Retained earnings	18,758	18,412	12,182	11,620	15,025	13,920	23,087	21,714

(a)	Included as a component of other current assets for the three months ended December 31, 2003.
(b)	Includes deferred tax asset for the three months ended December 31, 2003 which was disclosed as a separate asset for prior quarters.
(c)	The financial information for the three months ended December 31, 2003 was previously reported in a press release dated February 25, 2004, which was furnished to the Commission on a Form 8-K.