Form 10-Q
period 2004-03-31
ROTECH HEALTHCARE INC
filed 2004-05-17
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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
    Yes  ☐    No  ☒

As of May 14, 2004, the registrant had 25,047,729 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$20,980	$25,620
Accounts receivable, net	81,862	78,671
Other accounts receivable	892	1,189
Inventories	7,989	8,667
Prepaid expenses	4,328	3,979
Income taxes receivable	2,531	—
Deferred tax asset	12,721	12,721

Total current assets	131,303	130,847
Property and equipment, net	150,752	142,492
Identifiable intangible assets, net	17,684	17,359
Other goodwill	11,256	11,256
Reorganization value in excess of value of identifiable assets—goodwill	668,347	668,347
Other assets	13,941	13,276

	$993,283	$983,577

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,652	$19,486
Accrued expenses	27,034	18,447
Accrued interest	9,873	16,738
Deferred revenue	13,768	13,779
Income taxes payable	—	5,016
Current portion of long-term debt	692	439

Total current liabilities	68,019	73,905
Deferred tax liabilities	25,905	25,905
Priority tax claim	8,352	8,344
Long-term debt, less current portion	367,308	342,561
Series A Convertible Redeemable Preferred Stock	6,101	6,220
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	495,881	495,881
Retained earnings	21,714	30,758

Total stockholders’ equity	517,598	526,642

	$993,283	$983,577

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Three months ended March 31,
	2003	2004
	(As restated, See Note 2)
Net revenues	$152,577	$134,011
Cost of net revenues
Product and supply costs	21,362	15,733
Patient service equipment depreciation	14,067	16,986

Total cost of net revenues	35,429	32,719

Gross profit	117,148	101,292
Costs and expenses:
Provision for doubtful accounts	4,560	5,279
Selling, distribution and administrative	92,818	71,431
Interest expense, net	10,806	9,232

Total costs and expenses	108,184	85,942

Earnings before income taxes	8,964	15,350
Federal and state income tax expense	3,967	6,306

Net earnings	4,997	9,044
Accrued dividends on redeemable preferred stock	112	—

Net earnings available for common stockholders	$4,885	$9,044

Net earnings per common share—basic	$0.20	$0.36

Net earnings per common share—diluted	$0.19	$0.35

Weighted average shares outstanding—basic	24,999,998	25,042,029

Weighted average shares outstanding—diluted	25,199,998	25,718,109

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2003	2004
	(As restated, See Note 2)
Net earnings	$4,997	$9,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	4,560	5,279
Depreciation and amortization	16,920	20,420
Loss on disposal of fixed assets	—	127
Deferred income taxes	(16)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,800)	(2,088)
Decrease (increase) in other receivables	980	(297)
Decrease (increase) in inventories	4,778	(678)
Decrease in prepaid expenses	560	349
Decrease in income taxes receivable	—	2,531
Decrease in accounts payable and accrued expenses	(2,373)	(5,753)
Increase in accrued interest	7,351	6,984
(Decrease) increase in income taxes payable	(5,341)	5,016
(Decrease) increase in deferred revenue	(244)	11

Net cash provided by operating activities	29,372	40,945
Cash flows from investing activities:
Purchases of property and equipment, net	(15,038)	(11,962)
Business acquisitions	(8,681)	—
Decrease in other assets	7,864	665

Net cash used in investing activities	(15,855)	(11,297)

Cash flows from financing activities:
Payments of long term borrowings	(10,450)	(25,000)
Payments of liabilities subject to compromise/priority tax claim	(293)	(8)

Net cash used in financing activities	(10,743)	(25,008)

Increase in cash and cash equivalents	2,774	4,640
Cash and cash equivalents, beginning of period	28,012	20,980

Cash and cash equivalents, end of period	$30,786	$25,620

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Restatements: Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for each of the quarterly periods in 2003, the Company determined that amortization related to approximately $3.5 million of deferred financing costs associated with its $200 million senior secured term loan had not appropriately reflected the effect which the Company’s accelerated prepayments would have had on the computation of amortization for these deferred financing costs during 2003. As a result, interest expense has been restated from the amounts previously reported to account for an increase in the amortization of the deferred financing costs in accordance with the effective interest method to take into account the accelerated prepayments. The results for the three months ended March 31, 2003 include an additional expense of approximately $234 net of income taxes, for the effect of the difference in amortization of deferred financing costs that would have been recognized in fiscal 2002 as the amounts are not considered material to require restatement of such prior year results.

A summary of the unaudited effect of the restatement on the three months ended March 31, 2003 (as previously reported and as restated) is as follows (dollars in thousands):

	Three months ended March 31, 2003
	(As previously reported)	(As restated)
Interest expense	$10,229	$10,806
Net income	$5,343	$4,997

Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) was issued by the Financial Accounting Standards Board (“FASB”). This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending December 15, 2002. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements. The Company will not change to the fair value based method of accounting for stock-based employee compensation permitted by SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN No. 46 (“FIN No. 46-r”) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-r are effective as of March 31, 2004. The adoption of FIN No. 46-r will not have a material impact on the Company’s consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and therefore has classified and accounted for the Company’s Series A Convertible Redeemable Preferred Stock as a liability on the Company’s consolidated financial statements.

(3)	Change in Accounting Estimate

Effective April 1, 2003, the Company changed its estimated useful life on certain long-lived assets acquired from its predecessor, Rotech Medical Corporation. The estimated useful life was changed from an aggregate four years from the date acquired from the predecessor to a five-year useful life from the original acquisition date. The change decreased net income in the three months ended March 31, 2004 by $453, or $0.02 per basic share and $0.02 per diluted share. The change was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

(4)	Earnings Per Common Share

Basic earnings per share (“EPS”) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months end March 31, 2003 and March 31, 2004. Common equivalent shares totaling 2,060,000 and 287,500 are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented below:

	Three Months ended March 31,
	2003	2004
Weighted average basic shares	24,999,998	25,042,029
Effect of dilutive securities:
Weighted options outstanding	—	476,080
Conversion of convertible redeemable preferred stock	200,000	200,000

Weighted average diluted shares	25,199,998	25,718,109

As permitted under SFAS No. 148 and 123, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net earnings and basic and diluted earnings per share would have been as follows:

	Three Months ended March 31,
	2003	2004
Net earnings available for common stockholders:
As reported	$4,885	$9,044
SFAS 123 pro forma compensation expense net of tax	$241	$323
Pro forma	$4,644	$8,721
Basic net earnings available for common stockholders per share:
As reported	$0.20	$0.36
Pro forma	$0.19	$0.35
Diluted net earnings available for common stockholders per share:
As reported	$0.19	$0.35
Pro forma	$0.18	$0.34

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Options to purchase approximately 3,300,000 shares of common stock at prices ranging from $14.55 to $24.95 per share were outstanding as of March 31, 2004.

(5)	Acquisitions

On February 6, 2003, the Company entered into an asset purchase agreement with Daniels Investment, Inc. d/b/a Northern Kentucky Respiratory Care (“NKR”) to acquire its principal operating assets and certain liabilities (including a loan and outstanding management fees owed to the Company) for a cash purchase price of up to $5,000.

Pursuant to the asset purchase agreement, the Company paid $2,000 in cash on the closing date, with the remaining cash purchase price to be paid out based on an earn-out provision in the agreement. During 2003, an additional $1,000 was paid in cash as part of the purchase price.

The business combination of NKR was accounted for by the purchase method of accounting. The results of the operations of the acquired business are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the NKR acquisition:

Cash	$127
Accounts receivable	300
Property and equipment	613
Intangible assets	50
Goodwill	8,940
Assumption of liabilities	(66)

Fair value of purchased assets	$9,964
Loan and management fees payable to the Company	(6,964)

Cash paid for acquisition	$3,000

The purchase price is subject to adjustment if certain targets are met until December 31, 2005, the date the earn-out period expires.

(6)	Restructuring Accruals

The Company implemented certain restructuring activities that include head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month period ended March 31, 2003, $5,806 of restructuring related charges were recognized for severances and lease cancellation charges. For the three months ended March 31, 2003, the Company paid $2,873 in cash for restructuring related charges. During the three month period ended March 31, 2004, there were no restructuring related charges recognized. During the three months ended March 31, 2004, the Company paid $643 in cash for restructuring related charges. As of March 31, 2004, the Company had approximately $1,033 recorded in accrued expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and administrative expenses in the condensed consolidated statements of operations. The Company terminated approximately 15% of its employees during the three months ended March 31, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

The following table reflects the components of other identifiable intangible assets:

	December 31, 2003		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable identifiable intangible assets:
Customer/physician relationship	$12,000	$1,050	$12,000	$1,200
Computer software	5,000	583	5,000	667
Other	1,004	687	1,015	789

Subtotal	18,004	2,320	18,015	2,656
Non-amortizable identifiable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total identifiable intangible assets	$20,004	$2,320	$20,015	$2,656

Amortization expense for the three months ended March 31, 2003 and March 31, 2004 was approximately $331 and $336, respectively.

Estimated amortization expense for each of the fiscal years ended December 31, is as follows:

Amount
2004	$1,072
2005	984
2006	984
2007	966
2008	944

(8)	Segment Data

The Company has determined that it has one reportable segment because all distribution locations have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The accounting policies of the reporting segment are those discussed in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended March 31,
	2003	2004
Respiratory therapy equipment and services	$126,183	$115,986
Durable medical equipment	23,798	16,554
Other health care products	2,596	1,471

	$152,577	$134,011

(9)	Other Commitments and Contingencies

The Company is subject to workers’ compensation and employee health benefit claims, which are primarily self-insured. The Company does, however, maintain certain stop-loss and other insurance coverage which management believes to be appropriate.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. The Company reviews its estimated provisions on a monthly basis and makes changes when necessary. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Footnote 12, Significant Events. In the opinion of management there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations.

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 70.0% and 72.0% of the Company’s patient revenue for the three months ended March 31, 2003 and March 31, 2004, respectively.

Recent legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), additional reductions have been imposed. Changes under MMA include a freeze in payments for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect the Company’s products generally, although specific products may be affected by some but not all of the MMA provisions. Medicare payments for home medical equipment (“HME”) including oxygen and nebulizers, are set at the 2003 level for 2004 through 2008, unless they are subject to competitive bidding. Furthermore, MMA may further reduce payments in 2005 for these products based on a percentage of the median payments for the items under the Federal Employee Health Benefits Program and freeze them at that reduced level through 2008. MMA also reduces payments for drugs delivered through nebulizer equipment to 80% of average wholesale price (“AWP”) in 2004 and beginning in 2005, an amount based on 106% of average sales price for most inhalation drugs. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on the Company’s revenues and profitability.

Currently, Medicare payments to the Company for its HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, beginning in 2004 through 2008, most payments for HME will not be adjusted upward by a cost of living index and, therefore, will be “frozen,” unless the item becomes subject to competitive bidding. Further, beginning in 2005, certain items of HME, including wheelchairs, nebulizers, oxygen and oxygen equipment, will experience a further reduction in the fee schedule amount. That further reduction will be based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, as that amount is determined by the Office of Inspector General of The Department of Health and Human safety (“DHHS”). The adjusted payments would remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of the Company’s Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15%. Beginning in 2005, payments for drugs delivered through nebulizer equipment will be based on 106% of

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

average sales price (“ASP”). ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the products of manufacturers’ average sales prices for the drug in the fiscal quarter and the number of units sold and then dividing by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, the Centers for Medicare and Medicaid studies (“CMS”) (the federal agency responsible for administering the Medicare program) may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. In 2003, Medicare covered inhalation drugs accounted for approximately one fifth of the Company’s recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, the Company believes that the ASP provision, if implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004. Such reductions in Medicare reimbursement for inhalation medications could have a material, adverse effect on the Company’s revenues and profitability

Recently, CMS conducted competitive bidding demonstrations for certain Medicare services. Under MMA, starting in 2007, Medicare will begin a nationwide competitive bidding program in ten high-population metropolitan services areas (“MSAs”) for certain high cost and high utilization items. The program will expand to cover 80 MSAs in 2009 and additional areas thereafter. Competitive bidding will require suppliers to compete for the exclusive or limited rights to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. Competitive bidding may result in lower reimbursement or the loss of the Company’s ability to provide services in certain regions. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail order for the particular item. A large number of the Company’s facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. Therefore, the impact on the Company’s business is uncertain.

The Company’s operations are subject to a variety of federal, state and local legal and regulatory risks, including, without limitation, federal Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback Statute”) and the federal Ethics in Patient Referral Act of 1989 (“Stark I”) as amended by the Omnibus Budget and Reconciliation Act of 1993 (“Stark II” and together with Stark I, “Stark”) many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of federal health care program patients, including Medicare and Medicaid patients. Stark prohibits, with limited exceptions, a physician from referring Medicare or Medicaid patients for certain designated health services to an entity which the physician has a financial relationship. Stark also prohibits the submission of a claim to Medicare or Medicaid by the entity for designated health services furnished pursuant to a prohibited referral. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute with which the Company must comply. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

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

The Company has formed a Corporate Compliance Department to help identify, prevent and deter instances of non-compliance with Medicare and Medicaid regulations. Although the Company strives to manage these regulatory risks, there can be no assurance that federal and/or state regulatory agencies that currently have jurisdiction over matters including, without limitation,

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

Medicare, Medicaid and other government reimbursement programs, will take the position that the Company’s business and operations are in compliance with applicable law or with the standards of such regulatory agencies.

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

(11)	Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2003	March 31, 2004
Senior Secured Term Loan; $110 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR plus 3%, payable quarterly	$68,000	$43,000
9 ½% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	300,000

Sub-total	368,000	343,000
Less: current portion	692	439

Total long-term debt	$367,308	$342,561

In addition to the above, as of March 31, 2004, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at March 31, 2004; however, the Company has issued letters of credit totaling $9,990 under this facility to guaranty the Company’s payments on future insurance claims.

(12)	Significant Events

Due to the nature of its business, the Company is involved from time to time in lawsuits that arise in the ordinary course of business. The Company does not believe that any lawsuit it is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information including information relating to Medicare billing and VA contracting. The Company is cooperating fully with the investigation; however, the Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. In addition, the Company received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts and the Company has provided documents in response to such requests. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

(13)	Supplemental Cash Flow Information

	Three months ended March 31,
	2003	2004
Cash payments for:
Interest	$2,989	$1,166
Income taxes	$516	$187

Supplemental Schedule of Noncash Investing and Financing Activities

During the three months ended March 31, 2003, the Company purchased the principal operating assets and assumed certain liabilities of a provider of home health care products and services. In conjunction with this purchase, liabilities were assumed as follows:

Fair value of assets acquired	$8,874
Cash paid at the time of acquisition for the net assets acquired	(2,000)
Loan and management fees payable to the Company	(6,808)

Liabilities assumed	$66

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2003 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As discussed in Note 2 to the condensed consolidated financial statements included under Item 1 of this Form 10-Q, we have restated our condensed consolidated financial statements for the three month period ended March 31, 2003. The following discussion of our financial condition and results of operations gives effect to the restatement. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 83.0% and 87.0% of our net revenues for the three-months ended March 31, 2003 and three-months ended March 31, 2004, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 16.0% and 12.4% of net revenues for the three-months ended March 31, 2003 and the three-months ended March 31, 2004, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

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

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our products. These changes include a freeze in payments for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15% . Beginning in 2005, payments for drugs delivered through nebulizer equipment will be based on 106% of average sales price, or ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the products of manufacturers’ average sales prices for the drug in the fiscal quarter and the number of units sold and then dividing by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, the Centers for Medicare and Medicaid Services may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. In 2003, Medicare covered inhalation drugs accounted for approximately one fifth of our recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004. Such reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on our revenues and profitability.

The following table shows our results of operations for the three months ended March 31, 2003 and March 31, 2004.

	Three months ended March 31,
	2003	2004
Net revenues	$152,577	$134,011
Cost of net revenues
Product and supply costs	21,362	15,733
Patient service equipment depreciation	14,067	16,986

Total cost of net revenues	35,429	32,719

Gross profit	117,148	101,292
Costs and expenses:
Provision for doubtful accounts	4,560	5,279
Selling, distribution and administrative	92,818	71,431
Interest expense, net	10,806	9,232

Total costs and expenses	108,184	85,942

Earnings before income taxes	8,964	15,350
Federal and state income tax expense	3,967	6,306

Net earnings	4,997	9,044
Accrued dividends on redeemable preferred stock	112	—

Net earnings available for common stockholders	$4,885	$9,044

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2003 and March 31, 2004.

	Three months ended March 31,
	2003	2004
Net revenues	100.0%	100.0%
Cost of net revenues
Product and supply costs	14.0%	11.7%
Patient service equipment depreciation	9.2%	12.7%

Total cost of net revenues	23.2%	24.4%

Gross profit	76.8%	75.6%
Costs and expenses:
Provision for doubtful accounts	3.0%	3.9%
Selling, distribution and administrative	60.8%	53.3%
Interest expense, net	7.1%	6.9%

Total costs and expenses	70.9%	64.1%

Earnings before income taxes	5.9%	11.5%
Federal and state income tax expense	2.6%	4.7%

Net earnings	3.3%	6.8%

Results of Operations

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003

Total net revenues for the three months ended March 31, 2004 were $134.0 million as compared to $152.6 million for the comparable period in 2003. The decrease in revenue is consistent with the previously announced plan of exiting product lines, business units, and contracts that are inconsistent with our profit objectives and the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our respiratory medication sales.

Cost of net revenues for the three months ended March 31, 2004 decreased $2.7 million, or 7.6%, to $32.7 million, from the comparable period in 2003. Cost of net revenues as a percentage of net revenue was 24.4% for the three months ended March 31, 2004 as compared to 23.2% for the comparable period in 2003. The results of operations for the three months ended March 31, 2004 included an increase of $3.0 million in our patient service equipment depreciation. This increase in patient service equipment depreciation costs was offset by a decline in our product and supply costs, which is attributable to the change in the revenue composition from lower gross margin durable medical equipment to higher margin respiratory therapy equipment and services. Depreciation on our rental equipment increased primarily due to the increase of approximately 40,000 additional assets in our gross rental equipment category as compared with the same period in 2003. The increased depreciation is also a result of the effect of the estimated useful life then in effect that was changed during the second quarter of 2003 (see Note 3 to the condensed consolidated financial statements included under Item 1 of this Form 10-Q for more information regarding our change in accounting estimate). During the three month period ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1, 2002 related to long lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we have changed our depreciation policy for these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. As a result of that change in depreciation estimate, we recognized approximately $0.8 million in additional depreciation expense for the three months ended March 31, 2004.

The provision for doubtful accounts for the three months ended March 31, 2004 increased by $0.7 million, or 15.8%, from the comparable period in 2003. The provision for doubtful accounts as a percentage of net revenue increased to 3.9% for the three months ended March 31, 2004 as compared to 3.0% for the same period in 2003. The increase in this expense was primarily attributed to the continued effects of consolidating our billing centers to a more centralized and efficient model. As part of this consolidation, we have made significant changes in our collection policies and procedures.

Selling, distribution and administrative expenses for the three months ended March 31, 2004 decreased by $21.4 million, or 23.0%, to $71.4 million, from the comparable period in 2003. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which was accomplished through a reduction in our employee head count.

Selling, distribution and administrative expenses as a percentage of net revenues decreased to 53.3% for the three months ended March 31, 2004 from 60.8% for the three months ended March 31, 2003.

Interest expense for the three months ended March 31, 2004 decreased $1.7 million from the comparable period in 2003. The decrease is primarily attributable to the repayment of approximately $125.1 million of long-term bank debt in the past twelve months.

Federal and state income taxes for the three months ended March 31, 2004 increased $2.3 million to an expense of $6.3 million from the comparable period in 2003. The increase in federal and state income taxes was primarily due to increased taxable income for the three-month period ended March 31, 2004.

Net earnings were $9.0 million for the three months ended March 31, 2004 as compared to net earnings of $4.9 million for the same period in 2003. The increase in the current period resulted primarily from the reduction in selling, distribution and administrative expenses accomplished through a reduction in our head count.

For the three months ended March 31, 2004, earnings from operations before interest, income taxes, depreciation and amortization (EBITDA) was $45.0 million as compared to $36.7 million for the three months ended March 31, 2003. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three Months Ended March 31,
	2003 (As restated, See Note 2)	2004
Net earnings	$4,997	$9,044
Income tax expense	3,967	6,306
Interest expense, net	10,806	9,232
Depreciation & amortization	16,920	20,420

EBITDA	$36,690	$45,002

We view EBITDA as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. This performance measure should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from this benchmark are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, the benchmarks as presented may not be comparable to other similarly titled measures of other companies.

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended March 31, 2004. Management also believes that its business is not seasonal.

Liquidity and capital resources

Net cash provided by operating activities and reorganization items was $40.9 million for the three months ended March 31, 2004, as compared to $29.4 million for the same period in 2003. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts increased $2.1 million from $98.8 million at December 31, 2003 to $100.9 million at March 31, 2004. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 53 days at March 31, 2004 compared to 52 days at December 31, 2003.

Included in accounts receivable are earned but unbilled receivables of $13.2 million at March 31, 2004 and $14.8 million at December 31, 2003. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $11.3 million for the three months ended March 31, 2004 as compared to $15.9 million for the three months ended March 31, 2003. Activity in the three months ended March 31, 2004 included investment in capital equipment of $11.9 million.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. Additionally, included in this facility is the issuance of $9.9 million in stand by letters of credit. As of December 31, 2003 and March 31, 2004, we had not drawn upon the revolving credit facility.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of either the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance. As of December 31, 2003 and March 31, 2004, we had balances of $68.0 and $43.0 million outstanding, respectively

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of March 31, 2004, we were in compliance with such covenants.

Accrued interest on our borrowings was $7.9 million and $14.5 million at December 31, 2003 and March 31, 2004, respectively. During the three months ended March 31, 2004, we made our regularly scheduled principal payments with respect to the term loan in the aggregate amount of approximately $0.2 million and made voluntary prepayments of principal on the term loan in the amount of approximately $24.8 million. At March 31, 2004, the outstanding balance on our term loan was $43.0 million, which bore interest at the rate of 4.2% per annum.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the three-month periods ended March 31, 2003 and March 31, 2004, our capital expenditures were $15.0 million and $11.9 million, respectively, representing 9.8% and 8.9% of our net revenues for each period, respectively. We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Our capital and debt structure was determined upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. We expect to review our capital and debt structure during 2004. This review will include, but not be limited to, consideration of a primary and/or secondary stock offering, a stock exchange listing, and a restructuring of our debt. We have no present plans to take any of such actions, and any decisions will necessarily depend upon market and business conditions at the applicable time.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition and Accounts Receivable

Revenues are recognized when services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors. Revenues derived from capitation arrangements are insignificant.

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date. However, we defer revenue for the rental of equipment and amortize it over the period such revenue is earned.

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

Property and Equipment

Prior to March 31, 2002, property and equipment were stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, five years for patient service equipment, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

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

Included in property, equipment and improvements are costs related to internally developed and purchased software that are capitalized and amortized over periods not exceeding three years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount.

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

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; and the costs and effects of legal proceedings. Readers should refer to the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these variable debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our predecessor to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of March 31, 2004, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $ 9.9 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $43.0 million is outstanding as of March 31, 2004), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2004 through December 31, 2004.

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

Internal Control Over Financial Reporting

During the first quarter of fiscal 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we have made improvements to our internal controls over financial reporting and will continue to do so. These improvements include, but are not limited to, further formalization of policies and procedures, improved segregation of duties, and improved controls over the recording and tracking of fixed assets.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Significant Events” in
Note 12 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Not applicable.

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

On February 26, 2004, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission, dated February 25, 2004, disclosing under Item 12 its financial results for the quarter and year ended December 31, 2003.

On March 5, 2004, the Company furnished an amended Current Report on Form 8-K/A to the Securities and Exchange Commission in order to correct a typographical error included in the Form 8-K furnished on February 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 17, 2004	By:	/S/ PHILIP L. CARTER

Philip L. Carter President and Chief Executive Officer

Dated: May 17, 2004	By:	/S/ JANET L. ZIOMEK

Janet L. Ziomek Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.