Form 10-Q
period 2004-06-30
ROTECH HEALTHCARE INC
filed 2004-08-16
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

As of August 16, 2004, the registrant had 25,192,058 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$39,764	$20,980
Accounts receivable, net	78,799	81,862
Other accounts receivable	823	892
Inventories	8,234	7,989
Prepaid expenses	4,207	4,328
Income taxes receivable	—	2,531
Deferred tax asset	12,721	12,721

Total current assets	144,548	131,303

Property and equipment, net	135,349	150,752
Identifiable intangible assets, net	17,102	17,684
Other goodwill	11,256	11,256
Reorganization value in excess of value of identifiable assets—goodwill	668,347	668,347
Other assets	12,725	13,941

	$989,327	$993,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,750	$16,652
Accrued expenses	18,851	27,034
Accrued interest	9,085	9,873
Deferred revenue	13,568	13,768
Income taxes payable	11,119	—
Current portion of long-term debt	439	692

Total current liabilities	67,812	68,019

Deferred tax liabilities	25,905	25,905
Priority tax claim	7,091	8,352
Long-term debt, less current portion	342,451	367,308
Series A Convertible Redeemable Preferred Stock	6,377	6,101

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	498,543	495,881
Retained earnings	41,145	21,714

Total stockholders’ equity	539,691	517,598

	$989,327	$993,283

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003 (As restated)	2004	2003 (As restated)
Net revenues	$133,400	$145,707	$267,411	$298,284
Cost of net revenues
Product and supply costs	17,583	18,990	33,316	40,352
Patient service equipment depreciation	16,156	43,168	33,141	57,235

Total cost of net revenues	33,739	62,158	66,457	97,587

Gross profit	99,661	83,549	200,954	200,697
Costs and expenses:
Provision for doubtful accounts	3,497	5,378	8,776	9,938
Selling, distribution and administrative	70,163	80,194	141,595	173,012
Interest expense, net	8,392	9,824	17,624	20,630

Total costs and expenses	82,052	95,396	167,995	203,580

Earnings (loss) before income taxes	17,609	(11,847)	32,959	(2,883)
Federal and state income tax expense (benefit)	7,220	(5,168)	13,526	(1,201)

Net Earnings (loss)	10,389	(6,679)	19,433	(1,682)
Accrued dividends on redeemable preferred stock	—	113	—	225

Net earnings (loss) available for common stockholders	$10,389	$(6,792)	$19,433	$(1,907)

Net earnings (loss) per common share—basic	$0.41	$(0.27)	$0.78	$(0.08)

Net earnings (loss) per common share—diluted	$0.40	$(0.27)	$0.75	$(0.08)

Weighted average shares outstanding—basic	25,082,338	24,999,998	25,062,183	24,999,998

Weighted average shares outstanding—diluted	26,005,129	24,999,998	25,861,056	24,999,998

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003 (As restated)	2004	2003 (As restated)
Net Earnings (loss)	$10,389	$(6,679)	$19,433	$(1,682)

Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	3,497	5,378	8,776	9,938
Depreciation and amortization	19,697	46,245	40,115	63,164
Loss on disposal of fixed assets	125	—	265	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,625)	(1,482)	(5,713)	(4,281)
Decrease (increase) in other receivables	366	(1,132)	69	(152)
Decrease (increase) in inventories	433	6,663	(244)	11,441
(Increase) decrease in prepaid expenses	(228)	(1,356)	121	(796)
(Increase) decrease in income taxes receivable	—	(6,722)	2,531	(6,722)
(Decrease) increase in accounts payable and accrued expenses	(4,334)	1,815	(10,088)	(574)
(Decrease) increase in accrued interest	(7,496)	(7,288)	(512)	63
Increase (decrease) in income taxes payable	6,103	(1,447)	11,119	(6,787)
Decrease in deferred revenue	(211)	(325)	(200)	(569)

Net cash provided by operating activities	24,716	33,670	65,672	63,043

Cash flows from investing activities:
Purchases of property and equipment	(12,422)	(17,618)	(24,394)	(32,656)
Business acquisitions-net of cash acquired	—	—	—	(1,873)
Decrease in other assets	551	2,546	1,215	3,601

Net cash used in investing activities	(11,871)	(15,072)	(23,179)	(30,928)

Cash flows from financing activities:
Payments of long term borrowings	(110)	(20,063)	(25,110)	(30,513)
Payments of liabilities subject to compromise/priority tax claim	(1,253)	(13)	(1,261)	(306)
Proceeds from stock option exercises	2,662	—	2,662	—

Net cash provided (used) by financing activities	1,299	(20,076)	(23,709)	(30,819)

Increase (decrease) in cash and cash equivalents	14,144	(1,478)	18,784	1,296
Cash and cash equivalents, beginning of period	25,620	30,786	20,980	28,012

Cash and cash equivalents, end of period	$39,764	$29,308	$39,764	$29,308

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

(2)	Accounting Policies and Recent Accounting Pronouncements

Restatements: Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for each of the quarterly periods in 2003, the Company determined that amortization related to approximately $3.5 million of deferred financing costs associated with its $200 million senior secured term loan had not appropriately reflected the effect which the Company’s accelerated prepayments would have had on the computation of amortization for these deferred financing costs during 2003. As a result, interest expense has been restated from the amounts previously reported to account for an increase in the amortization of the deferred financing costs in accordance with the effective interest method to take into account the accelerated prepayments. The results for the three months and six months ended June 30, 2003 include a reduction of net earnings of approximately $216 and $562, respectively, for the effect of the difference in amortization of deferred financing costs that was expensed versus what should have been recognized in fiscal 2003.

A summary of the unaudited effect of the restatement on the three and six months ended June 30, 2003 (as previously reported and as restated) is as follows (dollars in thousands):

	Three months ended June 30, 2003		Six months ended June 30, 2003
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Interest expense, net	$9,464	$9,824	$19,693	$20,630
Net (loss)	$(6,463)	$(6,679)	$(1,120)	$(1,682)

Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) was issued by the Financial Accounting Standards Board (“FASB”). This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements. The Company has elected to not implement the fair value based method of accounting for stock-based employee compensation as permitted by SFAS No. 148.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN No. 46-R are effective as of March 31, 2004. The adoption of FIN No. 46-R does not have a material impact on the Company’s consolidated financial statements.

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

(3)	Earnings Per Common Share

Basic earnings per share (“EPS”) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options, and are based upon the weighted average number of common shares and common equivalent shares outstanding. Common stock equivalent shares totaling 117,500 and 297,500 for the three months and six months ended June 30, 2004, respectively, and 1,335,000 and 3,250,000 for the same periods in 2003 were excluded from the computation of diluted EPS where they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented below:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Weighted average basic shares	25,082,338	24,999,998	25,062,183	24,999,998
Effect of dilutive securities:
Weighted options outstanding	722,791		598,873
Conversion of convertible redeemable preferred stock	200,000		200,000

Weighted average diluted shares	26,005,129	24,999,998	25,861,056	24,999,998

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

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003 (As restated)	2004	2003 (As restated)
Net Earnings (loss) available for common stockholders:
As reported	$10,389	$(6,792)	$19,433	$(1,907)
SFAS 123 pro forma compensation expense net of tax	$319	$364	$645	$607
Pro forma	$10,070	$(7,156)	$18,788	$(2,514)
Basic net earnings (loss) available for common stockholders per share:
As reported	$0.41	$(0.27)	$0.78	$(0.08)
Pro forma	$0.40	$(0.29)	$0.75	$(0.10)
Diluted net earnings (loss) available for common stockholders per share:
As reported	$0.40	$(0.27)	$0.75	$(0.08)
Pro forma	$0.39	$(0.29)	$0.73	$(0.10)

Options to purchase approximately 3,180,751 share of common stock at prices ranging from $14.55 to $26.00 per share were outstanding as of June 30, 2004. Options to purchase approximately 3,225,000 shares of common stock at prices ranging from $14.55 to $20.00 per share were outstanding as of June 30, 2003.

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

The business combination of NKR was accounted for by the purchase method of accounting. The results of the operations of the acquired business are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the NKR acquisition:

Cash	$127
Accounts receivable	300
Property and equipment	613
Intangible assets	50
Goodwill	8,940
Assumption of liabilities	(66)

Fair value of purchased net assets	$9,964
Loan and management fees payable to the Company	(6,964)

Cash paid for acquisition	$3,000

The purchase price is subject to adjustment if certain targets are met until December 31, 2005, the date the earn-out period expires.

(5)	Restructuring Accruals

The Company implemented certain restructuring activities that include head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month period ended June 30, 2003, $468 of restructuring related charges were recognized for severances, all of which was paid in cash. During the six month period ended June 30, 2003, $6,274 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $6,274 in charges, $4,899 was paid in cash. As of June 30, 2003, the Company had approximately $2,775 recorded in accrued expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

administrative expenses in the condensed consolidated statements of operations. The Company terminated approximately 15% of its employees during the six months ended June 30, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities. During the six month period ended June 30, 2004, there were no restructuring related charges recognized. During the three and six month periods ended June 30, 2004, the Company paid $240 and $883, respectively, in cash for restructuring related charges. As of June 30, 2004 and December 31, 2003, the Company had approximately $793 and $1,676, respectively, recorded in accrued expenses related to restructuring charges.

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

The following table reflects the components of other identifiable intangible assets:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable identifiable intangible assets:
Customer/physician relationship	$12,000	$1,350	$12,000	$1,050
Computer software	5,000	750	5,000	583
Other	1,004	802	1,004	687

Subtotal	18,004	2,902	18,004	2,320
Non-amortizable identifiable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total identifiable intangible assets	$20,004	$2,902	$20,004	$2,320

Amortization expense for the three months and six months ended June 30, 2004 was approximately $246 and $582, respectively, and was approximately $334 and $665 for the three months and six months ended June 30, 2003, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Respiratory therapy equipment and services	$116,240	$121,847	$232,226	$248,030
Durable medical equipment	15,725	22,074	32,280	45,872
Other health care products	1,435	1,786	2,905	4,382

	$133,400	$145,707	$267,411	$298,284

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

(8)	Other Contingencies

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

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Footnote 11, Significant Events. In the opinion of management there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.

(9)	Certain Significant Risks and Uncertainties

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 71.5% and 71.0% of the Company’s patient revenue for the three and six months ended June 30, 2004, respectively, and represented 71.1% and 70.5% of the Company’s patient revenue for the three and six months ended June 30, 2003, respectively.

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

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of the Company’s Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15%. Beginning in 2005, payments for drugs delivered through nebulizer equipment will be based on 106% of average sales price (“ASP”). ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the products of manufacturers’ average sales prices for the drug in the fiscal quarter and the number of units sold and then dividing by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, the Centers for Medicare and Medicaid studies (“CMS”) (the federal agency responsible for administering the Medicare program) may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. In 2003, Medicare covered inhalation drugs accounted for approximately one fifth of the Company’s recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, the Company believes that the ASP provision, if implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004. Such reductions in Medicare reimbursement for inhalation medications could have a material, adverse effect on the Company’s revenues and profitability.

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

On August 5, 2004, CMS published in the Federal Register proposed rules implementing certain MMA provisions relating to inhalation drugs. CMS published preliminary estimates for two inhalation drugs: albuterol sulfate and ipratropium bromide. The payment amounts under the ASP payment methodology for these two drugs represented approximately 90% reductions from 2004 payment levels. The agency also indicated that given the overall reduction in payment for inhalation drugs, there are concerns about beneficiary access to these drugs and noted that the 6% above ASP would generally not be sufficient to meet the costs for shipping, handling, and other pharmacy activities. Therefore, CMS indicated that it is appropriate to continue to pay a separate dispensing fee to pharmacies that furnish inhalation drugs and seeks comments on the appropriate dispensing fee amount to cover that shipping, handling, compounding and other pharmacy activities required to get the medications to Medicare beneficiaries. Additionally, CMS recognized that most patients use inhalation drugs for extended periods of time and often for the rest of their lives. Under CMS’s current guidelines, a pharmacist generally may not fill a prescription for inhalation drugs for more than a month’s supply for the patient. CMS proposed that 90-day prescriptions could be filled, and expects that refills would be for this time period and also acknowledged that mail order prescription drug models work well for 90 day prescriptions. A final rule is expected to be published by November 1, 2004. The Company recognizes that, if the pricing changes become effective, it could have a materially adverse effect on the Company’s revenues and profitability.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

The Company’s operations are subject to a variety of federal, state and local legal and regulatory risks, including, without limitation, federal Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback Statute”) and the federal Ethics in Patient Referral Act of 1989 (“Stark I”) as amended by the Omnibus Budget and Reconciliation Act of 1993 (“Stark II” and together with Stark I, “Stark”) many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of federal health care program patients, including Medicare and Medicaid patients. Stark prohibits, with limited exceptions, a physician from referring Medicare or Medicaid patients for certain designated health services to an entity with which the physician has a financial relationship. Stark also prohibits the submission of a claim to Medicare or Medicaid by the entity for designated health services furnished pursuant to a prohibited referral. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute with which the Company must comply. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

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

(10)	Long-Term Debt

The Company’s long-term debt consists of the following:

	June 30, 2004	December31, 2003
Senior Secured Term Loan; $110 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR plus 3%, payable quarterly	$42,890	$68,000
9 1/2% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	300,000

Sub-total	342,890	368,000
Less: current portion	439	692

Total long-term debt	$342,451	$367,308

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

In addition to the above, as of June 30, 2004, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at June 30, 2004; however, the Company has issued letters of credit totaling $11.2 million under this facility to guaranty the Company’s payments on future insurance claims. Effective August 3, 2004, the Company repurchased $13.0 million of its 9½% senior subordinated notes and paid a premium of $0.9 million associated with the retirement of such notes.

(11)	Significant Events

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas from the United States Attorney’s Office for the Northern District of Illinois for information relating to Medicare and Medicaid billing and VA contracting. The Company is cooperating fully with the investigation; however, the Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. In addition, the Company received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts and the Company has provided documents in response to such requests. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(12)	Supplemental Statements of Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash payments for:
Interest	$15,435	$16,548	$16,600	$18,899
Income taxes	$1,138	$2,519	$1,325	$3,035

Supplemental Schedule of Noncash Investing and Financing Activities

During the six months ended June 30, 2003, the Company purchased the principal operating assets and assumed certain liabilities of a provider of home health care products and services. In conjunction with this purchase, liabilities were assumed as follows:

Fair value of assets acquired	$8,874
Cash paid at the time of acquisition for the net assets acquired	(2,000)
Loan and management fees payable to the Company	(6,808)

Liabilities assumed	$66

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2003 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us”refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries. Management’s discussion and analysis has been revised to give effect of the restatement as described in Note 2 to the unaudited condensed consolidated financial statements.

Executive Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.1% and 83.6% of our revenues for the three months ended June 30, 2004 and June 30, 2003, respectively and 86.8% and 83.2% for the six months ended June 30, 2004 and June 30, 2003, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 11.8% and 15.1% of net revenues for the three months ended June 30, 2004 and June 30, 2003, respectively and 12.1% and 15.4% for the six months ended June 30, 2004 and June 30, 2003, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

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

The following table shows our results of operations for the three and six months ended June 30, 2004 and June 30, 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$133,400	$145,707	$267,411	$298,284
Cost of net revenues
Product and supply costs	17,583	18,990	33,316	40,352
Patient service equipment depreciation	16,156	43,168	33,141	57,235

Total cost of net revenues	33,739	62,158	66,457	97,587

Gross profit	99,661	83,549	200,954	200,697
Costs and expenses:
Provision for doubtful accounts	3,497	5,378	8,776	9,938
Selling, distribution and administrative	70,163	80,194	141,595	173,012
Interest expense, net	8,392	9,824	17,624	20,630

Total costs and expenses	82,052	95,396	167,995	203,580

Earnings (loss) before income taxes	17,609	(11,847)	32,959	(2,883)
Federal and state income tax expense (benefit)	7,220	(5,168)	13,526	(1,201)

Net earnings (loss)	10,389	(6,679)	19,433	(1,682)
Accrued dividends on redeemable preferred stock	—	113	—	225

Net earnings available for common stockholders	$10,389	$(6,792)	$19,433	$(1,907)

The following table shows our results of operations as a percentage of our net revenues for the three and six months ended June 30, 2004 and June 30, 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues
Product and supply costs	13.2%	13.0%	12.5%	13.5%
Patient service equipment depreciation	12.1%	29.6%	12.4%	19.2%

Total cost of net revenues	25.3%	42.6%	24.9%	32.7%

Gross profit	74.7%	57.4%	75.1%	67.3%
Costs and expenses:
Provision for doubtful accounts	2.6%	3.7%	3.3%	3.3%
Selling, distribution and administrative	52.6%	55.0%	53.0%	58.0%
Interest expense, net	6.3%	6.7%	6.5%	6.9%

Total costs and expenses	61.5%	65.4%	62.8%	68.2%

Earnings before income tax expense (benefit)	13.2%	(8.0)%	12.3%	(0.9)%
Federal and state income tax expense (benefit)	5.4%	(3.5)%	5.1%	(0.4)%

Net Earnings (loss)	7.8%	(4.5)%	7.2%	(0.5)%

Results of Operations

Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

Total net revenues for the three months ended June 30, 2004 were $133.4 million as compared to $145.7 million for the comparable period in 2003. The decrease in revenue is consistent with the previously announced plan of exiting product lines, business units, and contracts that are inconsistent with the Company’s profit objectives and the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our respiratory medication sales.

Cost of net revenues for the three months ended June 30, 2004 decreased $28.5 million, or 45.7%, to $33.7 million, from the comparable period in 2003. Cost of net revenues as a percentage of net revenue was 25.3% for the three months ended June 30, 2004 as compared to 42.6% for the comparable period in 2003. The results of operations for the three months ended June 30, 2004 included a decrease of $27.0 million or approximately 63.0% in patient service equipment depreciation as compared to the comparable period of 2003. The decrease in patient service equipment depreciation was primarily attributable to the revision of depreciable lives during the three months ended June 30, 2003. During the three month period ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1, 2002 related to long lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we have changed our depreciation policy for these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138.0 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. As a result of this change we recognized approximately $27.8 million in additional depreciation expense for the three months ended June 30, 2003. In addition, our product and supply costs declined by approximately $1.4 million during the three months ended June 30, 2004, which is primarily attributable to the change in the revenue composition from lower gross margin durable medical equipment to higher margin respiratory therapy equipment and services.

Selling, distribution and administrative expenses for the three months ended June 30, 2004 decreased by $10.0 million, or 12.5%, to $70.2 million, from the comparable period in 2003. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which were accomplished through a reduction in our employee head count. Selling, distribution and administrative expenses as a percentage of net revenues decreased to 52.6% for the three months ended June 30, 2004 from 55.0% for the three months ended June 30, 2003.

Interest expense for the three months ended June 30, 2004 decreased $1.4 million from the comparable period in 2003. The decrease is primarily attributable to the repayment of approximately $105.1 million of long-term bank debt principal over the past twelve months.

Federal and state income taxes for the three months ended June 30, 2004 increased $12.4 million to an expense of $7.2 million from the comparable period in 2003. The increase in federal and state income taxes was primarily due to increased taxable income for the three month period ended June 30, 2004.

Net earnings were $10.4 million for the three months ended June 30, 2004 as compared to net loss of $6.7 million for the same period in 2003. The increase in the current period resulted primarily from the reduction in depreciation expense as compared to the comparable period in 2003. In addition certain selling, distribution and administrative expenses also decreased as a result of our reduction of head count during the same period of 2003.

For the three months ended June 30, 2004, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $45.7 million as compared to $44.2 million for the three months ended June 30, 2003. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three Months Ended June 30,
	2004	2003
Net earnings	$10,389	$(6,679)
Income tax expense (benefit)	7,220	(5,168)
Interest expense, net	8,392	9,824
Depreciation & amortization	19,697	46,245

EBITDA	$45,698	$44,222

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

Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

Total net revenues for the six months ended June 30, 2004 were $267.4 million as compared to $298.3 million for the comparable period in 2003. The decrease in revenue is consistent with the previously announced plan of exiting product lines, business units, and contracts that are inconsistent with the Company’s profit objectives and the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our respiratory medication sales.

Cost of net revenues for the six months ended June 30, 2004 decreased $31.1 million, or 31.9%, to $66.5 million, from the comparable period in 2003. Cost of net revenues as a percentage of net revenue was 24.9% for the six months ended June 30, 2004 as compared to 32.7% for the comparable period in 2003. The results of operations for the six months ended June 30, 2004 included a decrease of $24.0 million or approximately 42.1% in patient service equipment depreciation as compared to the comparable period of 2003. The decrease in patient service equipment depreciation was primarily attributable to the revision of depreciable lives during the six months ended June 30, 2003. During the three month period ended June 30, 2003, we completed an assessment of the depreciation estimates previously made on April 1, 2002 related to long lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we have changed our depreciation policy for these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138.0 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific remaining useful life. The increase in net earnings for the six months ended June 30, 2004 is a result, primarily, of the reduction in patient service equipment depreciation expense as described in management’s discussion and analysis for the three months ended June 30, 2004. In addition, our product and supply costs declined by approximately $7.0 million during the six months ended June 30, 2004, which is primarily attributable to the change in the revenue composition from lower gross margin durable medical equipment to higher margin respiratory therapy equipment and services.

Selling, distribution and administrative expenses for the six months ended June 30, 2004 decreased by $31.4 million, or 18.2%, to $141.6 million, from the comparable period in 2003. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which were accomplished through a reduction in our employee head count. Selling, distribution and administrative expenses as a percentage of net revenues decreased to 53.0% for the six months ended June 30, 2004 from 58.0% for the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2004 decreased $3.0 million from the comparable period in 2003. The decrease is primarily attributable to the repayment of approximately $105.1 million of long-term bank debt principal over the past twelve months.

Federal and state income taxes for the six months ended June 30, 2004 increased $14.7 million to an expense of $13.5 million from the comparable period in 2003. The increase in federal and state income taxes was primarily due to increased taxable income for the six month period ended June 30, 2004.

Net earnings were $19.4 million for the six months ended June 30, 2004 as compared to net loss of $1.7 million for the same period in 2003. The increase in the current period resulted primarily from the reduction in depreciation expense as compared to the comparable period in 2003. In addition certain selling, distribution and administrative expenses also decreased as a result of our reduction of head count during the same period of 2003.

For the six months ended June 30, 2004, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $90.7 million as compared to $80.9 million for the six months ended June 30, 2003. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Six Months Ended June 30,
	2004	2003
Net earnings	$19,433	$(1,682)
Income tax expense (benefit)	13,526	(1,201)
Interest expense, net	17,624	20,630
Depreciation & amortization	40,115	63,164

EBITDA	$90,698	$80,911

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

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2004. Management also believes that seasonality generally only applies to the use of respiratory medications.

Liquidity and capital resources

Net cash provided by operating activities and reorganization items was $24.7 million and $65.7 million for the three months and six months ended June 30, 2004, respectively, as compared to $33.7 million and $63.0 million for the same periods in 2003. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $6.1 million from $104.4 million at December 31, 2003 to $98.3 million at June 30, 2004. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 53 days at June 30, 2004 compared to 52 days at December 31, 2003.

Included in accounts receivable are earned but unbilled receivables of $10.9 million at June 30, 2004 and $14.8 million at December 31, 2003. Delays, ranging from a day to several weeks, between the dates of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $11.9 million and $23.2 million for the three months and six months ended June 30, 2004, respectively, as compared to $15.1 million and $30.9 million for the same periods in 2003. Activity in the three and six months ended June 30, 2004 included net investment in capital equipment of $12.4 million and $24.4 million, respectively, as compared to $17.6 million and $32.7 million for the three and six months ended June 30, 2003, respectively.

Cash flows from financing activities primarily relate to debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions, which the Company has not drawn upon. Included in this facility is the issuance of $9.9 million and $11.2 million in stand by letters of credit resulting in $65.1 million and $63.8 million remaining available under this facility as of December 31, 2003 and June 30, 2004, respectively.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance. The Company, as of December 31, 2003 and June 30, 2004, had balances of $68.0 million and $42.9 million outstanding, respectively.

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of the date of this report, an aggregate amount of $287 million of the Company’s 9 1/2% senior subordinated notes was outstanding.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of June 30, 2004, we were in compliance with such covenants.

Accrued interest on our borrowings was $7.1 million and $7.9 million at June 30, 2004 and December 31, 2003, respectively. During the three months ended June 30, 2004, we made our regularly scheduled principal payments with respect to the term loan in the aggregate amount of approximately $0.1 million. At June 30, 2004, the outstanding balance on our term loan was $42.9 million, which bore interest at the rate of 4.59% per annum.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the three-month periods ended June 30, 2004 and June 30, 2003, our capital expenditures were $12.4 million and $17.6 million, respectively, representing 9.3% and 12.1% of our net revenues for each period, respectively. We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

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

Effective June 7, 2004, we were granted a waiver of certain provisions of our credit agreement in order to permit us to repurchase, prior to March 31, 2005, up to $50.0 million in aggregate of our capital stock and/or our obligations under our 9½% senior subordinated notes due 2012. Effective August 3, 2004, we repurchased $13.0 million of our 9 1/2% senior subordinated notes and paid a premium of $0.9 million associated with the retirement of such notes.

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

Property and Equipment

Property and equipment are stated at cost. The cost of the assets on hand at March 31, 2002 was adjusted to their fair values based on the fresh start reporting requirements. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, five years for patient service equipment, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these variable debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our predecessor to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of June 30, 2004, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $11.2 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $42.9 million is outstanding as of June 30, 2004), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2004 through December 31, 2004.

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

Internal Control Over Financial Reporting

During the second quarter of fiscal 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we have made improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved controls over the recording and tracking of fixed assets.

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Significant Events” in Note 11 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

During the three months ended June 30, 2004, we issued to employees and directors 139,404 shares of common stock upon the exercise of stock options at a weighted average exercise price of $24.53 per share. During the same period, we granted options to purchase 105,000 shares of common stock at a weighted average exercise price of $22.20 per share.

The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended. Employees and directors that receive options to purchase our common stock may exercise such options in accordance with the terms of our stock option plan and individual option agreements. Unless a registration statement is effective with respect to shares issued upon the exercise of such options, such shares currently will be restricted securities under the Securities Act of 1933, as amended, and may not be sold absent registration or an exemption from such registration requirement.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 29, 2004. At the meeting, the stockholders:

(1) elected the following seven persons to serve as directors of the Company: William Wallace Abbott, Philip L. Carter, Edward L. Kuntz, William J. Mercer, Arthur J. Reimers, Guy P. Sansone and Arthur Siegel; and

(2) ratified the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below. The were no broker non-votes with respect to any of the matters voted upon.

MATTER	FOR	AGAINST/WITHHELD	ABSTAINED
(1) Election of Directors:

William Wallace Abbott	17,980,250	2,200	—
Philip L. Carter	17,980,250	2,200	—
Edward L. Kuntz	17,871,565	110,885	—
William J. Mercer	17,980,250	2,200	—
Arthur J. Reimers	17,980,250	2,200	—
Guy P. Sansone	17,980,250	2,200	—
Arthur Siegel	17,094,800	887,650	—

(2) Ratification of Auditors	17,980,450	0	2,000

ITEM 5—Other Information

Effective as of June 7, 2004, we entered into a second amendment and waiver to the Credit Agreement dated March 26, 2002 relating to our senior secured credit facilities in order to, among other things, permit the Company to (i) pay dividends on our Series A Convertible Preferred Stock and (ii) repurchase, prior to March 31, 2005, up to $50.0 million in the aggregate of our obligations under our 9 1/2% Senior Subordinated Notes due 2012 or of our capital stock. A copy of the second amendment and waiver to our Credit Agreement is attached as Exhibit 10.1 hereto.

ITEM 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Second Amendment and Waiver, dated as of June 7, 2004, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 16, 2004, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission, dated April 16, 2004, disclosing under Item 12 that the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003.

On May 3, 2004, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission, dated May 3, 2004, disclosing under Item 12 its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: August 16, 2004	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated: August 16, 2004	By:	/s/ Barry E. Stewart
Barry E. Stewart Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment and Waiver, dated as of June 7, 2004, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.