Form 10-Q
period 2004-09-30
ROTECH HEALTHCARE INC
filed 2004-11-15
CIK 1175108

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

Commission File Number 000-50940

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

As of November 12, 2004, the registrant had 25,218,120 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$55,781	$20,980
Accounts receivable, net	75,523	81,862
Other accounts receivable	380	892
Inventories	8,278	7,989
Prepaid expenses	4,233	4,328
Income taxes receivable	—	2,531
Deferred tax asset	12,721	12,721

Total current assets	156,916	131,303
Property and equipment, net	130,937	150,752
Identifiable intangible assets, net	16,856	17,684
Other goodwill	11,256	11,256
Reorganization value in excess of value of identifiable assets—goodwill	668,347	668,347
Other assets	12,397	13,941

	$996,709	$993,283

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,625	$16,652
Accrued expenses	18,558	27,034
Accrued interest	15,698	9,873
Deferred revenue	13,350	13,768
Current portion of long-term debt	439	692

Total current liabilities	62,670	68,019
Deferred tax liabilities	42,836	25,905
Priority tax claim	7,081	8,352
Long-term debt, less current portion	329,342	367,308
Series A convertible redeemable preferred stock	6,420	6,101
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	498,781	495,881
Retained earnings	49,576	21,714

Total stockholders’ equity	548,360	517,598

	$996,709	$993,283

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003 (As restated)	2004	2003 (As restated)
Net revenues	$131,340	$142,353	$398,751	$440,637
Cost of net revenues
Product and supply costs	17,670	17,378	50,986	57,730
Patient service equipment depreciation	15,325	28,188	48,467	85,423

Total cost of net revenues	32,995	45,566	99,453	143,153

Gross profit	98,345	96,787	299,298	297,484
Costs and expenses:
Provision for doubtful accounts	3,487	4,368	12,263	14,305
Selling, distribution and administrative	71,973	77,420	213,569	250,432
Interest expense, net	8,595	10,712	26,219	31,343

Total costs and expenses	84,055	92,500	252,051	296,080

Earnings before income taxes	14,290	4,287	47,247	1,404
Federal and state income tax expense	5,859	1,958	19,385	757

Earnings before cumulative effect of a change in accounting principle	8,431	2,329	27,862	647
Cumulative effect of a change in accounting principle		(30)		(30)

Net earnings	8,431	2,299	27,862	617
Accrued dividends on redeemable preferred stock	—	—	—	225

Net earnings available for common stockholders	$8,431	$2,299	$27,862	$392

Net earnings per common share—basic	$0.34	$0.09	$1.11	$0.02

Net earnings per common share—diluted	$0.33	$0.09	$1.08	$0.02

Weighted average shares outstanding—basic	25,189,896	25,003,894	25,107,371	25,001,303

Weighted average shares outstanding—diluted	25,784,082	25,966,396	25,796,345	25,381,725

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003 (As restated)	2004	2003 (As restated)
Net Earnings	$8,431	$2,299	$27,862	$617
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	3,487	4,368	12,263	14,305
Depreciation and amortization	19,259	31,579	59,377	94,745
Loss on extinguishment of debt	910		910
Loss on disposal of fixed assets	45	—	310	—
Deferred income taxes	16,931		16,931	(16)
Changes in operating assets and liabilities:
Increase in accounts receivable	(211)	(1,730)	(5,923)	(6,010)
Decrease in other receivables	443	290	512	138
(Increase) decrease in inventories	(45)	377	(289)	2,354
(Increase) decrease in prepaid expenses	(26)	450	95	(346)
(Increase) decrease in income taxes receivable	—	2,002	2,531	(5,095)
Decrease in other assets	328	754	1,544	3,418
Increase in accounts payable and accrued expenses	(419)	(389)	(10,507)	(947)
Increase in accrued interest	6,656	7,909	6,144	8,910
Decrease in income taxes payable	(11,119)	—	—	(6,413)
Decrease in deferred revenue	(218)	(553)	(418)	(1,122)

Net cash provided by operating activities	44,452	47,356	111,342	104,538

Cash flows from investing activities:
Purchases of property and equipment	(14,645)	(9,506)	(39,044)	(32,700)
Business acquisitions-net of cash acquired	—	—	—	(1,873)

Net cash used in investing activities	(14,645)	(9,506)	(39,044)	(34,573)

Cash flows from financing activities:
Payments of long term borrowings	(14,019)	(50,000)	(39,129)	(80,513)
Payments of liabilities subject to compromise/priority tax claim	(10)	(157)	(1,271)	(463)
Proceeds from stock option exercises	239	388	2,903	388

Net cash used by financing activities	(13,790)	(49,769)	(37,497)	(80,588)

Increase (decrease) in cash and cash equivalents	16,017	(11,919)	34,801	(10,623)
Cash and cash equivalents, beginning of period	39,764	29,308	20,980	28,012

Cash and cash equivalents, end of period	$55,781	$17,389	$55,781	$17,389

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

For all periods presented herein, there were no differences between net earnings and comprehensive income.

(2)	Restatements

Restatements: Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for each of the quarterly periods in 2003, the Company determined that amortization related to approximately $3.5 million of deferred financing costs associated with its $200 million senior secured term loan had not appropriately reflected the effect which the Company’s accelerated prepayments would have had on the computation of amortization for these deferred financing costs during 2003. As a result, interest expense has been restated from the amounts previously reported to account for an increase in the amortization of the deferred financing costs in accordance with the effective interest method to take into account the accelerated prepayments. The results for the three months and nine months ended September 30, 2003 include a reduction of net earnings of approximately $543 and $1,105 respectively, for the effect of the difference in amortization of deferred financing costs that was expensed versus what should have been recognized in fiscal 2003.

A summary of the unaudited effect of the restatement on the three and nine months ended September 30, 2003 (as previously reported and as restated) is as follows (dollars in thousands):

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Interest expense, net	$9,786	$10,712	$29,479	$31,343
Net earnings	$2,842	$2,299	$1,722	$617

(3)	Earnings Per Common Share

Basic earnings per share (“EPS”) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options, and convertible preferred stock, and are based upon the weighted average number of common shares and common equivalent shares outstanding. Common stock equivalent shares totaling 582,345 and 365,182 for the three months and nine months ended September 30, 2004, respectively, and 2,666,934 and 3,344,733 for the same periods in 2003 were excluded from the computation of diluted EPS as they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

A reconciliation of the number of common shares used in the calculation of basic and diluted EPS is presented below:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Weighted average basic shares	25,189,896	25,003,894	25,107,371	25,001,303
Effect of dilutive securities:
Weighted average options outstanding	394,186	762,502	488,974	180,422
Conversion of convertible redeemable preferred stock	200,000	200,000	200,000	200,000

Weighted average diluted shares	25,784,082	25,966,396	25,796,345	25,381,725

As permitted under SFAS No. 148 and SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not recognize compensation expense for its stock option based awards to employees in the condensed consolidated.statements of operations. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the Company’s net earnings and basic and diluted earnings per share would have been as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003 (As restated)	2004	2003 (As restated)
Net earnings available for common stockholders:
As reported	$8,431	$2,299	$27,862	$392
SFAS 123 pro forma compensation expense net of tax	$502	$386	$1,594	$993

Pro forma	$7,929	$1,913	$26,268	$(601)
Basic net earnings available for common stockholders per share:
As reported	$0.34	$0.09	$1.11	$0.02
Pro forma	$0.31	$0.08	$1.05	$(0.02)
Diluted net earnings available for common stockholders per share:
As reported	$0.33	$0.09	$1.08	$0.02
Pro forma	$0.31	$0.07	$1.02	$(0.02)

Options to purchase approximately 3,299,413 shares of common stock at prices ranging from $14.55 to $26.00 per share were outstanding as of September 30, 2004. Options to purchase approximately 3,300,000 shares of common stock at prices ranging from $14.55 to $24.95 per share were outstanding as of September 30, 2003. In addition, the Company issued 32,000 shares of restricted stock as of August 24, 2004.

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

The Company implemented certain restructuring activities that include head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month period ended September 30, 2003, $456 of restructuring related charges were recognized for severances, all of which was paid in cash. During the nine month period ended September 30, 2003, $6,730 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $6,730 in charges, $6,078 was paid in cash. As of September 30, 2003, the Company had approximately $2,052 recorded in accrued expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and administrative expenses in the condensed consolidated statements of operations. The Company terminated approximately 15% of its employees during the nine months ended September 30, 2003. The terminated employees consisted of corporate and administrative personnel, and field staff in a variety of capacities. During the nine month period ended September 30, 2004, there were no restructuring related charges recognized. During the three and nine month periods ended September 30, 2004, the Company paid $202 and $1,084, respectively, in cash for restructuring related charges. As of September 30, 2004 and December 31, 2003, the Company had approximately $360 and $1,676, respectively, recorded in accrued expenses related to restructuring charges. The Company expects the payment on the restructuring accrual to continue through August 2008.

(6)	Goodwill and Other Identifiable Intangible Assets

The Company evaluates goodwill and other intangible assets on an annual basis under SFAS No. 142 Goodwill and Other Intangible Assets.

For impairment testing purposes, the Company has determined that it has one reporting unit, which is in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter.

The following table reflects the components of other identifiable intangible assets:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable identifiable intangible assets:
Customer/physician relationship	$12,000	$1,500	$12,000	$1,050
Computer software	5,000	833	5,000	583
Other	1,004	815	1,004	687

Subtotal	18,004	3,148	18,004	2,320
Non-amortizable identifiable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total identifiable intangible assets	$20,004	$3,148	$20,004	$2,320

Amortization expense for the three months and nine months ended September 30, 2004 was approximately $246 and $826, respectively, and was approximately $334 and $998 for the three months and nine months ended September 30, 2003, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Respiratory therapy equipment and services	$114,366	$119,097	$346,592	$367,126
Durable medical equipment	14,918	21,576	47,198	67,438
Other health care products	2,056	1,680	4,961	6,073

	$131,340	$142,353	$398,751	$440,637

(8)	Other Contingencies

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

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see note 11, “Significant Events”. In the opinion of management there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 70.8% and 71.3% of the Company’s patient revenue for the three and nine months ended September 30, 2004, respectively, and represented 71.3% and 70.8% of the Company’s patient revenue for the three and nine months ended September 30, 2003, respectively.

Recent legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), additional reductions have been imposed. Changes under MMA

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands, except share and per share data)

include a freeze in payments for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect the Company’s products generally, although specific products may be affected by some but not all of the MMA provisions. Medicare payments for certain home medical equipment (“HME”) including oxygen and nebulizers, are set at the 2003 level for 2004 through 2008, unless they are subject to competitive bidding. Furthermore, MMA may further reduce payments in 2005 for these products based on a percentage of the median payments for the items under the Federal Employee Health Benefits (“FEHB”) Program and freeze them at that reduced level through 2008. MMA also reduced payments for drugs delivered through nebulizer equipment to 80% of average wholesale price (“AWP”) in 2004 and beginning in 2005, the payment amount is to be based on 106% of average sales price. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on the Company’s revenues and profitability.

Consistent with MMA reductions this year, Medicare payments to the Company for its HME products remain at 2003 levels and are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME will not be adjusted upward by a cost of living index and, therefore, will be “frozen,” unless the item becomes subject to competitive bidding. Further, beginning in 2005, certain items of HME, including wheelchairs, nebulizers, oxygen and oxygen equipment, will experience a further reduction in the fee schedule amount. That further reduction will be based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of FEHB payments, as that amount is determined by the Office of Inspector General of the Department of Health and Human Services (“OIG”). The adjusted payments would remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

A September 2004 report published by the OIG surveyed FEHB prices for oxygen equipment and found that the median 2002 prices were considerably lower than Medicare payments for those items. According to the report, the 2002 median FEHB payments for five oxygen codes showed that the FEHB median payments for stationary home oxygen equipment were approximately 15.5% less than Medicare payments and for portable home oxygen equipment, FEHB median payments were approximately 11.3% less than Medicare payments. Although the Medicare allowables for 2005 have not yet been made available, under the MMA, the OIG data is to be used to reduce Medicare payments based on the percentage difference between the Medicare amount otherwise determined for the oxygen equipment for 2002 and the amounts identified by the OIG for median FEHB payments. The precise impact on the Company of the reductions cannot be determined until the final 2005 payment rates are set.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of the Company’s Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15%. Beginning in 2005, payments for all inhalation drugs delivered through nebulizer equipment will be based on 106% of average sales price (“ASP”). ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the products of manufacturers’ average sales prices for the drug in the fiscal quarter and the number of units sold and then dividing by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, the Centers for Medicare and Medicaid studies (“CMS”) (the federal agency responsible for administering the Medicare program) may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. For the nine-month period ended September 30, 2004, Medicare covered inhalation drugs accounted for approximately one-sixth of the Company’s recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, the Company believes that the ASP provision, if implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004. Such reductions in Medicare reimbursement for inhalation medications could have a material, adverse effect on the Company’s revenues and profitability.

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

On August 5, 2004, CMS published in the Federal Register proposed rules implementing certain MMA provisions relating to inhalation drugs. CMS published preliminary estimates for two inhalation drugs: albuterol sulfate and ipratropium bromide. These two drugs were selected as examples because of the high Medicare spending rates. The estimated payment amounts under the ASP payment methodology for these two drugs represented approximately 90% reductions from 2004 payment levels. The agency also indicated that given the overall reduction in payment for inhalation drugs, there are concerns about beneficiary access to these drugs and noted that the 6% above ASP would generally not be sufficient to meet the costs for shipping, handling, and other pharmacy activities. Therefore, CMS indicated that it is appropriate to continue to pay a separate dispensing fee to pharmacies that furnish inhalation drugs and sought comments on the appropriate dispensing fee amount to cover the shipping, handling, compounding and other pharmacy activities required to get the medications to Medicare beneficiaries.

On November 2, 2004, CMS released the final rule for these provisions, which, among other things, included updated ASP estimates for albuterol sulfate and ipratropium bromide and significantly increased current dispensing fees for inhalation drugs beginning in 2005. In its final rule, CMS confirmed that the payment rates for inhalation drugs under the ASP methodology would be calculated using the most recent manufacturer data. Third quarter data would be used to calculate the ASP payment amounts for the first quarter of 2005. CMS has indicated that it expects to release the initial ASP payment amounts in the beginning of December 2004. Quarterly updates would be implemented, according to CMS, to reflect the quarterly submissions by manufacturers. With respect to albuterol sulfate and ipratropium bromide, CMS noted in its final rule that ASP data submitted for the second quarter of 2004 showed a 25% and 50% increase, respectively. Despite the increase, this represents a substantial decrease in the payment rate from the AWP methodology. Given the overall reduction in payment for inhalation drugs, to address beneficiary access, CMS established a $57 dispensing fee for all inhalation drugs shipped to a beneficiary during a month or $80 for a 90-day period. CMS indicated that filling a monthly prescription as opposed to a 90-day prescription would depend on the circumstances of the beneficiary and it expects that new patients and those who are less stable would receive the 30-day prescription.

In calculating the 2005 dispensing fee, CMS took into account data submitted by commenters as well as the October 2004 report by the United States Government Accountability Office (“GAO”) for inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. In its final rule for 2005, CMS noted that there may have been differences in surveyed costs and services between the GAO survey and other survey data submitted by commenters, including the American Association for Homecare. CMS indicated its intent to explore further the variability in costs of furnishing inhalation drugs and the services being provided before making any determination with respect to an appropriate dispensing fee after 2005.

This dispensing fee may offset some of the cuts that would otherwise be experienced if the ASP methodology takes effect, which the Company expects will occur. The payment rates under ASP for 2005 have not yet been released. Accordingly, it is unclear to what extent the dispensing fee will offset reductions in the payment rates for the inhalation drugs. At this time, the Company believes it is likely based upon the increased 2005 dispensing fees that it will be able to continue offering inhalation drugs to Medicare patients in 2005. However, the Company recognizes that, even with the 2005 dispensing fee, pricing changes could have a material adverse effect on the Company’s revenues and profitability. Furthermore, as a result of the current uncertainties in ASP payments for inhalation drugs to become effective in 2005, the Company also recognizes that there remains a risk that it might not be economically feasible to continue to provide inhalation drugs, particularly in light of the aggregate material adverse impact from reductions in the Medicare payments for the items of HME discussed above and the reductions in payment levels for inhalation drugs.

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

(10)	Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Senior Secured Term Loan; $110 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR plus 3%, payable quarterly	$42,781	$68,000
9 1/2% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	300,000

Sub-total	329,781	368,000
Less: current portion	439	692

Total long-term debt	$329,342	$367,308

In addition to the above, as of September 30, 2004, the Company has a $75 million five-year revolving credit facility available. No debt is outstanding under this facility at September 30, 2004; however, the Company has issued letters of credit totaling $11.2 million under this facility to guaranty the Company’s payments on future insurance claims. Additionally, effective August 3, 2004, the Company repurchased $13.0 million of its 9½% senior subordinated notes which generated a loss on extinguishment of debt of $0.9 million (which is included in selling, distribution and administrative expenses) for the premium paid in association with the retirement of such notes.

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

(12)	Supplemental Statements of Cash Flow Information

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash payments for:
Interest	$1,129	$2,262	$17,730	$21,161
Income taxes	$494	$655	$1,819	$3,690

Supplemental Schedule of Noncash Investing and Financing Activities

During the nine months ended September 30, 2003, the Company purchased the principal operating assets and assumed certain liabilities of a provider of home health care products and services. In conjunction with this purchase, liabilities were assumed as follows:

Fair value of assets acquired	$8,874
Cash paid at the time of acquisition for the net assets acquired	(2,000)
Loan and management fees payable to the Company	(6,808)

Liabilities assumed	$66

(13)	Subsequent events

Since the Company was delayed in filing the registration statement and completing the exchange offer relating to its 9½% senior subordinated notes due 2012, the Company incurred approximately $0.9 million of liquidated damages during the year ended December 31, 2002 and the quarter ended March 31, 2003. Such expense has been reserved for on the Company’s balance sheet and, effective November 10, 2004, all of the liquidated damages were paid in full. In addition, effective October 12, 2004, the Company repurchased 804 shares of its Series A convertible redeemable preferred stock for approximately $0.02 million in order to fund the cash payment of benefits under the Company’s employee profit sharing plan to certain plan participants that are no longer employed by the Company.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2003 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries. Management’s discussion and analysis gives effect to the restatement as described in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Executive Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.1% and 83.7% of our revenues for the three months ended September 30, 2004 and September 30, 2003, respectively and 86.9% and 83.3% for the nine months ended September 30, 2004 and September 30, 2003, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 11.4% and 15.2% of net revenues for the three months ended September 30, 2004 and September 30, 2003, respectively and 11.8% and 15.3% for the nine months ended September 30, 2004 and September 30, 2003, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

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

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our products. These changes include a freeze in payments for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The impact of competitive bidding, new clinical conditions and quality standards are uncertain at this time. The MMA changes also include a reduction in payment rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses), based on the percentage difference between the amount of payment otherwise determined for 2002 and the median payment amount under the Federal Employee Health Benefits (“FEHB”) Program, as determined by the Office of the Inspector General of the Department of Health and Human Services (“OIG”). If the proposed reductions in the Medicare fee schedules based on the 2002 FEHB prices for home oxygen equipment together with other home medical equipment (excluding inhalation drugs) had been implemented in 2004, we believe it would have resulted in a reduction in 2004 projected annualized revenue in the range of approximately $30 million to $35 million.

The MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15%. Beginning in 2005, payments for drugs delivered through nebulizer equipment will be based on 106% of average sales price, or ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the products of manufacturers’ average sales prices for the drug in the fiscal quarter and the number of units sold and then dividing by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. The ASP for many drugs may be significantly less than the AWP, resulting in reduced Medicare payments for these drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, the Centers for Medicare and Medicaid Services, or CMS, may substitute the widely available market price for the ASP, further reducing payment levels for those drugs. For the nine-month period ended September 30, 2004, Medicare covered inhalation drugs accounted for approximately one-sixth of our recorded revenues. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, once implemented, could result in payment amounts in 2005 that are dramatically lower than payment amounts in 2004.

In November 2004, CMS announced a substantial increase to the current $5 monthly dispensing fee for inhalation drugs. For 2005, for all drugs shipped to a beneficiary, the dispensing fee will be $57 for monthly prescriptions and $80 for 90-day prescriptions. This dispensing fee is intended to help alleviate concerns about beneficiary access to these drugs and to ensure that inhalation drug suppliers are appropriately reimbursed for the costs for shipping, handling and other pharmacy activities they currently perform in connection with providing inhalation drugs administered through nebulizers. This dispensing fee may offset some of the cuts that would otherwise be experienced if the ASP methodology takes effect, which we expect will occur. The payment rates under ASP for 2005 have not yet been released. Accordingly, it is unclear to what extent the dispensing fee will offset reductions in the payment rates for the inhalation drugs. At this time, we believe it is likely based upon the increased 2005 dispensing fee that we will be able to continue offering inhalation drugs to Medicare patients in 2005. However, even with the payment of the 2005 dispensing fee, the Company recognizes that the reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on our revenues and profitability. Furthermore, as a result of the current uncertainties in ASP payments for inhalation drugs to become effective in 2005, the Company also recognizes that there remains a risk that it might not be economically feasible to continue to provide inhalation drugs, particularly in light of the aggregate material adverse impact from reductions in the Medicare payments for the items of HME discussed above and the reductions in payment levels for inhalation drugs.

The following table shows our results of operations for the three and nine months ended September 30, 2004 and September 30, 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenues	$131,340	$142,353	$398,751	$440,637
Cost of net revenues
Product and supply costs	17,670	17,378	50,986	57,730
Patient service equipment depreciation	15,325	28,188	48,467	85,423

Total cost of net revenues	32,995	45,566	99,453	143,153

Gross profit	98,345	96,787	299,298	297,484
Costs and expenses:
Provision for doubtful accounts	3,487	4,368	12,263	14,305
Selling, distribution and administrative	71,973	77,420	213,569	250,432
Interest expense, net	8,595	10,712	26,219	31,343

Total costs and expenses	84,055	92,500	252,051	296,080

Earnings before income taxes	14,290	4,287	47,247	1,404
Federal and state income tax expense	5,859	1,958	19,385	757

Earnings before cumulative effect of a change in accounting principle	8,431	2,329	27,862	647
Cumulative effect of a change in accounting principle		(30)		(30)

Net earnings	8,431	2,299	27,862	617
Accrued dividends on redeemable preferred stock	—	—	—	225

Net earnings available for common stockholders	$8,431	$2,299	$27,862	$392

The following table shows our results of operations as a percentage of our net revenues for the three and nine months ended September 30, 2004 and September 30, 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues
Product and supply costs	13.4%	12.2%	12.8%	13.1%
Patient service equipment depreciation	11.7%	19.8%	12.2%	19.4%

Total cost of net revenues	25.1%	32.0%	25.0%	32.5%

Gross profit	74.9%	68.0%	75.0%	67.5%
Costs and expenses:
Provision for doubtful accounts	2.7%	3.1%	3.0%	3.2%
Selling, distribution and administrative	54.8%	54.4%	53.6%	56.9%
Interest expense, net	6.5%	7.5%	6.6%	7.1%

Total costs and expenses	64.0%	65.0%	63.2%	67.2%

Earnings before income taxes	10.9%	3.0%	11.8%	0.3%
Federal and state income tax expense	4.5%	1.4%	4.9%	0.2%

Earnings before cumulative effect of a change in accounting principle	6.4%	1.6%	7.0%	0.1%
Cumulative effect of a change in accounting principle		—		—

Net earnings	6.4%	1.6%	7.0%	0.1%
Accrued dividends on redeemable preferred stock	—	—	—	—

Net earnings available for common stockholders	6.4%	1.6%	7.0%	0.1%

Results of Operations

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

Total net revenues for the three months ended September 30, 2004 were $131.3 million as compared to $142.4 million for the comparable period in 2003. The decrease in revenue is primarily attributable to (i) reductions in reimbursement rates for Medicare Part B drugs, approximating $6.0 million for the three months ended September 30, 2004 and (ii) the planned exiting of product lines, business locations, and contracts that were inconsistent with the Company’s profit objectives.

Cost of net revenues for the three months ended September 30, 2004 decreased $12.6 million, or 27.6%, to $32.9 million, from the comparable period in 2003. The decrease in cost of net revenues is primarily attributed to the decrease in patient service equipment depreciation. Cost of net revenues as a percentage of net revenue was 25.1% for the three months ended September 30, 2004 as compared to 32.0% for the comparable period in 2003. The results of operations for the three months ended September 30, 2004 included a decrease of $12.9 million or approximately 45.8% in patient service equipment depreciation as compared to the comparable period in 2003. As previously reported, in 2003 we shortened depreciable lives of certain assets acquired from our predecessor company, which as of September 30, 2004 have been fully depreciated. The resulting depreciation in 2003 reduced diluted earnings per share by $0.28 during the three-month period ended September 30, 2003. In addition, our product and supply costs, net of vendor rebates, increased by approximately $0.3 million during the three months ended September 30, 2004 due to changes in product mix.

Selling, distribution and administrative expenses for the three months ended September 30, 2004 decreased by $5.5 million, or 7.0%, to $71.9 million, from the comparable period in 2003. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which were accomplished through a reduction in our employee head count. However, included in the selling, distribution and administrative expenses were annual salary adjustments effective July 1, 2004, non-recurring charges relating to the retention of outside consultants and a loss on extinguishment of debt. Selling, distribution and administrative expenses as a percentage of net revenues increased slightly to 54.8% for the three months ended September 30, 2004 from 54.4% for the three months ended September 30, 2003 due to the non-recurring charges.

Interest expense for the three months ended September 30, 2004 decreased $2.1 million from the comparable period in 2003. The decrease is primarily attributable to the repayment of approximately $71.2 million of long-term bank debt over the past twelve months. Included within interest expense for the three month period ended September 30, 2004 are the additional pro-rata amortization costs relating to the repurchase of $13.0 million of our 9½% senior subordinated notes due 2012.

Federal and state income taxes for the three months ended September 30, 2004 increased $3.9 million to an expense of $5.9 million from the comparable period in 2003. The increase in federal and state income taxes was primarily due to increased taxable income for the three month period ended September 30, 2004.

Net earnings available for common stockholders were $8.4 million for the three months ended September 30, 2004 as compared to net earnings available for common stockholders of $2.3 million for the same period in 2003. The increase in the current period resulted primarily from the reduction in depreciation expense as compared to the comparable period in 2003 and selling, distribution and administrative expense savings due to the Company’s cost control efforts. However, such increases in our net earnings were offset by (i) reductions in reimbursement rates for Medicare Part B drugs and (ii) reduced volume from the planned exiting of product lines, business locations, and contracts that were inconsistent with the Company’s profit objectives.

For the three months ended September 30, 2004, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $42.1 million as compared to $46.5 million for the three months ended September 30, 2003. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three Months Ended September 30,
	2004	2003
Net earnings	$8,431	$2,299
Income tax expense	5,859	1,958
Interest expense, net	8,595	10,712
Depreciation & amortization	19,259	31,579

EBITDA	$42,144	$46,548

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

Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

Total net revenues for the nine months ended September 30, 2004 were $398.8 million as compared to $440.6 million for the comparable period in 2003. The decrease in revenue is primarily attributable to (i) reductions in reimbursement rates for Medicare Part B drugs, approximating $20.0 million for the nine months ended September 30, 2004 and (ii) the planned exiting of product lines, business locations, and contracts that were inconsistent with the Company’s profit objectives.

Cost of net revenues for the nine months ended September 30, 2004 decreased $43.7 million, or 30.5%, to $99.5 million, from the comparable period in 2003. The decrease in cost of net revenues is primarily attributed to the decrease in patient service equipment depreciation for the nine months ended September 30, 2004 as compared to the same period in 2003. Cost of net revenues as a percentage of net revenue was 25.0% for the nine months ended September 30, 2004 as compared to 32.5% for the comparable period in 2003. The results of operations for the nine months ended September 30, 2004 included a decrease of $36.9 million or approximately 43.2% in patient service equipment depreciation as compared to the comparable period of 2003. As previously reported, in 2003 we shortened depreciable lives of certain assets acquired from our predecessor company, which as of September 30, 2004 have been fully depreciated. The resulting depreciation in 2003 reduced diluted earnings per share by $0.81 during the nine-month period ended September 30, 2003. In addition, our product and supply costs, net of vendor rebates, declined by approximately $6.7 million during the nine months ended September 30, 2004, which is primarily attributable to the change in the revenue composition from lower gross margin durable medical equipment to higher margin respiratory therapy equipment and services.

Selling, distribution and administrative expenses for the nine months ended September 30, 2004 decreased by $36.9 million, or 14.7%, to $213.6 million, from the comparable period in 2003. This decrease in selling, distribution and administrative expenses resulted primarily from reduced costs for salaries and benefits, which were accomplished through a reduction in our employee head count. Selling, distribution and administrative expenses as a percentage of net revenues decreased to 53.6% for the nine months ended September 30, 2004 from 56.9% for the nine months ended September 30, 2003.

Interest expense for the nine months ended September 30, 2004 decreased $5.1 million from the comparable period in 2003. The decrease is primarily attributable to the repayment of approximately $71.2 million of long-term bank debt over the past twelve months. Included within interest expense for the three-month period ended September 30, 2004 are the additional pro-rata amortization costs relating to the repurchase of $13.0 million of our 9½% senior subordinated notes due 2012.

Federal and state income taxes for the nine months ended September 30, 2004 increased $18.6 million to an expense of $19.4 million from the comparable period in 2003. The increase in federal and state income taxes was primarily due to increased taxable income for the nine-month period ended September 30, 2004.

Net earnings available for common stockholders were $27.9 million for the nine months ended September 30, 2004 as compared to net earnings available for common stockholders of $0.4 million for the same period in 2003. The increase in the current period resulted primarily from the reduction in depreciation expense as compared to the comparable period in 2003 and selling, distribution and administrative expense savings due to the Company’s cost control efforts. However, such increases in our net earnings were offset by (i) reductions in reimbursement rates for Medicare Part B drugs and (ii) reduced volume from the planned exiting of product lines, business locations, and contracts that were inconsistent with the Company’s profit objectives.

For the nine months ended September 30, 2004, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $132.8 million as compared to $127.2 million for the nine months ended September 30, 2003. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Nine Months Ended September 30,
	2004	2003
Net earnings	$27,862	$392
Income tax expense	19,385	757
Interest expense, net	26,219	31,343
Depreciation & amortization	59,377	94,745

EBITDA	$132,843	$127,237

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

Inflation and Seasonality

Management believes that there was no material effect on our operations or financial condition as a result of inflation for the three months ended September 30, 2004. Management also believes that seasonality generally only applies to the use of respiratory medications.

Liquidity and capital resources

Net cash provided by operating activities was $44.5 million and $111.3 million for the three months and nine months ended September 30, 2004, respectively, as compared to $47.4 million and $104.5 million for the same periods in 2003. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $10.6 million from $104.4 million at December 31, 2003 to $93.7 million at September 30, 2004. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 52 days at September 30, 2004 compared to 52 days at December 31, 2003.

Included in accounts receivable are earned but unbilled receivables of $11.2 million at September 30, 2004 and $14.8 million at December 31, 2003. Delays, ranging from a day to several weeks, between the dates of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

As discussed above, reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material, adverse effect on our revenues, profitability and future cash flows. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Net cash used in investing activities was $14.6 million and $39.0 million for the three months and nine months ended September 30, 2004, respectively, as compared to $9.5 million and $34.6 million for the same periods in 2003. Activity in the three and nine months ended September 30, 2004 included net investment in capital equipment of $14.6 million and $39.0 million, respectively, as compared to $9.5 million and $32.7 million for the three and nine months ended September 30, 2003, respectively.

Cash flows from financing activities primarily relate to debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions, which the Company has not drawn upon. Included in this facility is the issuance of $9.9 million and $11.2 million in stand by letters of credit resulting in $65.1 million and $63.8 million remaining available under this facility as of December 31, 2003 and September 30, 2004, respectively.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance. The Company, as of December 31, 2003 and September 30, 2004, had balances of $68.0 million and $42.8 million outstanding, respectively.

•	an aggregate principal amount of $300 million of 9½ % senior subordinated notes due 2012, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9½% is payable semi-annually in arrears on April 1 and October 1 of each year. As of the date of this report, an aggregate amount of $287 million of the Company’s 9½% senior subordinated notes was outstanding.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements related thereto impose numerous restrictions on us, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of September 30, 2004, we were in compliance with such covenants.

Accrued interest on our borrowings was $14.4 million and $7.9 million at September 30, 2004 and December 31, 2003, respectively. During the three months ended September 30, 2004, we made our regularly scheduled principal payments with respect to the term loan in the aggregate amount of approximately $0.1 million. At September 30, 2004, the outstanding balance on our term loan was $42.8 million, which bore interest at the rate of 4.98% per annum.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the three-month periods ended September 30, 2004 and September 30, 2003, our capital expenditures were $14.6 million and $9.5 million, respectively, representing 11.1% and 6.7% of our net revenues for each period, respectively. We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Our capital and debt structure was determined upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. We expect to review our capital and debt structure during 2005. This review will include, but not be limited to, consideration of a primary and/or secondary stock offering, a stock exchange listing, and a restructuring of our debt. We have no present plans to take any of such actions, and any decisions will necessarily depend upon market and business conditions at the applicable time.

Effective August 3, 2004, we repurchased $13.0 million of our 9½% senior subordinated notes due 2012 resulting in a loss on extinguishment of debt of $0.9 million for the premium paid in association with the retirement of such notes. The resulting loss on extinguishment of debt charge is included in selling, distribution and administrative expenses. In addition, effective October 12, 2004, the Company repurchased 804 shares of its Series A convertible redeemable preferred stock for approximately $0.02 million in order to fund the cash payment of benefits under the Company’s employee profit sharing plan to certain plan participants that are no longer employed by the Company.

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

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (“initial setup”), a monthly billing is established based on the initial setup service date. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date. However, we defer revenue for the rental of equipment and amortize it over the period when such revenue is earned.

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

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs established by the Company; the costs and effects of legal proceedings and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2003 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these variable debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our predecessor to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of September 30, 2004, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $11.2 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $42.8 million is outstanding as of September 30, 2004), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2004 through December 31, 2004.

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

Internal Control Over Financial Reporting

During the third quarter of fiscal 2004, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 15, 2004, we filed a registration statement on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), registering 4,025,000 shares of common stock issuable under our common stock option plan and 200,000 shares of common stock issuable under our nonemployee director restricted stock plan. From the period beginning on July 1, 2004 through September 15, 2004, the date our Form S-8 became effective, we issued to employees and directors 13,525 shares of common stock upon the exercise of stock options at a weighted average exercise price of $17.64 per share. During the same period, (i) we granted options to purchase 255,000 shares of common stock at a weighted average exercise price of $23.82 per share and (ii) we issued to our nonemployee directors restricted stock awards for an aggregate amount of 32,000 shares of common stock issuable under our nonemployee director restricted stock plan. The issuance of stock options, the common stock issuable upon the exercise of such options and restricted stock awards as described above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act. All of the shares of common stock issuable under our common stock option plan and our nonemployee director restricted stock plan are currently registered under the Securities Act on Form S-8.

ITEM 3—Defaults upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a)	Exhibits:

4.1	Form of Common Stock Option Agreement.

10.1	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: November 15, 2004	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated: November 15, 2004	By:	/S/ BARRY E. STEWART
Barry E. Stewart Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Common Stock Option Agreement.

10.1	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.