Form 10-K
period 2004-12-31
ROTECH HEALTHCARE INC
filed 2005-03-30
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

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

As of June 30, 2004, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $616,526,158. The determination of stock ownership by non-affiliates is based upon the registrant’s knowledge of stock ownership as of June 30, 2004 and is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose. As of June 30, 2004, the registrant did not have any securities registered pursuant to Section 12(b) or 12(g) of the Act and, therefore, has only limited knowledge of the common equity held by stockholders who may be deemed affiliates at that time. The aggregate market value is based upon the closing sales price of the registrant’s common stock of $24.50, as reported by the Pink Sheets LLC on June 30, 2004.

As of March 18, 2005, the registrant had 25,376,995 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

ROTECH HEALTHCARE INC.

Form 10-K

For the Fiscal Year Ended December 31, 2004

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; the costs and effects of legal proceedings; and other risks and uncertainties described under “Risk Factors.” In the event that we seek a listing for our common stock on a securities exchange or automated quotation system, there can be no assurances that we will be able to obtain such a listing. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and “Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Rotech Healthcare Inc. was established upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. The financial statements included herein reflect these transactions effective as of March 31, 2002. As a result, references to “we”, “our”, and “us” refer to the operations of Rotech Healthcare Inc., a Delaware corporation, and its subsidiaries for all periods subsequent to March 31, 2002 and the business and operations of our predecessor, Rotech Medical Corporation, a Florida corporation, and its subsidiaries for all periods prior to April 1, 2002. Financial data for the year-ended December 31, 2002 have been presented for the three months ended March 31, 2002 and the nine months ended December 31, 2002, rather than for the year-ended December 31, 2002, because we had only nine months of operating results since our predecessor emerged from bankruptcy in such fiscal year. In connection with our predecessor’s emergence from bankruptcy, we reflected the terms of the plan of reorganization in our consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been reflected in the operating results of our predecessor for the three months ended March 31, 2002.

ITEM 1.    BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 475 operating centers located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases, or COPD (which include chronic bronchitis and emphysema), obstructive sleep apnea and other cardiopulmonary disorders.

Our revenues are principally derived from respiratory equipment rental and related services (86.6% of net revenues for the year ended December 31, 2004), which include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment (12.4% of net revenues for the year ended December 31, 2004), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the year ended December 31, 2004, we generated net revenues of $534.5 million and net earnings of $38.2 million. For the same period, net cash provided by operating activities was $134.0 million and net cash used in investing activities and net cash used in financing activities were $54.0 million and $36.1 million, respectively. Earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2004 was $177.4 million. See “Selected Financial Data,” item (6) on page 37 for a detailed definition of EBITDA.

Our Service Lines

Respiratory Therapy

We provide a range of respiratory therapy equipment, including oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment, and sleep disorder breathing therapy systems, for rental or sale. Patients in need of respiratory equipment and services suffer from breathing disorders, such as COPD, obstructive sleep apnea and other cardiopulmonary disorders. Individuals diagnosed with COPD or similar diseases are often elderly, and generally will require treatment for the rest of their lives.

The majority of our respiratory therapy equipment is rented and reimbursed on a monthly basis. We also generate revenue from the sale of inhalation medications, including albuterol and ipratropium. We provide driver technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians. We currently employ approximately 451 full time respiratory therapists. Respiratory therapy equipment rental and related services represented 86.6% of our net revenues for the year ended December 31, 2004.

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

Other home respiratory care equipment includes non-invasive positive pressure ventilators (NPPV), nebulizer devices, bilevel positive airway pressure and continuous positive airway pressure (CPAP) devices. NPPVs are used by individuals who suffer from certain other respiratory conditions by mechanically assisting the individual to breathe. Nebulizer devices aerosolize our nebulizer medications and allow the medications to be inhaled directly into the patient’s lungs. CPAP devices deliver pressure into a patient’s airway through a specially designed nasal mask or pillow to prevent airway collapse during sleep.

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

Our Operations

Organization

We have approximately 475 operating centers, which now operate through three divisions. Each of these divisions is managed by a team of division managers who provide management services to our operating centers in four service categories: operations, sales, billing and collection and clinical. These managers provide key support services to our operating centers, including billing, purchasing, equipment maintenance and repair and warehousing. Each operating center delivers equipment and services to patients in their homes and other care sites through the operating center’s delivery fleet and qualified personnel. Operational control, purchasing and operating policies for our divisions are administered centrally at our principal offices in Orlando, Florida through our Chief Operating Officer, clinical functions are administered through our Chief Clinical Officer who reports to our Chief Operating Officer, while sales functions are administered through our Chief Sales Officer, and financial control, billing and collection services are provided through our Chief Financial Officer. We believe that this management structure provides control and consistency among our divisions and operating centers and allows us to implement standard policies and procedures across a large number of geographically remote operating centers.

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

We will continue to improve our operating efficiencies in order to position ourselves for future growth by utilizing our proprietary information technology platform, as well as third-party software products, to improve our billing, compliance and inventory systems. In 2004, we reduced the number of billing centers from 13 to 11. We will continue to review the number of billing centers in 2005. The reduction of billing centers allows for increased control with fewer individuals administering the process, reduces our lease costs and facilitates the further implementation of compliance controls. In addition, we are continuing to develop our information technology platform that we use to track inventory on a store-by-store basis. We believe that this may help to analyze whether our inventory is being used at its most efficient levels by tracking the useful life, maintenance and location of the equipment at all times.

Payors

We derive the majority of our revenues from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix:

	Predecessor Company			Successor Company
	Year Ended December 31,		Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	2000	2001
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	64.7%	67.0%	67.9%	69.1%	71.1%	71.0%
Commercial payors	27.3%	25.8%	25.6%	25.1%	24.3%	25.5%
Private Payors	8.0%	7.2%	6.5%	5.8%	4.6%	3.5%

We contract with insurers and managed care entities on a local, regional and national basis. We generally contract with those insurers and managed care entities having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or managed care entities on a national basis, however, we are currently a party to a service agreement with a national managed care company and are pursuing additional managed care relationships on a national level. Pursuant to our contracts with the Veterans Administration (VA), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to four or five one-year renewal periods unless terminated or not renewed by the VA.

Our Company History

Rotech Healthcare Inc. was incorporated in the State of Delaware on March 15, 2002. Rotech Medical Corporation, our predecessor, was founded in 1981. In October 1997, Rotech Medical Corporation was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly-owned subsidiary of IHS. On February 2, 2000, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The principal reason for the commencement of Rotech Medical Corporation’s Chapter 11 case was that Rotech Medical Corporation had jointly guaranteed approximately $2.3 billion of obligations of IHS, under credit agreements with IHS’ senior creditors. IHS defaulted on its obligations under those agreements in 1999. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002 (and became final on February 25, 2002) and became effective on March 26, 2002. As a result of the reorganization, substantially all of Rotech Medical Corporation’s assets, business and operations were transferred to us, an independent company. On December 20, 2004, the Bankruptcy Court entered a final decree closing Rotech Medical Corporation’s bankruptcy case.

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

The term loan was drawn in full on the consummation of our predecessor’s plan of reorganization, which occurred contemporaneously with the sale of our 9½% senior subordinated notes due 2012. The term loan is amortized with 1% of the term loan payable in each of the first five years and 95% of the initial aggregate term loan to be payable in year six, 2008. During the first quarter of 2004, we made payments on our term loan in the amount of $25.3 million. In August 2004, we repurchased $13 million of our 9½% senior subordinated notes and paid a premium of $0.9 million associated with the retirement of such notes. At December 31, 2004, the revolving credit facility had not been drawn upon, although standby letters of credit totaling $11.2 million have been issued under this credit facility.

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

Senior Subordinated Notes

In March 2002, we issued an aggregate principal amount of $300 million of 9½% senior subordinated notes due 2012 and received net proceeds of approximately $290 million, after deducting the initial purchasers’ discount and our estimated expenses. We distributed the net proceeds from the sale of the notes to our predecessor as partial consideration in exchange for substantially all of the assets used in connection with its business and operations as part of the restructuring and related transactions involving our predecessor and us. Subsequently, our predecessor distributed the net proceeds to its former creditors as provided in its plan of reorganization. We did not retain any of the proceeds from the sale of the notes for use in our business.

Government Regulation

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry is also subject to frequent regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care and other patients. State laws also govern, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities and apply to those locations involved in such activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2004, Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for approximately 71.0% of our revenues.

Medicare Laws and Regulations. The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment, or HME and other non-HME services to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations are applied to particular products and services by CMS and its carriers through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our results of operations.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The MMA significantly changes how Medicare Part B pays for our products, including HME items, such as oxygen, oxygen equipment and nebulizers, as well as inhalation drugs dispensed through nebulizers, in the following ways:

(1) Reductions and Payment Freeze for HME. Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME are set at the 2003 level and therefore, are “frozen,” unless the item becomes subject to further reductions based on Federal Health Benefits Program median payment amounts as described below, or are subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were further reduced, based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

The fee schedule amounts for oxygen and oxygen equipment are also to be calculated using this methodology. A September 2004 OIG report entitled “Medicare Payment Rates for Home Oxygen Equipment” surveyed FEHBP prices for oxygen equipment and found that the median 2002 prices were considerably lower than Medicare payments for those items. According to the report, the 2002 median FEHBP payments for five oxygen codes showed that the FEHBP median payments for stationary home oxygen equipment were approximately 15.5% less than Medicare payments for stationary home oxygen equipment and approximately 11.3% less than Medicare payments for portable home oxygen equipment. On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice states that CMS was informed by the OIG that it will need to collect additional information before the FEHBP median prices for oxygen are finalized. Until such prices are established, Medicare claims for oxygen equipment furnished on or after January 1, 2005 will be paid based on the 2004 monthly payment amounts. CMS is expected to calculate and implement the lower 2005 payment amounts upon receipt of the additional information from the OIG. CMS has stated that no retroactive adjustments are to be made once the new payment amounts are set. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 2% of our recorded revenues in 2004. If the proposed reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the September 2004 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) had been implemented in 2004, we believe it would have resulted in a reduction in our 2004 recorded revenues in the range of approximately $30 million to $35 million. At this time, we cannot determine the outcome of the 2005 Medicare oxygen payment rates, the date on which the new payment amounts will become effective or the ultimate impact on our business.

(2) Implementation of Competitive Bidding for HME. Starting in 2007, Medicare will begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program will begin in 10 high-population metropolitan service areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. Therefore, the impact on our business is uncertain. Also, MMA requires that contracts may only be awarded to suppliers that meet certain quality and financial standards and that the amounts paid to suppliers under the contracts must be less than the amount paid under the current system. Beginning in 2009, CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding. The proposed regulations implementing the competitive bidding program are expected to be published in the summer of 2005 and finalized by the summer of 2006. The inherent reasonableness interim final regulation (see above) remains in effect after MMA, but the legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. At this time, we do not know which of our products will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact that inherent reasonableness and competitive bidding will have on our business.

(3) Reduction in Payments for Inhalation Drugs. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. Beginning in 2006, payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. Third quarter 2004 data was used to calculate the ASP payment amounts for the first quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. We cannot predict whether manufacturers’ quarterly data submissions will result in further reductions in payment amounts and what impact such payment reductions would have on our results of operations in 2005 and beyond.

The ASP payment amounts for the first and second quarters of 2005 for many drugs are significantly less than the payment amounts for these drugs in 2004. For example, the payment rates, as posted by CMS, for two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, were reduced from $0.39 and $2.82 per milligram in 2004 to $0.065 and $0.287 for the first quarter of 2005, respectively. For the second quarter of 2005, payment rates, as posted by CMS, for albuterol sulfate and ipratropium bromide were changed to $0.090 and $0.202, respectively. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary during a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. In the FY 2005 physician fee schedule final rule setting the ASP payment amounts and the dispensing fees, CMS noted that there may have been differences in surveyed costs and services between the GAO survey and other survey data submitted by commenters, including the American Association for Homecare. CMS indicated its intent to explore further the variability in costs of furnishing inhalation drugs and the services being provided before making any determination with respect to an appropriate dispensing fee, if any, after 2005, and that the agency intends to proceed through notice and comment rulemaking in order to establish a new dispensing fee, if any, for 2006. We cannot predict the outcome of any future rulemaking by CMS. If the dispensing fees are reduced or eliminated in 2006 or beyond, this could have a material adverse effect on our revenues, profitability and results of operations.

Medicare-reimbursed inhalation drug therapies provided by us in 2004 accounted for approximately 17% of our recorded revenues. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to continue to provide inhalation drugs in the future.

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

Pharmacy Licensing and Registration

State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state and that companies delivering pharmaceuticals into a particular state be licensed to do so in that state. Most states, and the Federal Food and Drug Administration (“FDA”), adopt and enforce the official standards of the US Pharmacopeia (“USP”) as the official compendia of drug standards. State lawmakers regularly propose and, at times, enact new legislation establishing changes in the practice of pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP, but there can be no assurance that we will be able to immediately comply with all new laws, regulations or standards. We have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business, and we are engaged in activities designed to achieve compliance with these polices. We cannot ensure full compliance at all times, however, as licenses may lapse and laws may change. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more akin to those of a manufacturer or if FDA determines that the public health is at risk. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act

Under the Federal Food Drug and Cosmetic Act (“FFDCA”), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, the FDA imposes rigorous regulations on medical gas distributors under its current Good Manufacturing Practice (“cGMP”) requirements. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of our pharmacists provide compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. While the FDA asserts that it has jurisdiction over pharmacy compounding, to the extent that compounding practices are considered to be within the practice of pharmacy, however, these activities are regulated primarily under state law. In May 2002, FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. If FDA determines that our compounding activities are more consistent with the activities of a drug manufacturer, we could be subject to enforcement action.

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

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for “designated health services” if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement involving remuneration between us and the physician at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to penalties as well.

On January 4, 2001, CMS issued the first of two phases of final regulations (“Phase I”) to clarify the meaning and application of Stark II. On March 26, 2004, CMS released the second phase of the final regulations (“Phase II”). The Phase I and Phase II final regulations address the primary substantive aspects of the prohibition and various exceptions. The Phase I regulations defined previously undefined key terms, clarified prior definitions, and created exceptions for certain “indirect compensation arrangements,” “fair market value” transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. For certain indirect compensation relationships, the regulations permit providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. Phase I of the final regulations became effective on January 4, 2002, except with respect to enforcement of the prohibition’s application to certain percentage physician compensation arrangements, which effectiveness was delayed several times by CMS. In the Phase II final regulations, which became effective on July 26, 2004, CMS addressed remaining Stark exceptions not addressed in the Phase I regulation—primarily related to compensation arrangements, but also addressed certain exceptions related to ownership and investment interests, reporting requirements and sanctions. CMS also finalized its approach to percentage compensation arrangements, permitting them in certain circumstances.

In addition, a number of the states in which we operate have similar or broader prohibitions on physician self-referrals. Finally, enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

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

Two other standards have been promulgated under HIPAA, although compliance with these standards is not yet required. The Security Standards require us to implement certain security measures to protect electronic PHI. We are required to comply with these standards by April 20, 2005. In addition, CMS published a final rule covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We are required to comply with these standards by May 23, 2007. We have evaluated these rules to determine the effects of the rules on our business, and we believe that we will have taken the appropriate steps to ensure that we will comply with these standards in all material respects by their respective compliance deadlines.

HIPAA also has created health care related crimes, and granted authority to the Secretary of the DHHS to impose certain civil penalties. Particularly, the Secretary may exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.

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

The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

Compliance Program

In addition to our Corporate Integrity Agreement with the Office of Inspector General described below under the caption “—Corporate Integrity Agreement”, we have several voluntary programs to monitor compliance with federal and state laws and regulations applicable to health care entities which are designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. While we believe that our compliance program meets the relevant guidance provided by the Office of Inspector General of the DHHS, we cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on our business.

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

The Corporate Integrity Agreement is for a term of five years beginning February 2002. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews related to our Medicare billing. In the first and fourth years of the agreement, the internal claims reviews will also be reviewed by an Independent Review Organization (“IRO”). Under certain circumstances, the internal claims reviews may also be reviewed by the IRO in the fifth year of the agreement. KPMG LLP acted as our IRO during the first year of the agreement. We must file reports of the reviews with the Office of Inspector General of the DHHS.

In addition, the Corporate Integrity Agreement imposes upon us (including in most instances our officers, directors, employees and others) various training requirements, as well as the need to have certain policies and procedures in place. It also requires that we have a Compliance Officer, several “Compliance Liaisons” and a Compliance Committee. We believe we are in compliance with these requirements.

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

As part of the Corporate Integrity Agreement, we also have certain obligations with respect to repayment of identified overpayments and reporting of “Material Deficiencies” we may learn of with respect to our relationship with federal health care programs. We also must submit annual reports to the Office of Inspector General of the DHHS regarding our compliance with the Corporate Integrity Agreement generally. To the extent that we violate the terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement and, possibly, exclusion from federal health care programs.

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

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. We believe that our accreditation by JCAHO is indicative of our commitment to providing consistently high quality equipment and services. Currently, 100% of our operating centers are accredited by JCAHO.

Competition

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Air Products and Chemicals, Inc. The rest of the market consists of several medium-size competitors, as well as numerous small (under $5 million in revenues) local operations. We also face competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. We believe that the most important competitive factors in the regional and local markets are:

•	reputation with referral sources, including local physicians and hospital-based professionals;

•	service quality and responsiveness;

•	overall ease of doing business;

•	quality of patient care, including clinical expertise;

•	range of home medical equipment and services; and

•	being a low cost provider.

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

Employees

Currently, we have approximately 4,331 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

Principal Executive Office and Website Access To Information

Our principal executive offices are located at 2600 Technology Drive, Suite 300, Orlando, Florida, 32804 and our telephone number there is (407) 822-4600. Our internet website address is www.rotech.com.

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Certificate of Incorporation

•	Bylaws

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Corporate Governance Guidelines

•	Code of Ethics for Directors, Senior Executive, Financial and Accounting Officers

•	Policy Statement on Business Ethics and Conflicts of Interests

All of our reports and corporate governance documents may also be obtained without charge, upon written request directed to the Chief Legal Officer, Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida, 32804. Information contained on our website is not incorporated by reference into this annual report and is not a part of this annual report.

Executive Officers

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	56	President, Chief Executive Officer and Director
Michael R. Dobbs	55	Chief Operating Officer
Barry E. Stewart	50	Chief Financial Officer and Treasurer

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

Barry E. Stewart, our Chief Financial Officer and Treasurer, joined us in July 2004. Prior to joining our company, Mr. Stewart was Chief Financial Officer of Evolved Digital Systems, Inc. from 2001 to 2004, and Vice President of Finance of Community Health Systems, Inc. from 1996 to 2001. Prior to 1996, Mr. Stewart served in various managing director positions with national commercial banks. Mr. Stewart currently serves as a director and the chairman of the audit committee of the board of directors for FloTek Industries, Inc., a publicly traded company headquartered in Houston, Texas. Mr. Stewart is a licensed Certified Public Accountant.

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

A substantial percentage of our revenue is attributable to Medicare and, to a lesser extent, Medicaid. The remainder of our billings are paid by other third-party payors, including private insurers, and by the patients themselves. Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for approximately 67.9% of our revenues for three months ended March 31, 2002, approximately 69.1% of revenues for the nine months ended December 31, 2002, approximately 71.1% of our revenues for the year ended December 31, 2003 and approximately 71.0% of our revenues for the year ended December 31, 2004.

There have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products and services profitably. In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. Recent news headlines highlighted the need to control health care spending in the Medicare and Medicaid programs, and this pressure may continue to intensify over time. Recent legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, additional reductions have been imposed. Changes under MMA include a reduction in payments for certain types of home medical equipment, including wheelchairs, nebulizers and oxygen equipment, a freeze in payments for other home medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. In addition, as of January 1, 2005, MMA also reduced payments for inhalation drugs delivered through nebulizer equipment to an amount based on 106% of average sales price. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material adverse effect on our revenues and profitability. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues and profitability.

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

A substantial percentage of our business is derived from the sale of Medicare-covered HME items, including oxygen, and recent legislation reduces payment amounts for certain categories of HME.

Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME are set at the 2003 level and therefore, are “frozen,” unless the item becomes subject to further reductions based on Federal Health Benefits Program median payment amounts as described below, or are subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were further reduced, based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP as determined by the Office of the Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

The fee schedule amounts for oxygen and oxygen equipment are also to be calculated using this methodology. A September 2004 OIG report entitled “Medicare Payment Rates for Home Oxygen Equipment” surveyed FEHBP prices for oxygen equipment and found that the median 2002 prices were considerably lower than Medicare payments for those items. According to the report, the 2002 median FEHBP payments for five oxygen codes showed that the FEHBP median payments for stationary home oxygen equipment were approximately 15.5% less than Medicare payments for stationary home oxygen equipment and approximately 11.3% less than Medicare payments for portable home oxygen equipment. On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice states that CMS was informed by the OIG that it will need to collect additional information before the FEHBP median prices for oxygen are finalized. Until such prices are established, Medicare claims for oxygen equipment furnished on or after January 1, 2005 will be paid based on the 2004 monthly payment amounts. CMS is expected to calculate and implement the lower 2005 payment amounts upon receipt of the additional information from the OIG. CMS has stated that no retroactive adjustments are to be made once the new payment amounts are set. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 2% of our recorded revenues in 2004. If the proposed reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the September 2004 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) had been implemented in 2004, we believe it would have resulted in a reduction in our 2004 recorded revenues in the range of approximately $30 million to $35 million. At this time, we cannot determine the outcome of the 2005 Medicare oxygen payment rates, the date on which the new payment amounts will become effective or the ultimate impact thereof on our business. Reductions in reimbursement for Medicare-covered HME items, including oxygen, could have a material adverse effect on our revenues, profitability and results of operations.

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

Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, payments for drugs delivered through nebulizer equipment are based on 106% of ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. Third quarter 2004 data was used to calculate the ASP payment amounts for the first quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profitability and results of operations in 2005 and beyond.

The ASP payment amounts for the first and second quarters of 2005 for many drugs are significantly less than the payment amounts for these drugs in 2004. For example, the payment rates, as posted by CMS, for two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, were reduced from $0.39 and $2.82 per milligram in 2004 to $0.065 and $0.287 for the first quarter of 2005, respectively. For the second quarter of 2005, payment rates, as posted by CMS, for albuterol sulfate and ipratropium bromide were changed to $0.090 and $0.202, respectively. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary during a 30-day period or $80 for a 90-day period. CMS intends to revisit the payment amount for the dispensing fees during 2005 and to proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee, if any, for 2006. We cannot predict the outcome of any future rulemaking by CMS. These dispensing fees may be reduced or eliminated in 2006 or beyond, and such reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profitability and results of operations. Medicare-reimbursed inhalation drug therapies provided by us in 2004 accounted for approximately 17% of our recorded revenues. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to continue to provide inhalation drugs in the future.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

In 1999-2001, CMS conducted competitive bidding demonstrations for certain Medicare services. Under MMA, starting in 2007, Medicare will begin a nationwide competitive bidding program in ten high-population metropolitan services areas (MSAs) for certain high cost and high utilization items. The program will expand to cover 80 MSAs in 2009 and additional areas thereafter. Competitive bidding will require suppliers to compete for the rights to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. Competitive bidding may result in lower reimbursement or the loss of our ability to provide services in certain regions. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. The proposed regulations implementing the competitive bidding program are expected to be published in the summer of 2005 and finalized by the summer of 2006. Therefore, at this time, the impact on our business is uncertain.

Regulatory changes subject the Medicare reimbursement rates for our equipment and services to potential discretionary adjustment by the Centers for Medicare and Medicaid Services.

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, CMS made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment and other non-HME services to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations are applied to particular products and services by CMS and its carriers through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profitability and results of operations.

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

In addition, in connection with our ongoing consolidation of billing centers, we have experienced in the past short-term disruptions in our operations and collection efforts. If we experience such disruptions in the future, our revenues, profitability and cash flow may significantly decline.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. Since that time, we have received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois requesting the same information including information relating to Medicare billing and Department of Veterans Affairs contracting. We are cooperating fully with the investigation. However, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Our medical gas and pharmacy operations are subject to extensive regulation by federal and state authorities.

Our medical gas and pharmacy operations are subject to extensive regulation by FDA and other federal and state authorities. Federal and state authorities enforce these regulations through periodic and unannounced inspections. Our failure to maintain regulatory compliance could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, and civil or criminal penalties which would materially harm our business, financial condition and results of operations.

A percentage of our business is derived from the sale of our compounded respiratory medications. Pharmacy compounding is considered to be within the practice of medicine and is regulated primarily under state law. The line between the activities that constitute drug compounding and the activities that constitute drug manufacturing (which is subject to rigorous regulations by the FDA under the FFDCA) is not clear, and the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy board do. If FDA determines that our compounding activities are more consistent with the activities of a drug manufacturer, FDA could exercise its enforcement authority to temporarily or permanently suspend part or all of our compounding operations, seize part or all of our compounding raw materials and compounded products, or require us to comply with the FFDCA’s rigorous requirements for manufacturing a new drug.

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

Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restricts our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. We believe we are in compliance in all material respects with both of these HIPAA standards. Two other standards relevant to our use of medical information have been promulgated under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard certain electronic health information by April 20, 2005. In addition, CMS published a final rule, which will require us to adopt a Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

On February 11, 2002, our predecessor entered into a Corporate Integrity Agreement with the DHHS. We have assumed the obligations under this agreement (and the settlement with the federal government). Pursuant to the terms of this agreement, we are obligated to implement procedures designed to ensure compliance with the requirements of Medicare, Medicaid and all other federal health care programs. The Corporate Integrity Agreement is effective for five years. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews relating to our Medicare billing. In the first and fourth years of the agreement, the internal claim reviews must also be reviewed by an Independent Review Organization (currently KPMG LLP). We must file reports of the reviews with the Office of Inspector General of the Department of Health and Human Services. As a result of these reviews we may be required to refund certain payments to the federal government and/or be subject to penalties resulting from such overpayments. In addition, failure by us to comply with the Corporate Integrity Agreement could subject us to substantial monetary penalties, exclusion from participation in federal health care programs, as well as adverse publicity, which could seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business, and could result in a deterioration in our financial condition and results of operations. See “Business—Corporate Integrity Agreement” for a more detailed description of the terms of the Corporate Integrity Agreement.

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

We experience competition from numerous other home medical equipment providers, and this competition could result in a deterioration in our revenues and business.

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. Home respiratory companies compete primarily on the basis of service rather than price since reimbursement levels are established by Medicare and Medicaid or by the individual determinations of private health plans. Our ability to compete successfully and to increase our referrals of new customers are highly dependent upon our reputation within each local health care market for providing responsive, professional and high-quality service, a professional staff with clinical and technical expertise and achieving strong customer satisfaction.

Some of our competitors may now or in the future have greater financial or marketing resources than we do. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Air Products and Chemicals, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with under $5 million in revenues. Many of the smaller, owner-operated home medical equipment providers have a level of service quality that is difficult to replicate. There are relatively few barriers to entry in local home health care markets. The competitive nature of the home medical equipment environment could result in a deterioration in our revenues and our business.

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

We have engaged in a series of activities to strengthen our organizational structure and reposition us for future growth. These actions include selective reduction in headcount, renegotiation of certain vendor contracts, substantial reduction in the number of billing centers, discontinuation of certain product lines and branch locations, centralization of certain administrative functions (including billing and purchasing), development and implementation of an advanced information and billing system, and enhancement of regulatory compliance programs. These activities are expected to continue for so long as management determines is necessary and appropriate. Although we have been successful in implementing many of these measures, if we are unable to continue to do so on satisfactory terms or at all, our ability to execute our business strategy and achieve operating efficiency will be adversely affected.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of March 21, 2005, our total consolidated long-term debt (including current maturities) accounted for approximately 33.3% of our total capitalization.

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

Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the year ended December 31, 2004, our capital expenditures were approximately $54.0 million, representing 10.1% of our net revenues. In addition, we may pursue our growth strategy in part through acquisitions (as competitive and pricing pressures encourage consolidation and economies of scale) and the start-up of new locations. We may need to incur additional indebtedness and/or sell equity securities, from time to time, to fund such capital expenditures. Sufficient financing may not be available to us on terms satisfactory to us, if at all.

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

Our performance is substantially dependent on the performance and continued efforts of our senior management team. The loss of the services of any of our executive officers or other key employees could result in a decline in our business, results of operations and financial condition. In particular, the loss of the services of our Chief Executive Officer, Philip L. Carter, could have a material adverse effect on our business and results of operations. We do not carry key person life insurance on any of our personnel. Our future success is dependent on the ability of our managers and sales personnel to manage and promote our business, operations and growth. Any inability to manage our operations effectively could have a material adverse effect on our business, sales, results of operations and financial condition.

If we are not able to hire qualified management and other personnel, or if costs of compensation or employee benefits increase substantially, our ability to deliver equipment and services effectively could suffer and our profitability would likely decline.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 4,331 full time employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline.

Increases in our costs could erode our profit margins and substantially reduce our net income and cash flows.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

We may write-off intangible assets, such as goodwill.

Goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of December 31, 2003, this goodwill was approximately $11.3 million. As a result of the implementation of “fresh-start” reporting, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $668.3 million for reorganization value in excess of fair value of identifiable assets—goodwill and $20.0 million in identifiable intangible assets as of December 31, 2004. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

The nature of our business subjects us to litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. Although the claims made against our predecessor prior to the date it filed for bankruptcy protection have been satisfied in accordance with the terms of its plan of reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to its emergence from bankruptcy (including all federal claims) or claims covered by our predecessor’s settlement agreements with IHS and/or its successors, any pending or future proceeding may have a significant negative impact on our results of operations and profitability. States in other bankruptcy cases have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. Therefore, our predecessor’s emergence from bankruptcy may not result in a discharge of all state claims against us with respect to periods prior to the date it filed for bankruptcy protection. Any such claim not discharged could result in a decline in our financial condition and profitability.

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

There is no established trading market for our common stock and there can be no assurance that a public market for our common stock will develop or be sustained. Our common stock currently trades in interdealer and over-the-counter transactions, and price quotations are provided in the “pink sheets.” Our common stock is not listed on any securities exchange or automated quotation system. Accordingly, it is likely that an investor will find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and the price of our common stock may experience additional volatility. If market conditions and other factors are satisfactory, we currently intend to apply to list our common stock for trading on a securities exchange or automated quotation system prior to the end of the second quarter of 2005. However, there can be no assurance that we will receive approval to list our common stock on any securities exchange or automated quotation system in any particular time frame or at all.

ITEM 2.	PROPERTIES

We lease our offices and facilities. Our corporate headquarters currently consists of 31,223 square feet (of which we sublease 10,165 square feet) in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. It is leased to us for a seven-year period ending August 18, 2008 at a current base rate of $49,903 per month (including sales tax), plus operating costs (which have historically been approximately $4,000 per month (including sales tax)). In addition to our corporate headquarters, we lease office facilities for approximately 475 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. Our office facilities vary in size from approximately 500 to 60,000 square feet. The total space leased for these offices is approximately 2.24 million square feet at an average price of $8.15 per square foot. All of such office space is leased pursuant to operating leases. We believe that our office locations and other facilities are suitable and adequate for our planned needs.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. Our common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” by Pink Sheets LLC under the symbol “ROHI.PK” which can be found on their website at www.pinksheets.com. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock. If market conditions and other factors are satisfactory, we currently intend to apply to list our common stock for trading on a securities exchange or automated quotation system prior to the end of the second quarter of 2005. However, there can be no assurance that we will receive approval to list our common stock on any securities exchange or automated quotation system in any particular time frame or at all.

The following table sets forth the high and low sale prices of our common stock as reported by Pink Sheets LLC for the periods indicated:

	High	Low
Fiscal 2003
First Quarter	$17.80	$13.80
Second Quarter	$23.05	$12.00
Third Quarter	$25.75	$21.50
Fourth Quarter	$31.25	$20.50
Fiscal 2004
First Quarter	$24.00	$20.25
Second Quarter	$26.50	$20.75
Third Quarter	$24.60	$18.75
Fourth Quarter	$28.20	$20.00

The above quotations reported by Pink Sheets LLC reflect interdealer prices, which may not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

As of March 18, 2005, there were 25,376,995 shares of our common stock outstanding and approximately 8 holders of record of common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2003 and December 31, 2004, and it is unlikely that we will pay any cash dividends on our common stock in the forseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facilities and the indenture governing our 9½% senior subordinated notes due 2012.

Each share of our Series A convertible redeemable preferred stock has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A convertible redeemable preferred stock. In the event dividends are declared by our board of directors but not paid for six (6) consecutive periods, the holders of the Series A convertible redeemable preferred stock are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A convertible redeemable preferred stock under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. In June 2004, dividends in the amount of $0.9 million were declared on our Series A convertible redeemable preferred stock and such dividends were paid during the first quarter of 2005.

Effective October 12, 2004, we repurchased 804 shares of our Series A convertible redeemable preferred stock for approximately $0.02 million in order to fund the cash payment of benefits under the Rotech Healthcare Inc. Employees Plan to certain plan participants that are no longer employed by us.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,214,375	$19.04	486,878	(1)
Equity compensation plans not approved by security holders	—	—	168,000	(2)

Total	3,214,375	$19.04	654,878

(1)	Based on (i) 4,025,000 shares of common stock reserved for issuance to employees, officers, non-employee directors and consultants upon exercise of incentive and non-statutory options under our stock option plan and (ii) 323,747 shares of common stock issued upon exercise of options under our stock option plan. Options exercisable for an aggregate of 235,159 shares of our common stock were forfeited in 2004. Options exercisable for an aggregate of 440,000 shares of our common stock were granted in 2004.

(2)	Effective as of August 1, 2004, we established the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan which is intended to attract, retain and provide incentives to nonemployee directors of our company. The plan is administered by the compensation committee of our board of directors. The terms of the plan provide that on or following August 1, 2004 (the “Effective Date”), each nonemployee director will receive (i) a restricted stock award of 8,000 shares of our common stock for his or her initial year as a nonemployee director, provided that such directorship commences on or after the Effective Date, (ii) a restricted stock award for 4,000 shares of our common stock for each year commencing on or after the Effective Date during which he or she continues to serve as a nonemployee director and (iii) in the event that the chairman of our board of directors is a nonemployee director, in lieu of any other restricted stock award to be granted under the plan, the chairman will receive a restricted stock award for 12,000 shares of our common stock for each year he or she serves in such capacity. All shares of common stock issued to a nonemployee director under the plan are issued pursuant to a restricted stock award agreement under which the shares are subject to transfer restrictions for a set period of time (generally, one year). Such restrictions will lapse in accordance with the terms of the plan and the applicable restricted stock award agreement, including, but not limited to, upon a “change of control” (as defined in the restricted stock award agreements) of our company or the death or “permanent and total disability” (as defined in the restricted stock award agreements) of the nonemployee director. 200,000 shares of our common stock have been authorized by our company for restricted awards to be made under the plan. As of December 31, 2004, restricted stock awards for an aggregate amount of 32,000 shares of common stock were granted to our non-employee directors. As of December 31, 2004, all of such shares remained subject to transfer restrictions. The number of shares available for future awards under the plan, as of December 31, 2004, was 168,000.

Amended and Restated Bylaws

Effective as of March 31, 2005, we amended and restated our bylaws to provide, among other things, (i) clarification regarding the procedure by which any person other than our board of directors may call a special meeting of stockholders, (ii) that our board of directors may, in its sole discretion, determine that a meeting of stockholders may be held solely by means of remote communication as authorized by Section 211(a)(2) of the Delaware General Corporation Law, (iii) for notice to stockholders by electronic transmission and permit action by consent of the board by electronic transmission, (iv) that no proxy will be voted or acted upon after three (3) years from its date, unless the proxy provides for a longer period, (v) that the election of directors at all meetings of the stockholders may, in the discretion of our board, be by ballot or otherwise (our bylaws previously limited the election of directors to be solely by ballot), (vi) that the authorized number of directors will be determined from time to time by resolution of our board of directors, provided that the board will consist of at least three (3) members (our bylaws previously provided that seven (7) directors will constitute the board) and (vii) clarification that a majority of all of the members of a board committee shall constitute a quorum present for the transaction of business. The foregoing description of the changes made to our bylaws is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this annual report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data for the years ended December 31, 2003 and December 31, 2004 have been derived from our audited financial statements included in this report. The consolidated statement of operations data for the three months ended March 31, 2002 for our predecessor and the nine months ended December 31, 2002 for us, as the successor company, have been derived from our audited financial statements included in this report. The consolidated balance sheet data for the year ended December 31, 2002 have been derived from our audited financial statements not included in this report. The statement of operations data and balance sheet data for the years ended December 31, 2001 and December 31, 2000, have been derived from the audited financial statements of our predecessor not included in this report. Data have been presented for the three months ended March 31, 2002 and nine months ended December 31, 2002, rather than for the year ended on such date, because we had only nine months of operating results in fiscal year 2002 since our predecessor, Rotech Medical Corporation, emerged from bankruptcy on March 26, 2002. For all periods prior to April 1, 2002, the results of operations and other financial data set forth below refer to the business and operations of our predecessor which, upon emerging from bankruptcy, transferred substantially all of its assets to us in a restructuring transaction accounted for as of March 31, 2002. For all periods subsequent to March 31, 2002, the results of operations and other financial data refer to our business and operations, as the successor company to Rotech Medical Corporation.

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2000	2001	2002	2002(1)	2003	2004
Statement of Operations Data:
Net revenues	$568,704 (2)	$614,487	$154,750	$463,025	$581,221	$534,503
Costs and expenses
Cost of net revenues:
Product and supply costs	116,063	97,167	22,513	67,542	73,900	70,583
Patient service equipment depreciation	36,723	44,679	12,147	39,363	102,819	61,362

Total cost of net revenues	152,786	141,846	34,660	106,905	176,719	131,945
Provision for doubtful accounts	27,352 (2)	20,917	3,661	11,481	20,033	15,214
Selling, general and administrative	315,106	329,516	84,996	274,300	311,075	273,825
Depreciation and amortization(3)	50,614	60,736	2,839	8,572	16,828	15,191
Interest (income) expense, net	(46)	(322)	(17)	33,093	41,402	33,696
Provision for settlement of government claims(4)	2,176	2,516	—	—	—	—
Other income	—	—	—	—	—	(2,516)
Provision for inventory losses	211	2,141	264	—	—	—

Total costs and expenses	548,199	557,350	126,403	434,351	566,057	467,355

Earnings (loss) before reorganization items, income taxes, extraordinary items	20,505	57,137	28,347	28,674	15,164	67,148
Reorganization items(5)	17,191	17,107	182,291	3,899	—	—

Earnings (loss) before income taxes, extraordinary items	3,314	40,030	(153,944)	24,775	15,164	67,148
Federal and state income (benefit) taxes	12,081	30,324	(203)	10,903	6,751	28,931

Earnings (loss) before extraordinary items	(8,767)	9,706	(153,741)	13,872	8,413	38,217
Extraordinary gain on debt discharge, net of taxes	—	—	20,441	—	—	—

Net earnings (loss)(3)	$(8,767)	$9,706	$(133,300)	$13,872	$8,413	$38,217

	Predecessor Company		Successor Company
	December 31,		December 31,
(dollars in thousands)	2000	2001	2002	2003	2004
Balance Sheet Data
Current assets	$161,685	$174,630	$157,347	$131,303	$169,997
Working capital	136,134	135,116	80,671	63,284	114,743
Total assets	1,238,643	1,228,696	1,091,206	993,283	1,007,399
Total debt, including current portion	—	—	478,513	368,000	335,878
Convertible redeemable preferred stock	—	—	5,346	6,101	5,343
Stockholders’ equity	678,390	688,096	508,526	517,598	561,521

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2000	2001	2002	2002	2003	2004
Selected Historical Financial Data:
EBITDA(6)	$90,605	$145,123	$(118,534)	$105,803	$176,213	$177,397
Capital expenditures	71,557	79,765	15,299	47,273	41,993	54,003
Cash flows provided by operating activities	161,637	116,127	17,561	97,988	148,279	133,994
Cash flows used in investing activities	(71,818)	(84,989)	(15,299)	(50,176)	(45,022)	(54,003)
Cash flows used in financing activities	(74,982)	(39,121)	(5,545)	(21,487)	(110,289)	(36,148)

(1)	We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Risk Factors—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor” and note 2 to the audited financial statements for the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004.

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

(2)	We experienced a deterioration in the aging of certain receivables during 2000 due to a variety of factors including the operational effects of the bankruptcy filing. Some of the factors that negatively affected the billing and collections process include increased loss of office and other personnel, problems experienced in the closure and consolidation of billing locations and systems, and personnel shortages and the competing time demands required in normalizing relations with payors and addressing a variety of vendor issues. In the fourth quarter of 2000, management performed a study and analysis of these issues and their effect, and performed a re-evaluation of the allowance for doubtful accounts and contractual adjustments. Accordingly, we recorded an increase to the provision for bad debts of $5 million and an increase to contractual adjustments of $15 million in the fourth quarter of 2000.

(3)	In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We adopted the provisions of Statement 142 effective January 1, 2002. Had Statement 142 been in effect for the years ended December 31, 2000 and 2001, amortization of goodwill would have been reduced by $41.0 million and $47.8 million, respectively, and net earnings for such periods would have increased by $35.4 million and $42.2 million, respectively.

Prior to March 31, 2002, property and equipment was stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. We believe the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

During the second quarter ended June 30, 2003, management completed an assessment of the depreciation estimates made on April 1, 2002, related to long-lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we revised our estimate of useful lives for certain of these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific useful remaining life. As a result of that change in depreciation estimate, we recognized approximately $42.5 million in additional depreciation expense for the year ended December 31, 2003 which has been included as a component of cost of sales. This change in estimate resulted in a decrease to net income of approximately $23.8 million. Cost of net revenues as a percentage of net revenue was 30.4% for 2003 as compared to 22.9% for 2002.

During 2004, we undertook a project to physically count the patient service equipment within all of our respective operating locations and to estimate the equipment utilized for rental within patient homes. As a result of this project, we believe that certain of the equipment acquired from our predecessor company, Rotech Medical Corporation, is no longer in service or held by us or our patients. Such equipment is presumed to have been fully depreciated prior to December 31, 2004. Accordingly, we have reduced the gross patient service equipment accounts and the related accumulated depreciation accounts by offsetting $52 million. This adjustment had no impact on our results of operations in 2004.

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

(5)	During the years ended December 31, 2000 and December 31, 2001, the three months ended March 31, 2002, the nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004, we recorded the following as reorganization items:

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended March 31,	Year ended December 31,
(dollars in thousands)	2000	2001	2002	2002	2003	2004
Severance and terminations	$3,470	$753	$837	$—	$—	$—
Legal, accounting and consulting fees	325	3,815	175	1,928	—	—
Loss on sale/leaseback of vehicles	—	—	4,686	169	—	—
Priority tax claim allowed	—	—	9,000	—	—	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	—	5,000	—	—	—
Administrative expense claims allowed	—	—	7,800	—	—	—
Fresh-start reporting adjustments	—	—	153,197	—	—	—
Loss on closure of discontinued branch operations and discontinued product lines, long-term incentive compensation and other charges resulting from reorganization and restructuring	13,396	12,539	1,596	1,802	—	—

	$17,191	$17,107	$182,291	$3,899	$—	$—

For further information, see note 3 to the audited financial statements for the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004.

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

Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of net earnings to EBITDA for each period is presented below. EBITDA as defined herein reflects the effects of non-recurring items (including provision for settlement of government claims, provision for inventory losses, reorganization items and extraordinary items) in amounts of $19,578, $21,764, $162,114, $3,899, $0 and $0 for the years ended December 31, 2000 and 2001, the three-months ended March 31, 2002, the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively.

Reconciliation of Net Earnings (Loss) to EBITDA

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2000	2001	2002	2002	2003	2004
Net earnings (loss)	$(8,767)	$9,706	$(133,300)	$13,872	$8,413	$38,217
Income taxes (benefit)	12,081	30,324	(203)	10,903	6,751	28,931
Interest expense (income)	(46)	(322)	(17)	33,093	41,402	33,696
Depreciation and amortization	87,337	105,415	14,986	47,935	119,647	76,553

EBITDA	$90,605	$145,123	$(118,534)	$105,803	$176,213	$177,397

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Information Regarding Forward-Looking Statements” and “Business—Risk Factors.” Our predecessor, Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and subsequently transferred substantially all of its assets to us in a restructuring transaction. The financial statements included herein reflect these transactions effective as of March 31, 2002. As used herein, unless otherwise specified or the context otherwise requires, references to “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 475 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services (86.6% of net revenues for the year-ended December 31, 2004), which include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment (12.4% of net revenues for the year-ended December 31, 2004), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

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

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. In 2004, approximately 71.0% of our revenues were reimbursed under arrangements with Medicare, Medicaid and other federally-funded programs (primarily the Veterans Administration). Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our products. These changes include a freeze in payments for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The impact of competitive bidding, new clinical conditions and quality standards are uncertain at this time. The MMA changes also include a reduction in payment rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses), based on the percentage difference between the amount of payment otherwise determined for 2002 and the median payment amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG.

As of the time of filing this annual report, the reduction in payments for oxygen and oxygen equipment had not been finalized. A September 2004 OIG report surveyed FEHBP prices for oxygen equipment and found that the median 2002 prices were considerably lower than Medicare payments for those items. On February 4, 2005,

CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice states that CMS was informed by the OIG that it will need to collect additional information before the FEHBP median prices for oxygen are finalized. Until such prices are established, Medicare claims for oxygen equipment furnished on or after January 1, 2005 will be paid based on the 2004 monthly payment amounts. CMS is expected to calculate and implement the lower 2005 payment amounts upon receipt of the additional information from the OIG. CMS has stated that no retroactive adjustments are to be made once the new payment amounts are set. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 2% of our recorded revenues in 2004. If the proposed reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the September 2004 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) had been implemented in 2004, we believe it would have resulted in a reduction in our 2004 recorded revenues in the range of approximately $30 million to $35 million. At this time, we cannot determine the outcome of the 2005 Medicare oxygen payment rates, the date on which the new payment amounts will become effective or the ultimate impact on our business.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Medicare-reimbursed inhalation drug therapies provided by us in 2004 accounted for approximately 17% of our recorded revenues. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, payments for drugs delivered through nebulizer equipment are based on 106% of average sales price, or ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our results of operations. The ASP payment amounts for the first and second quarters of 2005 for many drugs, including inhalation drugs, are significantly less than the payment amounts for these drugs in 2004. For example, the payment rates, as posted by CMS, for two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, were reduced from $0.39 and $2.82 per milligram in 2004 to $0.065 and $0.287 for the first quarter of 2005, respectively. For the second quarter of 2005, payment rates, as posted by CMS, for albuterol sulfate and ipratropium bromide were changed to $0.090 and $0.202, respectively. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary during a 30-day period or $80 for a 90-day period. These dispensing fees may be reduced or eliminated in 2006 or beyond, and such reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profitability and results of operations. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to continue to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2005, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profitability and results of operations.

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

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. Subsequent to our predecessor’s emergence from bankruptcy, at the end of each reporting period, we recognize rental arrangement revenues ratably over the monthly service period and defer revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date.

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

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services we render to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (retrospectively determined). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting Statement 142, goodwill and a substantial amount of our intangible assets are no longer amortized. Pursuant to Statement 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment. We performed our annual impairment testing during our fourth quarter of each year and concluded there was no impairment of successor company goodwill or identifiable intangibles in 2002, 2003, and 2004.

Property and Equipment

Prior to March 31, 2002, property and equipment was stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. We believe the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Effective April 1, 2003, we changed our estimated useful life on certain long-lived assets acquired from our predecessor, Rotech Medical Corporation. The estimated useful life of certain acquired rental property was changed from an aggregate of four years from the date acquired from our predecessor to a five-year useful life from the original acquisition date by our predecessor. The change increased depreciation expense by $42.5 million and decreased net income by approximately $23.8 million, or $0.95 per basic share and $0.94 per diluted share for the year ended December 31, 2003. The change was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

During 2004, we undertook a project to physically count the patient service equipment within all the respective operating locations and to estimate the equipment utilized for rental within patient homes. As a result of this project, we believe that certain of the equipment acquired from our predecessor company, Rotech Medical Corporation, is no longer in service or held by us or our patients. Such equipment is presumed to have been fully depreciated prior to December 31, 2004. Accordingly, we have reduced the gross patient service equipment account and the related accumulated depreciation by $52 million. This adjustment had no impact on our results of operations in 2004.

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of our capitalized software existed at December 31, 2004.

Income Taxes

We account for income taxes under the asset and liability approach required by FASB Statement No. 109, Accounting for Income Taxes (Statement 109). For periods prior to March 31, 2002, under Statement 109, the current and deferred tax expense was allocated among the members of the IHS controlled corporate group, including our predecessor.

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

FASB Statement No. 5, Accounting for Contingencies, provides guidance on the application of generally accepted accounting principles related to these matters. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We believe that our accrued liabilities related to such contingencies are appropriate and in accordance with generally accepted accounting principles.

Fresh-Start Reporting

We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value was allocated to our assets based on their respective fair values in conformity with a method similar in nature to the purchase method of accounting for business combinations. Any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Business—Risk Factors—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor.”

Results of Operations

The following table shows our results of operations for the three months ended March 31, 2002, the nine months ended December 31, 2002 and the combined results for the predecessor company and us, as the successor company, for the year ended December 31, 2002. The calculation of the combined results for the year ended December 31, 2002 is based on an aggregation of the three months ended March 31, 2002 and the nine months ended December 31, 2002 and is for illustrative purposes only (see note 1 to the audited financial statements for the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004 included in this report).

	Predecessor Company	Rotech Healthcare Inc.	Combined
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2002
Statement of Operations Data:
Net Revenues	$154,750	$463,025	$617,775
Costs and expenses:
Cost of net revenues:
Product and supply costs	22,513	67,542	90,055
Patient service equipment deprecation	12,147	39,363	51,510

Total cost of net revenues	34,660	106,905	141,565
Provision for doubtful accounts	3,661	11,481	15,142
Selling, general and administrative	84,996	274,300	359,296
Depreciation and amortization	2,839	8,572	11,411
Interest (income) expense, net	(17)	33,093	33,076
Provision for inventory losses	264	—	264

Total costs and expenses	126,403	434,351	560,754

Earnings before reorganization items, income taxes and extraordinary items	28,347	28,674	57,021
Reorganization items	182,291	3,899	186,190

Earnings (loss) before taxes and extraordinary items	(153,944)	24,775	(129,169)
Federal and state income taxes (benefit)	(203)	10,903	10,700

Earnings (loss) before extraordinary items	(153,741)	13,872	(139,869)
Extraordinary gain on debt discharge	20,441	—	20,441

Net earnings (loss)	$(133,300)	$13,872	$(119,428)

The following table shows our results of operations and our results of operations as a percentage of net revenues for the years ended December 31, 2002 (combined results), 2003 and 2004.

				Percentage of Net Revenues
	Combined Year ended Dec. 31, 2002	Rotech Healthcare Inc. Year ended Dec. 31, 2003	Rotech Healthcare Inc. Year ended Dec. 31 2004	Combined Year ended Dec. 31, 2002	Rotech Healthcare Inc. Year ended Dec. 31, 2003	Rotech Healthcare Inc. Year ended Dec. 31, 2004	Percent Increase (Decrease)
(dollars in thousands)							2003 vs. 2002	2004 vs. 2003
Statement of Operations Data:
Net revenues	$617,775	$581,221	$534,503	100.0%	100.0%	100.0%	-5.9%	-8.0%
Costs and expenses:
Cost of net revenues:
Product and supply costs	90,055	73,900	70,583	14.6	12.7	13.2	-17.9	-4.5
Patient service equipment deprecation	51,510	102,819	61,362	8.3	17.7	11.5	99.6	-40.3

Total cost of net revenues	141,565	176,719	131,945	22.9	30.4	24.7	24.8	-25.3
Provision for doubtful accounts	15,142	20,033	15,214	2.5	3.4	2.8	32.3	-24.1
Selling, general and administrative	359,296	311,075	273,825	58.2	53.5	51.2	-13.4	-12.0
Depreciation and amortization	11,411	16,828	15,191	1.8	2.9	2.8	47.5	-9.7
Interest (income) expense, net	33,076	41,402	33,696	5.4	7.1	6.3	25.2	-18.6
Other income	—	—	(2,516)	0.0	0.0	-0.5	0.0	0.0
Provision for inventory losses	264	—	—	0.0	0.0	0.0	-100.0	0.0

Total costs and expenses	560,754	566,057	467,355	90.8	97.4	87.4	0.9	-17.4

Earnings (loss) before reorganization items, income taxes, extraordinary items	57,021	15,164	67,148	9.2	2.6	12.6	-73.4	342.8
Reorganization items	186,190	—	—	30.1	0.0	0.0	-100.0	0.0

Earnings before income taxes and extraordinary items	(129,169)	15,164	67,148	-20.9	2.6	12.6	-111.7	342.8
Federal and state income taxes	10,700	6,751	28,931	1.7	1.2	5.4	-36.9	328.5

Earnings (loss) before extraordinary items	(139,869)	8,413	38,217	-22.6	1.4	7.2	-106.0	354.3

Extraordinary gain on debt discharge, net of taxes	20,441	—	—	3.3	0.0	0.0	-100.0	0.0

Net earnings (loss)	(119,428)	8,413	38,217	-19.3	1.4	7.2	-107.0	354.3

EBITDA(1)	$(13,451)	$176,213	$177,397	-2.2%	30.3%	33.2%	1,409.8%	0.1%

(1)	See “Selected Historical Consolidated Financial Data,” item (6) on page 37 for a detailed definition of EBITDA and a reconciliation of net earnings to EBITDA. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Year ended December 31, 2004 as compared to year ended December 31, 2003

Total net revenues for the year ended December 31, 2004 decreased $46.7 million, or 8.0%, to $534.5 million, from the comparable period in 2003. The decrease was primarily attributable to a reduction in Medicare payment rates for inhalation drugs which reduced our revenues and operating income by approximately $24 million and the remainder was due to volume decreases, including decreases related to closing certain of our locations in 2003 due to various contract issues and failure to meet profitability targets.

Cost of net revenues for the year ended December 31, 2004 decreased $44.8 million, or 25.3% to $131.9 million, from the comparable period in 2003. The decrease in cost of net revenues is mainly attributable to the decrease in patient service equipment depreciation of $41.5 million. In 2003, we changed the estimated useful lives of the patient service equipment which resulted in a significant increase in patient service equipment depreciation charged for 2003. Cost of net revenues as a percentage of net revenue was 24.7% for 2004 as compared to 30.4% for 2003.

The provision for doubtful accounts for the year ended December 31, 2004 decreased by $4.8 million or 24.1% from the comparable period in 2003. The provision for doubtful accounts expense as a percentage of net revenues decreased to 2.8% for the year ended December 31, 2004 as compared to 3.4% for 2003. The decrease in this expense is primarily attributed to efficiencies gained from consolidating our billing centers, improving our collection policies and procedures and from exiting certain contracts.

Selling, general and administrative expenses for the year ended December 31, 2004 decreased by $37.3 million, or 12.0%, to $273.8 million, from the comparable period in 2003. The primary factors in the decrease of selling, general and administrative expenses was an $11.5 million decrease in salary expense, an $11.3 million decrease in insurance costs with the remainder attributable to a continued focus on cost controls. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.2% for the year ended December 31, 2004 from 53.5% for the year ended December 31, 2003.

Depreciation and amortization for the year ended December 31, 2004 decreased $1.6 million, or 9.7%, to $15.2 million, from the comparable period in 2003. The primary reason for the decrease was a decline in capital purchases of non-patient service equipment.

Interest expense for the year ended December 31, 2004 decreased $7.7 million from the comparable period in 2003. The decrease is primarily attributable to debt payments in the amount of $25.3 million on our term loan and the repurchase, in August 2004, of $13 million of our 9 1/2% senior subordinated notes due 2012 with respect to which we paid a premium of $0.9 million associated with the retirement of such notes.

Federal and state income taxes for the year ended December 31, 2004 increased $22.2 million to $28.9 million, from the comparable period in 2003. The increase in federal and state income taxes was due to much higher earnings before income taxes in the year ended December 31, 2004.

For the year ended December 31, 2004, we generated net earnings of $38.2 million as compared to net earnings of $8.4 million for 2003. The increase in earnings for the year ended December 31, 2004 resulted primarily from the decrease in total expenses of $98.7 million, offset by $46.7 million in reduced revenue and $22.2 million in increased income taxes.

Year ended December 31, 2003 as compared to year ended December 31, 2002

Total net revenues for the year ended December 31, 2003 decreased $36.6 million, or 5.9%, to $581.2 million, from the comparable period in 2002. The decrease was attributable to flat revenues in our respiratory therapy equipment and services products and a 25.0% decrease in our durable medical equipment revenues. The decrease in durable medical equipment revenues was due to our efforts to focus on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. In addition, we exited from certain contracts that we believed were not profitable.

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

Interest expense for the year ended December 31, 2003 increased $8.3 million from the comparable period in 2002. The increase is attributable to interest costs incurred in connection with our $200 million senior secured term loan which we entered into on March 26, 2002 and our $300 million 9½% senior subordinated notes due 2012 which were issued on March 26, 2002. Included in interest expense is amortization of deferred debt issue costs which increased $2.9 million due primarily to accelerated prepayments made on our senior secured term loan.

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

Liquidity and Capital Resources

Net cash provided by operating activities and reorganization items was $133.9 million for the year ended December 31, 2004 and was $148.3 million for the year ended December 31, 2003. Cash flows in both years were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased $10.4 million from $98.8 million at December 31, 2003 to $88.4 million at December 31, 2004. Accounts receivable decreased as a result of an increase in cash collections for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 51 days at December 31, 2004 compared to 52 days at December 31, 2003.

Included in accounts receivable are earned but unbilled receivables of $12.2 million at December 31, 2004 and $14.8 million at December 31, 2003. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (retrospectively determined). Final payment under these programs is subject to administrative review and audit, and management currently makes provisions for any adjustments which may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms. Management closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information management believes to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Business—Risk Factors” above.

Capital expenditures totaled approximately $54.0 million for the year ended December 31, 2004 and $42.0 million for the year ended December 31, 2003. The increase in 2004 is attributed primarily to growth in new rental units during 2004.

Cash flows from financing activities primarily relate to debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility that for general corporate purposes including working capital, capital expenditures and acquisitions. The interest rates per annum applicable to the senior secured revolving credit facility is LIBOR or, at our option, the alternate base rate, which is the higher of (a) the rate of interest publicly announced by UBS AG as its prime rate in effect at its Stamford Branch, and (b) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin. The applicable margin with respect to the revolving credit facility, is determined in accordance with a performance grid based on our consolidated leverage ratio and ranges from 3.25% to 2.25% in the case of Eurodollar rate advances and from 2.25% to 1.25% in the case of alternate base rate advances.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to Rotech Medical Corporation’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of either the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance.

•	an aggregate principal amount of $300 million of 9½% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9½% is payable semi-annually in arrears on April 1 and October 1 of each year.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. For example, our capital expenditures are limited to $95.0 million, $100.0 million and $105.0 million for 2005, 2006 and 2007, respectively and our acquisition expenditures are limited to $40.0 million annually for each of 2005, 2006 and 2007. Our actual capital expenditures in 2003 and 2004 were approximately $42.0 million and $54.0 million, respectively. Our actual acquisition expenditures in 2003 and 2004 were approximately $10.0 million and none, respectively.

We did not draw down on the revolving credit facility during 2004, although standby letters of credit totaling $11.2 million have been issued under this credit facility. Please see the section captioned “Business—Senior Secured Credit Facilities” for discussion of our senior secured credit facilities.

During 2004, we made regularly scheduled amortization payments of $.6 million and voluntary prepayments of principal of $24.7 million on the $200 million term loan. As of December 31, 2004, $42.7 million remained outstanding on the term loan.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes. We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. For the year ended December 31, 2003, our capital expenditures were $42.0 million, representing 7.2% of our net revenues. For the year ended December 31, 2004, our capital expenditures were approximately $54.0 million, representing 10.1% of our net revenues. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2005. We believe that the cash generated from our operations, together with amounts available under the $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A convertible redeemable preferred stock under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. In June 2004, dividends in amount of $0.9 million were declared on our Series A convertible redeemable preferred stock, which were paid in the first quarter of 2005.

In order to maintain compliance with certain requirements of the Rotech Healthcare Inc. Employees Plan, we have determined to make a cash contribution to the plan in the amount of $0.5 million payable at any time prior to December 31, 2005.

Effective August 3, 2004, we repurchased $13.0 million of our 9½% senior subordinated notes due 2012 resulting in a loss on extinguishment of debt of $0.9 million for the premium paid in association with the retirement of such notes. The resulting loss on extinguishment of debt charge is included in selling, distribution and administrative expenses. In addition, effective October 12, 2004, we repurchased 804 shares of our Series A convertible redeemable preferred stock for approximately $0.02 million in order to fund the cash payment of benefits under the Rotech Healthcare Inc. Employees Plan to certain plan participants that are no longer employed by us.

Selected Quarterly Financial Data (unaudited)

The following tables present our unaudited quarterly results of operations for 2003 and 2004. You should read the following tables in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

The following is a summary of quarterly financial results for the year ended December 31, 2003:

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share data)
Summary Statement of Operations Information
Net revenues	$152,577	$145,707	$142,353	$140,584
Interest expense	10,806	9,824	10,676	10,096
Federal and state income taxes	3,967	(5,168)	1,935	6,017
Net earnings (loss)	4,997	(6,679)	2,299	7,796
Net earnings per common share—basic	0.20	(0.27)	0.09	0.31
Net earnings per common share—diluted	0.20	(0.27)	0.08	0.31
Market prices:
High	17.80	23.05	25.75	31.25
Low	13.80	12.00	21.50	20.50
Summary Balance Sheet Information
Deferred tax asset (a)	5,006	5,150	5,511
Other assets	18,427	15,882	14,223	13,941
Other current assets (b)				19,580
Retained earnings	18,412	11,620	13,920	21,714

(a)	Included as a component of other current assets for the three months ended December 31, 2003.
(b)	Includes deferred tax asset for the three months ended December 31, 2003 which was disclosed as a separate asset for prior quarters.

The following is a summary of quarterly financial results for the year ended December 31, 2004:

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share data)
Summary Statement of Operations Information
Net Revenues	$134,011	$133,400	$131,340	$135,751
Interest expense	9,232	8,392	8,595	7,477
Federal and state income taxes	6,306	7,220	5,859	9,547
Net earnings	9,044	10,389	8,431	10,353
Net earnings per common share-basic	0.36	0.41	0.34	0.39
Net earnings per common share-diluted	0.35	0.40	0.33	0.40
Market prices:
High	24.00	26.50	24.60	28.20
Low	20.25	20.75	18.75	20.00
Summary Balance Sheet Information
Other assets	13,276	12,725	12,397	12,551
Other current assets	16,700	16,928	16,954	18,877
Retained earnings	30,758	41,145	49,576	59,481

Contractual Obligations

As of December 31, 2004, our future contractual cash obligations are as follows:

Contractual Obligations (1)	Payments due by period (in thousands)
	Total	2005	2006 – 2007	2008 – 2009	2010 and thereafter
Obligations related to our senior secured notes and senior secured term loan (2)	$329,671	$439	$31,811	$10,421	$287,000
Operating lease obligations (3)	49,130	20,863	23,312	4,789	166
Other long-term liabilities reflected on our balance sheet under GAAP (4)	6,237	1,411	2,793	1,558	475
Total	$385,038	$22,712	$57,917	$16,768	$287,641

(1)	We do not have any purchase obligations other than standard purchase orders in the ordinary course of business.

(2)	Our debt is comprised of our $287 million of 9 1/2% senior secured notes due 2012 and our senior secured term loan. See Note 9 to the audited financial statements for the three months ended March 31, 2002, the nine months ended December 31, 2002, and the years ended December 31, 2003 and 2004 for a discussion of our long-term debt.

(3)	Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See Note 10 to the audited financial statements for the three months ended March 31, 2002, the nine months ended December 31, 2002, and the years ended December 31, 2003 and 2004 for further discussion of our lease commitments.

(4)	Our other long-term liabilities reflected on our balance sheet primarily relate to the priority tax claim and our Series A Convertible Redeemable Preferred Stock.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated With Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3). Statement 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. Statement 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this standard did not have a material impact on our consolidated financial statements.

In December 2002, Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148) was issued by the FASB. This standard amends Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. We implemented Statement 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements. We did not change to the fair value based method of accounting for stock-based employee compensation during 2003 or 2004.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. We have re-considered the implementation of Statement 150 effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of our common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to us of no less than $100,000,000, each holder of Series A Preferred may convert their shares into our common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into our common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. Therefore, we have reclassified the Series A Preferred from a liability presentation in 2003 to a mezzanine presentation in 2004. The related Series A Preferred return has been classified as preferred dividends. The Series A Preferred accounts in 2003 have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation. The financial statement impact of the change in presentation of the Series A Preferred was not material for either 2003 or 2004.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46), and a revised interpretation of FIN 46 (FIN 46(R)) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. We are not the primary beneficiary of any variable interest entity created after January 31, 2003 nor do we have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN 46(R) are effective as of March 31, 2004. The adoption of FIN 46(R) will not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R (Statement 123R), Share Based Payment. This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. Statement 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. Statement 123R is effective for the first interim reporting period that begins after June 15, 2005.

As currently permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, we generally recognize no compensation costs for employee stock options. The adoption of Statement 123R will have a negative impact on our results of operations, however, it will have no cash impact on our overall financial position. We will adopt the provisions of Statement 123R effective July 1, 2005. We have not yet determined the specific dollar impact that the adoption of Statement 123R will have on our future results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrently with our predecessor’s emergence from bankruptcy and the transfer to us of its business and operations, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, in consideration for the transfer of the assets of our predecessor to us, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to Rotech Medical Corporation to fund a portion of the cash distributions made by Rotech Medical Corporation in connection with its plan of reorganization. During 2004 and as of March 14, 2005, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $11.2 million have been issued under this credit facility. For the year ended December 31, 2004, we incurred $33.7 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $42.7 million is outstanding as of December 31, 2004), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2005 through December 31, 2005.

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

Internal Control Over Financial Reporting

We evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing internal controls to address issues identified through these evaluations, including ongoing improvements in our billing centers, increased system controls and improved controls over rental equipment to provide more accurate and complete tracking. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We have made no changes during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

Code of Ethics

We have adopted a code of ethics that applies to the members of our board of directors, principal executive officer, principal financial officer and other persons performing similar functions. We have also issued a Policy Statement on Business Ethics and Conflicts of Interests which is applicable to all employees. Our code of ethics and Policy Statement on Business Ethics and Conflicts of Interests are posted on our internet website, www.rotech.com, and are available, without charge, upon written request directed to the Chief Legal Officer, Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida, 32804.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Executive Officer Agreements

Philip L. Carter

On November 1, 2002, we entered into an employment agreement with Philip L. Carter, pursuant to which Mr. Carter serves as our President and Chief Executive Officer. Mr. Carter’s employment with us commenced on December 9, 2002 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Mr. Carter’s base salary was $850,000 for 2004. Under the terms of the agreement, Mr. Carter’s base salary is reviewed at least annually by the board of directors or compensation committee. Mr. Carter is also eligible for an annual target bonus of up to 100% of his base salary which is based upon certain goals and criteria established by our board of directors and/or compensation committee, and which, under certain circumstances, may exceed 100% of his base salary. In addition, Mr. Carter was issued stock options to purchase 750,000 shares of common stock. The stock options vest over a four-year period. On the first anniversary of the effective date of Mr. Carter’s employment agreement, the board in its reasonable discretion had the ability to cancel 150,000 of these options based upon performance. The board did not cancel such options.

In addition, in connection with his relocation to Orlando, Florida, Mr. Carter was reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by us). Mr. Carter is also entitled to participate in our life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

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

On March 19, 2004, Mr. Carter’s employment agreement was amended to provide for certain payments to be made to Mr. Carter in the event that he should incur liability for certain taxes as a result of the payment of benefits to Mr. Carter following a change of control of the company. Effective as of January 1, 2005, Mr. Carter’s employment agreement was amended and restated to add that in the event Mr. Carter’s employment agreement is not renewed at the expiration of the initial employment period or any renewal period, Mr. Carter will be entitled to the same payments had his employment been terminated by us without cause or by Mr. Carter with good reason, as described above.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Carter’s amended and restated employment agreement, a copy of which is filed as Exhibit 10.19 to this annual report on Form 10-K.

Michael R. Dobbs

On April 4, 2003, we entered into an employment agreement with Michael R. Dobbs, pursuant to which Mr. Dobbs serves as our Chief Operating Officer. Mr. Dobbs’ employment with us commenced on January 13, 2003 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Mr. Dobbs’ base salary was $450,000 for 2004. Under the terms of the agreement, Mr. Dobbs’ base salary is reviewed at least annually by the board of directors or compensation committee. Mr. Dobbs is also eligible for an annual target bonus of up to 100% of his base salary which is based upon certain goals and criteria established by our board of directors and/or compensation committee, and which, under certain circumstances, may exceed 100% of his base salary. In addition, Mr. Dobbs was issued stock options to purchase 400,000 shares of common stock. The stock options vest over a four-year period. On April 4, 2004, our board of directors in its reasonable discretion had the ability to cancel 75,000 of these options based upon performance. The board did not cancel such options.

In addition, in connection with his relocation to Orlando, Florida, Mr. Dobbs was reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by us). Mr. Dobbs is also titled to participate in our life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

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

On March 19, 2004, Mr. Dobbs’ employment agreement was amended to provide for certain payments to be made to Mr. Dobbs in the event that he should incur liability for certain taxes as a result of the payment of benefits to Mr. Dobbs following a change of control of the company. Effective as of January 1, 2005, Mr. Dobbs’ employment agreement was amended and restated to add that in the event Mr. Dobbs’ employment agreement is not renewed at the expiration of the initial employment period or any renewal period, Mr. Dobbs will be entitled to the same payments had his employment been terminated by us without cause or by Mr. Dobbs with good reason, as described above.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Dobbs’ amended and restated employment agreement, a copy of which is filed as Exhibit 10.20 to this annual report on Form 10-K.

Barry E. Stewart

Effective as of August 10, 2004, we entered into a letter agreement with our Chief Financial Officer, Barry E. Stewart, pursuant to which, under certain circumstances, Mr. Stewart will have the right to receive certain benefits upon termination of his employment with us or in the event of a change of control of our company. Upon termination of employment by Mr. Stewart for good reason or by us without cause (each as defined in the letter agreement), we will: (a) pay Mr. Stewart, any base salary or bonus earned but not yet paid as of the date of the termination and reimburse him for all reimbursable expenses; (b) pay him in a lump sum no later than twenty (20) days after the termination of his employment, an amount equal to the sum of (i) 150% of his annual base salary (measured as of the time of the termination of his employment and without mitigation due to any remuneration or other compensation earned by him following such termination of employment), and (ii) an amount equal to his annual target performance bonus for the year in which his employment is terminated; and (c) provided that he timely elects to continue his medical coverage, pay on his behalf the cost of continuing his existing group medical benefits for a period of eighteen (18) months from the date of the termination of his employment.

In the event of the closing of a Change of Control (as such term is defined in the letter agreement), we will pay to Mr. Stewart in a lump sum concurrent with such closing, an amount equal to the sum of (a) 150% of his annual base salary (measured as of the time of the closing of the Change of Control transaction), and (b) an amount equal to his annual target performance bonus for the year in which the closing of the Change of Control transaction occurs. In the event of a Change of Control, the payments described in this paragraph will be Mr. Stewart’s sole and exclusive benefits. Accordingly, in the event Mr. Stewart’s employment is terminated by us or by Mr. Stewart at any time following a Change of Control, for any reason, he will not be entitled to any of the payments or benefits provided for in the above paragraph, unless otherwise provided by any company policy or applicable law. Mr. Stewart’s entitlement to the termination and other benefits described above are conditioned upon him providing a general release of claims in favor of us and material compliance with the covenants included in the letter agreement.

Throughout Mr. Stewart’s employment with us and thereafter, Mr. Stewart has agreed to keep confidential all of our non-public information, matters and materials and adhere to all of our policies with regard to our confidential information. Mr. Stewart has also agreed not to, directly or indirectly, during the period of his employment and for one year following the termination of his employment, compete with us, solicit any of our employees or knowingly do anything that would be adverse in any material way to our interests.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Stewart’s letter agreement, a copy of which is filed as Exhibit 10.23 to this annual report on Form 10-K.

Executive Officer Incentive Awards

Each year our compensation committee establishes an annual incentive (i.e., cash bonus) award plan for members of senior management, including each of our executive officers. Payments of bonus awards to executive officers under such programs are based on the compensation committee’s assessment of our company’s and each executive officer’s performance measured against previously set financial objectives and the achievement of certain strategic goals. In 2005, our compensation committee adopted a cash bonus plan to provide our executive officers with bonus compensation upon the achievement of certain financial objectives related to our 2005 revenue, earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings per share and the achievement of certain strategic goals. If target levels of performance established in the 2005 cash bonus plan are achieved, Mr. Carter and Mr. Dobbs could be awarded a 2005 bonus of up to 100% of their respective base salaries and Mr. Stewart could be awarded a 2005 bonus of up to 75% of his base salary. In addition, Mr. Carter and Mr. Dobbs are eligible for an additional 2005 bonus payment in the discretion of the compensation committee as contemplated in their respective employment agreements.

Effective January 1, 2005 (the “Effective Date”), we established the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007). The plan is intended to benefit our shareholders by providing a multi-year incentive and reward compensation program for a limited group of key members of senior management whose contributions, services and decisions are expected to have a long-term impact on our success. The plan is administered by the compensation committee of our board of directors. The participants in the plan are key members of senior management and certain divisional directors, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The terms of the plan provide for a three-year incentive period, commencing on January 1, 2005 and ending on December 31, 2007, for which our revenues and our earnings before interest, taxes and depreciation for that period will be compared to certain thresholds for each under the plan (the “Performance Objective”). If the Performance Objective is met, each participant in our employ on February 15, 2008 will receive shares of our common stock having an aggregate value equal to his or her annualized rate of base salary from us as in effect on that date (“Award”). In most cases, failure to satisfy the Performance Objective will result in no Award being payable at all; however, in certain limited circumstances, a partial Award would be payable. If a “change of control” (as defined in the plan) of our company should occur prior to February 15, 2008, no Awards will be paid under the plan; however, a cash payment would be made to each participant in our employ on the “change of control date” (as defined in the plan) or within the 90-day period ending on the change of control date, equal to the amount of his or her base salary from us for the period beginning on the Effective Date and ending on the change of control date, based on the participant’s annualized rate of base salary from us as in effect immediately prior to the change of control date. Should the employment of certain plan participants (including, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) terminate following the Effective Date but prior to the earlier of a change of control date or February 15, 2008, he or she may receive a prorated cash payment, calculated in a similar fashion to change of control payments under the plan, depending upon the circumstances of such participant’s termination. The foregoing summary is qualified in its entirety by reference to the full text of the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007), a copy of which is filed as Exhibit 10.8 to this annual report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Item 5 hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Item 13, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III, Item 14, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2003 and 2004	F-3
	Consolidated Statements of Operations for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-4
	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, December 31, 2003 and December 31, 2004	62

Schedules other than that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b) See Item 15(a)(3).

(c) See Item 15(a)(2).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2003 and 2004

(Dollars in thousands)

	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2002	$14,000	$75,654	—	$(75,654)	$14,000
Year ended December 31, 2003	14,000	65,844	—	(74,265)	5,579
Year ended December 31, 2004	5,579	41,622	—	(41,524)	5,677
Allowance for Doubtful Accounts:
Year ended December 31, 2002	24,625	15,142	—	(20,741)	19,026
Year ended December 31, 2003	19,026	20,033	—	(22,112)	16,947
Year ended December 31, 2004	16,947	15,209	—	(20,583)	11,573

(1)	To record write-offs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: March 30, 2005	By:	/S/ PHILIP L. CARTER
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

/S/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/S/ BARRY E. STEWART Barry E. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/S/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	March 30, 2005

/S/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 30, 2005

/S/ WILLIAM J. MERCER William J. Mercer	Director	March 30, 2005

/S/ WILLIAM WALLACE ABBOTT William Wallace Abbott	Director	March 30, 2005

/S/ GUY P. SANSONE Guy P. Sansone	Director	March 30, 2005

/S/ ARTHUR SIEGEL Arthur Siegel	Director	March 30, 2005

EXHIBIT INDEX

Exhibit Number	Title

2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2	Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9½% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(c)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(c)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(d)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(e)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(f)	Form of Common Stock Option Agreement.

10.6(c)	Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan.

10.7(c)	Form of Restricted Stock Award Agreement.

10.8	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.9(a)	$275,000,000 Credit Agreement among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties hereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent, dated as of March 26, 2002.

10.10(g)	Amendment, dated as of December 31, 2002, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.11(h)	Second Amendment and Waiver, dated as of June 7, 2004, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.12(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.13(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.14(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.15(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.16(f)	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

10.17(i)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

Exhibit Number	Title

10.18(a)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.19	First Amended and Restated Employment Agreement with Philip L. Carter dated January 31, 2005.

10.20	First Amended and Restated Employment Agreement with Michael R. Dobbs dated January 31, 2005.

10.21(e)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

10.22(e)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

10.23	Letter agreement with Barry E. Stewart with Respect to Rights upon Termination of Employment dated August 10, 2004.

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent auditors.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(d)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(e)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(f)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 16, 2004.

(i)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2004	F-3

Consolidated Statements of Operations for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years December 31, 2003 and December 31, 2004	F-5

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the nine months ended December 31 2002, and the years ended December 31, 2003 and 2004 (Successor Company operations), and for the three months ended March 31, 2002 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, on February 13, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on March 26, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Rotech Healthcare Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations for the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004, (Successor Company operations), in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated results of their operations for the three months ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Orlando, Florida

March 29, 2005

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2004

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$20,980	$64,823
Accounts receivable, net	81,862	76,806
Other accounts receivable	892	1,172
Inventories	7,989	8,726
Prepaid expenses	4,328	4,794
Income tax receivable	2,531	—
Deferred tax asset	12,721	12,911

Total current assets	131,303	169,997
Property and equipment, net	150,752	129,403
Intangible assets (less accumulated amortization of $2,320 in 2003 and $3,394 in 2004)	17,684	16,610
Other goodwill	11,256	11,256
Reorganization value in excess of fair value of identifiable assets—goodwill	668,347	668,347
Other assets	13,941	12,551

	$993,283	$1,007,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,652	$18,465
Accrued expenses	27,034	14,808
Accrued interest	9,873	7,295
Dividends payable	—	900
Deferred revenue	13,768	10,335
Income taxes payable	—	2,805
Current portion of capital leases	—	207
Current portion of long-term debt	692	439

Total current liabilities	68,019	55,254
Deferred tax liabilities	25,905	50,049
Priority tax claim	8,352	5,707
Capital leases, less current portion	—	293
Long-term debt, less current portion	367,308	329,232

Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 250,000 shares issued and outstanding at December 31, 2003 and 249,196 shares issued and outstanding at December 31, 2004	6,101	5,343

Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,042,029 shares issued and outstanding at December 31, 2003 and 25,323,745 shares issued and outstanding at December 31, 2004	3	3
Additional paid-in capital	495,881	502,037
Retained earnings	21,714	59,481

Total stockholders’ equity	517,598	561,521

	$993,283	$1,007,399

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Net revenues	$154,750	$463,025	$581,221	$534,503
Costs and expenses:
Cost of net revenues:
Product and supply costs	22,513	67,542	73,900	70,583
Patient service equipment depreciation	12,147	39,363	102,819	61,362

Total cost of net revenues	34,660	106,905	176,719	131,945
Provision for doubtful accounts	3,661	11,481	20,033	15,214
Selling, general and administrative	84,996	274,300	311,075	273,825
Depreciation and amortization	2,839	8,572	16,828	15,191
Interest (income) expense, net	(17)	33,093	41,402	33,696
Other income	—	—	—	(2,516)
Provision for inventory losses	264	—	—	—

Total costs and expenses	126,403	434,351	566,057	467,355

Earnings (loss) before reorganization items, income taxes and extraordinary items	28,347	28,674	15,164	67,148
Reorganization items	182,291	3,899	—	—

Earnings (loss) before income taxes and extraordinary items	(153,944)	24,775	15,164	67,148
Federal and state income (benefit) taxes	(203)	10,903	6,751	28,931

Earnings (loss) before extraordinary items	(153,741)	13,872	8,413	38,217
Extraordinary gain on debt discharge, net of taxes	20,441	—	—	—

Net earnings (loss)	(133,300)	13,872	8,413	38,217
Accrued dividends on redeemable preferred stock	—	346	225	450

Net earnings (loss) available for common stockholders	$(133,300)	$13,526	$8,188	$37,767

Net earnings per common share—basic		$0.54	$0.33	$1.50

Net earnings per common share—diluted		$0.54	$0.32	$1.48

Weighted average shares outstanding—basic		24,999,998	25,010,881	25,146,315

Weighted average shares outstanding—diluted		25,199,998	25,363,107	25,744,016

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares of Common Stock		Par Value Common Stock	Additional paid-in capital	Retained earnings	Total Stockholders’ Equity
	Predecessor	Successor
Predecessor:
Balance at December 31, 2001	1,000	—	$1	$565,893	$122,202	$688,096
Net loss for the three months ended March 31, 2002	—		—	—	(133,300)	(133,300)
Fresh-start reporting adjustments	(1,000)	24,999,998	1	(70,895)	11,098	(59,796)

Successor:
Balance at March 31, 2002	—	24,999,998	2	494,998	—	495,000
Net earnings for the nine months ended December 31, 2002			—	—	13,872	13,872
Accrued dividends on redeemable preferred stock	—	—	—	—	(346)	(346)

Balance at December 31, 2002	—	24,999,998	2	494,998	13,526	508,526
Net earnings for the twelve months ended December 31, 2003		—	—	—	8,413	8,413
Tax benefit from exercise of stock options		—	—	56	—	56
Proceeds from exercise of stock options		42,031	1	827	—	828
Accrued dividends on redeemable preferred stock		—	—	—	(225)	(225)

Balance at December 31, 2003	—	25,042,029	$3	$495,881	$21,714	$517,598
Net earnings for the twelve months ended December 31, 2004	—	—	—	—	38,217	38,217
Tax benefit from exercise of stock options	—	—	—	419	—	419
Proceeds from exercise of stock options	—	281,716	—	5,737	—	5,737
Accrued dividends on redeemable preferred stock	—	—	—	—	(450)	(450)

Balance at December 31, 2004	—	25,323,745	$3	$502,037	$59,481	$561,521

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor	Successor
	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
	2002	2002	2003	2004
Net earnings (loss)	$(133,300)	$13,526	$8,188	$37,767
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Reorganization items	182,291	3,899	—	—
Provision for doubtful accounts	3,661	11,481	20,033	15,214
Depreciation and amortization	14,986	47,935	119,647	79,124
Loss on disposal of fixed assets	—	—	367	371
Dividends accrued	—	346	225	450
Loss on extinguishment of debt				910
Deferred income taxes	—	(448)	2,971	23,954
Extraordinary gain on debt discharge	(20,441)	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,998)	9,843	(4,177)	(10,158)
Decrease (increase) in other receivables	1,146	(3,814)	1,174	(280)
(Increase) decrease in inventories	(2,045)	2,469	3,994	(737)
Decrease (increase) in prepaid expenses	124	(798)	(699)	(466)
Decrease in income tax receivable				2,531
(Increase) decrease in other assets	(6,929)	(363)	5,541	(1,179)
(Decrease) increase in accounts payable and accrued expenses	(5,086)	5,341	(9,107)	(10,413)
(Decrease) in accrued interest	—	10,281	122	(2,886)
Increase in income taxes payable				3,225
Decrease in deferred revenue	—	—	—	(3,433)

Net cash provided by operating activities	26,409	99,698	148,279	133,994
Net cash used by reorganization items	(8,848)	(1,710)	—	—

Net cash provided by operating activities and reorganization items	17,561	97,988	148,279	133,994

Cash flows from investing activities:
Purchases of property and equipment	(15,299)	(47,273)	(41,993)	(54,003)
Business acquisitions	—	(2,903)	(3,029)	—

Net cash used in investing activities	(15,299)	(50,176)	(45,022)	(54,003)

Cash flows from financing activities:
Proceeds from long term borrowings	500,000	—	—	—
Debt issuance costs	(16,960)	—	—	—
Payments of long term borrowings	—	(21,487)	(110,513)	(39,240)
Payments of liabilities subject to compromise/priority tax claim	(27,932)	—	(605)	(2,645)
Net proceeds from stock option exercises	—	—	829	5,737
Net proceeds from sale/lease back of vehicles	10,191	—	—	—
Distributions to parent company, net	(470,844)	—	—	—

Net cash used in financing activities	(5,545)	(21,487)	(110,289)	(36,148)

(Decrease) increase in cash and cash equivalents	(3,283)	26,325	(7,032)	43,843
Cash and cash equivalents, beginning of period	4,970	1,687	28,012	20,980

Cash and cash equivalents, end of period	$1,687	$28,012	$20,980	$64,823

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$—	$—	$—	$500
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$14	$23,275	$37,104	$33,002
Income taxes	—	$767	$4,451	$1,202

Income tax payments for the three months ended March 31, 2002 were made on behalf of the Company by Integrated Health Services, Inc. (“IHS”). Reorganization cash payments are included within the individual line items above.

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three month period ended March 31, 2002, nine month period ended

December 31, 2002 and Years Ended December 31, 2003 and 2004

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

Pursuant to the Plan of Reorganization (the Plan), on March 26, 2002, Rotech Medical Corporation transferred to Rotech Healthcare Inc. substantially all of the assets it used in connection with its businesses and operations (including stock of substantially all of its subsidiaries). As partial consideration for the transfer of the assets to Rotech Healthcare Inc., Rotech Healthcare Inc. transferred to Rotech Medical Corporation 24,999,998 shares of common stock, which represented all of its outstanding shares of common stock, for further distribution by Rotech Medical Corporation to its senior creditors as contemplated by the Plan.

The Company’s certificate of incorporation authorizes the Company to issue up to 250,000 shares of Series A Convertible Redeemable Preferred Stock with an aggregate face value of $5,000. Concurrent with the effectiveness of the Plan, the Company issued all of the shares of Series A Convertible Redeemable Preferred Stock to an employee profit sharing plan.

In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan in its consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 is applicable because pre-reorganization shareholders will receive less than 50% of the Company’s new common stock and the reorganization value of the assets of the reorganized company is less than the total of all post-petition liabilities and allowed claims. Under fresh-start reporting, the reorganization value of the Company was allocated to the Company’s assets based on their respective fair values similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of March 31, 2002.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, the reported financial position and cash flows of the Predecessor for periods prior to April 1, 2002 generally are not comparable to those of the Successor.

In connection with the implementation of fresh-start reporting, the Company recorded an extraordinary gain of $20,441 from a gain on debt discharge in accordance with the provisions of the Plan. Additionally, other significant adjustments were also recorded to reflect the provisions of the Plan and the fair values of the assets and liabilities of the Successor as of March 31, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor for the three months ended March 31, 2002. See Note 2.

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

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. Subsequent to the Predecessor’s emergence from bankruptcy, at the end of each reporting period, the Company defers revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor, no continuing service obligation (other than oxygen refills and servicing equipment based on manufacturers’ recommendations) after the initial setup, and no refund obligation for the return of equipment after the monthly billing date.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change, which could impact operations and cash flows.

Net Patient Service Revenues

The Company derives a significant portion of its revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services we render to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (retrospectively determined). Final payment under these programs is subject to administrative review and audit, and the Company currently makes provisions for any adjustments which may result. The Company’s provisions for contractual allowances under managed care health plans are based primarily on payment terms. The Company closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information the Company believes to be available. However, due to the complexities involved in these estimations, actual payments the Company receives could be different from the amounts the Company estimates and records.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. The Company estimates provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. The Company routinely reviews accounts receivable balances in conjunction with its historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when the Company considers the adequacy of the amounts the Company records as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Property and Equipment

Prior to March 31, 2002, property and equipment was stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. The Company believes the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Capitalized Software

Included in property and equipment are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2004.

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

Additionally, the Predecessor realized a charge of $182,291 (see Note 3) related to the reorganization under fresh-start accounting as well as realized an extraordinary gain of $20,441 relative to the forgiveness of liabilities. For accounting purposes, the charge and the gain have been reflected in the operating results of the Predecessor for the three-month period ended March 31, 2002.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets prior to March 26, 2002, represent the excess of cost over the fair value of assets acquired and liabilities assumed in business combinations. Prior to January 1, 2002, such assets were amortized on a straight-line basis over an estimated life of approximately 20 years.

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets) (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. As a result of adopting Statement 142, goodwill and a portion of the company’s intangible assets are no longer amortized. Pursuant to Statement 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment.

For impairment testing purposes, Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible assets exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate.

Management performs the required annual impairment test during the fourth quarter each year, unless indicators of impairment are present and suggest earlier testing is warranted. During the years ended December 31, 2003 and 2004 the Company completed its impairment reviews, which indicated that there were no impairments.

The carrying value of goodwill increased by approximately $8,940 due to the acquisition of Northern Kentucky Respiratory Care (NKR) on February 6, 2003 (see Note 5).

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2005—$984; 2006—$984; 2007—$964; 2008—$945; 2009—$943. Accumulated amortization expense was $2,320 and $3,394 at December 31, 2003 and 2004, respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provided below is an accounting of intangible assets, goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2002 through December 31, 2004:

	Intangible Assets Subject to Amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets — goodwill
Balance at January 1, 2002	$8,604	$774,825	$—
Fresh start reporting adjustments	(8,604)	(774,825)	—
Allocation of reorganization value under fresh start reporting	19,803	—	651,814

Balance at March 31, 2002	19,803	—	651,814
Acquisitions during the nine months ended December 31, 2002	150	2,316	—
Adjustments to reorganization value in excess of value of identifiable assets—goodwill	—	—	17,109
Amortization expense for nine months ended December 31, 2002	(987)	—	—

Balance at December 31, 2002	18,966	2,316	668,923
Acquisitions during the year ended December 31, 2003	50	8,940	—
Adjustments to reorganization value	—	—	(576)
Amortization expense for year ended December 31, 2003	(1,332)	—	—

Balance at December 31, 2003	17,684	11,256	668,347
Amortization expense for year ended December 31, 2004	(1,074)	—	—

Balance at December 31, 2004	$16,610	$11,256	$668,347

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, the Company evaluates the recoverability of the net carrying value of its property and equipment and its other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows, excluding interest. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. Among other variables, the Company considers factors such as the effects of external changes to the Company’s business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment. Based on this analysis, no impairment charge was required for the years ended December 31, 2003 and 2004.

Deferred Financing Costs

In conjunction with the closing of the Company’s senior secured term loan and the 9 1/2% Senior Subordinated Notes due 2012 in March 2002, the Company capitalized approximately $18,625 in financing costs incurred to obtain the bank loans. These costs are being amortized over eight years, the average life of the bank loans, on a method that approximates the effective interest rate method. Amortization of the deferred financing costs was approximately $1,866 for the nine month period ended December 31, 2002, $4,746 and $2,572 for the years ended December 31, 2003 and 2004, respectively. Accumulated amortization of the deferred financing costs was $6,612 and $9,184 as of December 31, 2003 and 2004, respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Provider of Home Health Care Products and Services

The Company had an investment in a provider of home health care products and services (the Provider) in the amount of $6,804 at December 31, 2002. The investment was accounted for using the cost method of accounting and was included in other assets. The Company also entered into a management agreement with the Provider. The Company’s share of the operating results pursuant to the agreement was recorded as management fee income, and classified as revenue in the Company’s consolidated statement of operations. Such management fee income was $619 for the three months ended March 31, 2002, and $1,107 for the nine months ended December 31, 2002.

On February 6, 2003, the Company entered into an Asset Purchase Agreement with the Provider (see Note 5).

Advertising Expense

Advertising costs are expensed as incurred. For the three and nine month periods ending March 31, 2002 and December 31, 2002, and the years ended December 31, 2003 and 2004, the advertising expenses were $435 $918, $725 and $395, respectively.

Rebates and Early Pay Discounts Earned

Rebates and early pay discounts for product sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by the Company toward earning the rebate or refund provided the amounts are probable and reasonably estimable. The Company records all rebates based upon volume discounts as a reduction of the prices for those vendor’s products, and characterizes the rebate as a reduction of cost of sales in the income statement, in accordance with FASB Emerging Issues Task Force Issue No. (EITF) 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). If the rebate or refund is not probable and reasonably estimable, it is recognized as the milestones are achieved.

Income Taxes

The Company accounts for income taxes under the asset and liability method.

Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

For the three month period ended March 31, 2002, the current and deferred tax expense was allocated among the members of the IHS controlled corporate group, including the Predecessor.

Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted EPS for the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively are presented below:

	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Weighted average basic shares	24,999,998	25,010,881	25,146,315
Effect of dilutive securities:
Stock options	—	352,226	397,701
Conversion of convertible redeemable preferred stock	200,000	—	200,000

Weighted average diluted shares	25,199,998	25,363,107	25,744,016

Stock-Based Compensation

As permitted under FASB Statements 148 and 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the consolidated statements of operations if issued at fair value.

The Company applies APB 25 for valuing options, and typically the exercise price of the options granted to employees is equal to or exceeds the fair value of the underlying stock on the date of grant. The Company applies the fair value provisions of Statement 123 for options granted to non-employees who perform services for the Company. There was no stock-based compensation expense related to stock options for any of the periods presented in the accompanying consolidated statements of operations.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows for the nine months ended December 31, 2002 and the twelve months ended December 31, 2003 and 2004.

	2002	2003	2004
Net earnings available for common stockholders:
As reported	$13,526	$8,188	$37,767
Add: preferred stock dividends	—	225	450
Less: employee stock compensation, net of tax, included in net income as reported that would have been included in the determination of net income had the fair value based method been applied to all awards	617	1,225	1,453

Pro forma	$12,909	$7,188	$36,764

Basic net earnings available for common stockholders per share:
As reported	$0.54	$0.33	$1.50
Pro forma	$0.52	$0.28	$1.44
Diluted net earnings available for common stockholders per share:
As reported	$0.54	$0.32	$1.48
Pro forma	$0.51	$0.28	$1.43

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

The fair value of the Company’s variable rate senior secured term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s senior subordinated notes are estimated based upon a discounted value of the future cash flows expected to be paid over the maturity period of these notes. The estimated fair value of the senior subordinated notes at December 31, 2003 and 2004 was $321,000 and $315,700, respectively.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

The Company’s revenue is generated through approximately 475 locations in 48 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). Revenues were derived from the following payor sources for the periods ended:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003	Twelve months ended December 31, 2004
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	67.9%	69.1%	71.1%	71.0%
Private payors	6.5%	5.8%	4.6%	3.5%
Commercial payors	25.6%	25.1%	24.3%	25.5%

	100.0%	100.0%	100.0%	100.0%

Segment Information

The Company follows a centralized approach to management of its branch locations through standard operating procedures developed and monitored at the corporate level. Each autonomous branch location provides essentially the same products and services to customers at similar margins through similar distribution and delivery methods. Management reporting and analysis is done on a monthly basis for each location, and then aggregated for analysis as one operating segment for the chief operating decision maker. Additionally, each location operates in a highly regulated environment principally subjected to the same Medicaid and Medicare reimbursements and operating regulations. Additionally, management continually monitors the revenue, profits and losses, and allocated assets to each location for the assessments of whether quantitative thresholds have been exceeded under the aggregation criteria in FASB Statement 131. Disclosures about Segments of an Enterprise and Related Information. The Company operates in one reportable segment, as defined by Statement 131; the provision of home medical equipment and related products and services.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated With Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies (EITF) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). Statement 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. Statement 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2002, Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148) was issued by the FASB. This standard amends Statement 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company implemented Statement 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements. The Company did not change to the fair value based method of accounting for stock-based employee compensation during 2003 or 2004.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. The Company has re-considered the implementation of Statement 150 effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to the Company of no less than $100,000, each holder of Series A Preferred may convert their shares into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. Therefore, we have reclassified the Series A Preferred from a liability presentation in 2003 to a mezzanine presentation in 2004. The related Series A Preferred return has been classified as preferred dividends. The Series A Preferred accounts in 2003 have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation. The financial statement impact of the change in presentation of the Series A Preferred was not material for either 2003 or 2004.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46), and a revised interpretation of FIN 46 (FIN 46(R)) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN 46(R) are effective as of March 31, 2004. The adoption of FIN 46(R) will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R (Statement 123R), Share Based Payment. This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Flows. This statement requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. Statement 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. Statement 123R is effective for the first interim reporting period that begins after June 15, 2005.

As currently permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, the Company generally recognizes no compensation costs for employee stock options. The adoption of Statement 123R will have a negative impact on the Company’s results of operations, however, it will have no cash impact on the Company’s overall financial position. The Company will adopt the provisions of Statement 123R effective July 1, 2005. The Company has not yet determined the specific dollar impact that the adoption of Statement 123R will have on its future results of operations.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.

(3)    Petitions for Reorganization under Chapter 11 and Other Information

The Predecessor was incorporated on September 1, 1981. The Company, through its subsidiaries, provides respiratory and other home medical equipment and services to patients in the home throughout the United States through its approximately 475 branch locations. In 1997, the Predecessor entered into a definitive merger agreement pursuant to which the Predecessor became a wholly-owned subsidiary of IHS effective as of October 21, 1997.

On February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor and its subsidiaries, filed separate voluntary petitions for relief under Chapter 11 (Chapter 11) of the United States Bankruptcy Code (the Bankruptcy Code) with the United States Bankruptcy Court in the District of Delaware (the Bankruptcy Court). On November 23, 2001, IHS filed a Plan of Reorganization for the Predecessor and its subsidiaries, which was approved by the creditors and confirmed by the Bankruptcy Court on February 13, 2002. The Plan became effective on March 26, 2002 as the conditions to the effectiveness of the Plan were fulfilled. On the effective date, the Predecessor transferred to the Company substantially all of the assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries).

In February 2002, the Predecessor settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of the Company’s operating centers as well as claims in unliquidated amounts for a cash settlement of $17 million. The settlement became effective on March 26, 2002, upon the effectiveness of the Plan.

In addition, on February 13, 2002, IHS and its subsidiaries, including the Predecessor, entered into a stipulation with the Centers for Medicare and Medicaid Services (CMS), whereby CMS was permitted to set off certain underpayments to IHS with certain overpayments to the Predecessor in exchange for a full release of all CMS claims against IHS and its subsidiaries, including the Predecessor, to the effective date of the stipulation. The Bankruptcy Court signed the stipulation on April 12, 2002.

Reorganization Items

Reorganization items consist of expenses and other costs directly related to the reorganization of the Predecessor since the Chapter 11 filing.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2002, and the nine months ended December 31, 2002, reorganization items included in the consolidated statements of operations are summarized as follows:

	Predecessor	Successor
	Three Months Ended March 31, 2002	Nine Months Ended December 31, 2002
Severance and terminations	$837	$—
Legal, accounting and consulting fees	175	1,928
Loss on sale/leaseback of vehicles	4,686	169
Priority tax claim allowed	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	5,000	—
Administrative expense claims allowed	7,800	—
Fresh-start reporting adjustments	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long term incentive compensation and other charges resulting from reorganization and restructuring	1,596	1,802

	$182,291	$3,899

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

The restructuring plan to eliminate and discontinue certain product lines and branch locations identified certain employees who would be terminated as a result of the restructuring. Accordingly, the Company terminated approximately 25 employees and recorded termination costs of $837 for the three months ended March 31, 2002, respectively. Accrued liabilities for employee severance and termination costs, recognized in accordance with EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), are summarized as follows for the year ended December 31, 2003:

Balance at December 31, 2002	$62
Payments charged against the liability	(62)

Balance at December 31, 2003	$0

Major Settlements and Other Bankruptcy Matters

Subsequent to the filing of the bankruptcy case on February 2, 2000 (which case was closed by the Delaware Bankruptcy Court on December 20, 2004), the Predecessor was required to seek approval of the

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bankruptcy Court for certain material decisions regarding its continued operations. The following summarizes the major matters approved during the bankruptcy case:

Settlement with the United States Federal Government.    The federal government of the United States filed a $48,000 claim against the Predecessor claiming trebled damages with respect to an underlying $16,000 claim relating to, among other things, claims arising from Medicare billings as well as claims in unliquidated amounts. Although the Predecessor disputed the validity of the claims and the allowability of a trebled damage claim, in an effort to compromise this and other issues, the Predecessor and the Department of Justice, or DOJ, entered into a settlement agreement dated on or about February 11, 2002. Pursuant to the terms of the settlement agreement, which was approved by the Bankruptcy Court on February 13, 2002, the Predecessor paid the federal government $17,000 in cash in full settlement and satisfaction of the aforementioned claims and certain claims which arose during the bankruptcy case.

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

In connection with the settlement agreement, the Predecessor entered into a Corporate Integrity Agreement with the Office of Inspector General for the DHHS. As the successor to Rotech Medical Corporation, the Company is subject to the terms of the Corporate Integrity Agreement as described below.

Settlement with IHS.    During the pendency of the Chapter 11 case, the Predecessor and IHS operated pursuant to an integrated cash management system controlled by IHS. Pursuant to the settlement agreement with IHS, among other things, the Predecessor and IHS have fully and finally satisfied the claims they have against each other by a transfer of $40,000 in cash and a $5,000 promissory note. The Predecessor and IHS exchanged, effective as of the effective date of the plan of reorganization, general releases, which cover all intercompany claims against each other. As the successor to Rotech Medical Corporation, the Company is subject to the terms of the settlement agreement.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporate Integrity Agreement is for a term of five years. Among other things, the Corporate Integrity Agreement requires the Company to conduct internal claims reviews related to our Medicare billing. In the first and fourth years of the agreement, the internal claims reviews will also be reviewed by an Independent Review Organization (IRO). Under certain circumstances, the internal claims reviews may also be reviewed by the IRO in the fifth year of the agreement. KPMG LLP acted as our IRO during the first year of the agreement. The Company must file reports of the reviews with the Office of Inspector General of the DHHS.

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

As part of the Corporate Integrity Agreement, the Company also has certain obligations with respect to repayment of identified overpayments and reporting of “Material Deficiencies” the Company may learn of with respect to our relationship with federal health care programs. The Company also must submit annual reports to the Office of Inspector General of the DHHS regarding our compliance with the Corporate Integrity Agreement generally. To the extent that the Company violates the terms of the Corporate Integrity Agreement, the Company may be subject to substantial penalties, including stipulated cash penalties ranging from $1 per day to $2.5 per day for each day the Company is in breach of the agreement, and, possibly, exclusion from federal health care programs.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2003	2004
Patient accounts receivable	$98,809	$88,379
Less allowance for doubtful accounts	16,947	11,573

	$81,862	$76,806

Included in patient accounts receivable at December 31, 2003 and 2004 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 58% and 57% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $14,822 at December 31, 2003 and $12,254 at December 31, 2004. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5)    Business Acquisitions

On February 6, 2003, the Company entered into an asset purchase agreement with Daniels Investment, Inc. doing business as Northern Kentucky Respiratory Care (NKR) to acquire its principal operating assets and certain liabilities (including a loan and outstanding management fees owed to the Company) for a cash purchase price of up to $5,000.

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

The purchase price is subject to change until December 31, 2005, the date the earn-out period expires. The unaudited pro forma effects of the acquisition of NKR on the Company’s revenues, net earnings and net earnings per share, for the period ended December 31, 2002 and 2003, had the acquisition occurred on January 1, 2002 and January 1, 2003, are not material and are not presented.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no acquisitions during 2004.

The Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including pre-acquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must wait for resolution or final measurement of contingencies and valuation estimates during the allocation period, which does not exceed one year from the date of acquisition. Accordingly, the effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings. Pre-acquisition contingencies in connection with the Company’s business acquisitions primarily relate to Medicare and Medicaid regulatory compliance matters, income tax matters and legal proceedings. During the three year period ended December 31, 2004, the Company resolved or completed the final measurement of certain pre-acquisition contingencies related to business acquisitions; however, the effect of such adjustments was not significant to the Company’s consolidated financial statements.

(6)    Property and Equipment

Property and equipment consist of the following at December 31:

	2003	2004
Patient service equipment	$266,421	$250,973
Furniture, office equipment and software	36,651	51,244
Vehicles	4,783	4,077
Leasehold improvements	6,992	10,201

	314,847	316,495
Less accumulated depreciation and amortization	164,095	187,092

	$150,752	$129,403

Effective April 1, 2003, we changed our estimated useful life on certain long-lived assets acquired from our predecessor, Rotech Medical Corporation. The estimated useful life of certain acquired rental property was changed from an aggregate of four years from the date acquired from our predecessor to a five-year useful life from the original acquisition date by our predecessor. The change increased depreciation expense in the twelve months ended December 31, 2003 by $42,500 and decreased net income by approximately $23,800, or $0.95 per basic share and $0.94 per diluted share for the fiscal year ended December 31, 2003. The change in estimate was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

During 2004, the Company undertook a project to physically count the patient service equipment within all the respective operating locations and to estimate the equipment utilized for rental within patient homes, in order

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to refine the estimate of patient service equipment being accounted for under the composite method (see Note 2). As a result of this project, the Company believes that certain of the equipment acquired from the Predecessor, is no longer in service or held by the Company or its patients. Such equipment is presumed to have been fully depreciated prior to December 31, 2004. Accordingly, the Company has reduced the gross patient service equipment account and the related accumulated depreciation by offsetting $52 million. This adjustment had no impact on our results of operations in 2004.

(7)    Other Assets

Other assets consist of the following at December 31:

	2003	2004
Debt issue costs	$12,013	$9,445
Prepaid expenses—long term	—	531
Deposits	1,928	2,575

	$13,941	$12,551

Debt issue costs relate to the long-term debt obtained upon emergence from bankruptcy.

(8)    Accrued Expenses

Accrued expenses consist of the following at December 31:

	2003	2004
Accrued salaries and wages	$17,986	$9,094
Accrued health insurance and other claims	6,202	3,746
Sales tax payable	1,393	846
Other	1,453	1,122

	$27,034	$14,808

(9)    Long-Term Debt

The Company’s long-term debt consists of the following at December 31:

	2003	2004
Capital lease obligations with interest at a fixed rate of 4.5% at December 31, 2004, due in monthly installments through 2007, secured by equipment	$—	$500
Priority tax claim	8,352	5,707
Senior Secured Term Loan; $109 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	$68,000	$42,671
9 1/2% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	287,000

Sub-total	376,352	335,878
Less current portion	692	646

Total long-term debt and priority tax claim	$375,660	$336,232

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, as of December 31, 2004, the Company has a $75 million five-year revolving credit facility available. No debt was outstanding under this facility at December 31, 2004, however the Company has issued letters of credit totaling $11,190 under this facility.

Long-term debt maturities excluding capital lease obligations are as follows: 2005—$1,624; 2006—$1,663; 2007—$32,637; 2008—$11,257; 2009—$722; and thereafter—$287,475.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2005	$226
2006	215
2007	89

Total	$530
Less amount representing interest	30

Present value of minimum capital lease payments	$500

At December 31, 2004, the equipment under capital leases is included in property and equipment with a carrying amount of $500 and accumulated depreciation of $23. The present value of the lease obligations are included in capital leases in the accompanying 2004 consolidated balance sheet.

Interest expense (income) were as follows for the three months ended March 31, 2002, the nine months ended December 31, 2002, and the years ended December 31, 2003 and 2004:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003	Twelve months ended December 31, 2004
Interest expense	$14	$33,556	$42,109	$33,967
Interest income	(31)	(463)	(707)	(271)

Interest (income) expense net	$(17)	$33,093	$41,402	$33,696

The senior secured credit facilities contain customary affirmative and negative covenants, including, without limitation, limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. Our senior secured credit facilities also contain customary financial covenants including, maintenance of the following ratios: (a) a consolidated total leverage ratio, (b) a consolidated senior leverage ratio, (c) a consolidated interest coverage ratio and (d) a consolidated fixed charge coverage ratio. As of December 31, 2004, the Company is in compliance with its covenants.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Lease Commitments

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

Rental expense for building and vehicle leases approximated $5,715 for the three months ended March 31, 2002, $20,537 for the nine months ended December 31, 2002, $24,590 and $22,079 for the years ended December 31, 2003 and 2004, respectively, and is included as a component of selling, general and administrative expenses on the accompanying consolidated statement of operations.

Future minimum rental commitments under non-cancelable leases, for branch locations and vehicle leases, are as follows:

For the years ending December 31:
2005	$20,863
2006	15,354
2007	7,958
2008	2,803
2009	1,986
Thereafter	166

$49,130

(11)    Income Taxes

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to March 31, 2002, the Predecessor was included in IHS’s consolidated federal income tax return. The allocated provision for current income taxes is applied to increase balances due to the parent company. The allocated provision for income taxes on earnings before income taxes is summarized below for the three months ended March 31, 2002, the nine months ended December 31, 2002, the years ended December 31, 2003 and 2004:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003	Twelve months ended December 31, 2004
Current:
Federal	$(184)	$—	$—	$2,434
State	(19)	691	3,723	2,454

Total current provision	(203)	691	3,723	4,888

Deferred:
Federal	—	9,405	4,437	21,633
State	—	807	(1,409)	2,410

Total deferred provision	—	10,212	3,028	24,043

	$(203)	$10,903	$6,751	28,931

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2003	2004
Deferred tax liabilities:
Excess of book over tax basis of property and equipment	$(4,737)	$1,672
Excess of book over tax basis of intangible assets	30,642	48,377

Total deferred tax liabilities	25,905	50,049

Deferred tax assets:
Deferred revenue	5,766	8,084
Other accrued liabilities	(2,347)	(661)
Net operating loss	(15,988)	(21,702)
Other	(152)	1,368

Total deferred tax assets	(12,721)	(12,911)

Net deferred tax liabilities	13,184	$37,138

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the tax provision (benefit) computed at the statutory federal tax rate on earnings (loss) before income taxes to the actual income tax provision (benefit) is as follows for the three months ended March 31, 2002, and the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Tax provision computed at the statutory rate	$(52,131)	$8,672	$5,211	$23,502
Fresh start reporting adjustments	51,869	—	—	—
State income taxes, net of federal income tax benefit	19	1,063	735	2,217
Intangibles amortization and other book expenses not deductible for tax purposes	40	1,168	828	374
Other	—	—	(237)	2,838

Total income tax expense	$(203)	$10,903	$6,751	$28,931

Generally accepted accounting principles require a valuation allowance to be provided to reduce the carrying value of deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of December 31, 2003 and 2004.

At December 31, 2004, the Company has available federal net operating loss carryforwards of approximately $55,788, which expire in 2024.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2004, $4,000 was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local tax issues could result in additional charges to earnings in future periods in addition to the $4,000 currently provided. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

(12)    Insurance Coverage

The Company has a self-insured plan for health and medical coverage for its employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $175. Prior to March 26, 2002, the Company had a plan for health and medical coverage through its parent, IHS. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in other current liabilities in the accompanying consolidated balance sheets, were approximately $6,063 and $2,744 as of December 31, 2003 and 2004, respectively.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Certain Significant Risks and Uncertainties

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

Recent legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, additional reductions have been imposed. Changes under MMA include a freeze in payments for home medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the MMA provisions. Medicare payments for home medical equipment, including wheelchairs, nebulizers, and oxygen and oxygen equipment, are set at the 2003 level for 2004 through 2008, unless they are subject to further reductions based on Federal Employee Health Benefits Program median payment amounts as described below, or are subject to competitive bidding. In addition, as of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were further reduced, based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding. The fee schedule amounts for oxygen and oxygen equipment are also to be calculated using this methodology, but because the OIG has not yet finalized the median FEHBP payment amounts for these items, CMS set interim payment amounts for these items in 2005 at the 2004 fee schedule amounts. As of January 1, 2005, MMA also reduced payments for inhalation drugs delivered through nebulizer equipment to an amount based on 106% of average sales price. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material adverse effect on our revenues, profitability and results of operations.

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

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

•	False Claims—”Operation Restore Trust” is a major anti-fraud demonstration project of the Office of the Inspector General. The primary purpose for the project is to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. False claims are prohibited pursuant to criminal and civil statutes and are punishable by imprisonment and monetary penalties.

•	Regulatory Requirement Deficiencies—In the ordinary course of business, health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility’s license.

•	Changes in laws and regulations—Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

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

(14)    Legal Proceedings—Contingencies

Due to the nature of the business, the Company is involved from time to time in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit the Company (or the Predecessor) are a party to, if resolved adversely, would have a material adverse effect on the financial condition or results of operations.

As noted previously, on February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against the Predecessor with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed the Predecessor’s plan of reorganization which became effective on March 26, 2002. On December 20, 2004, the Bankruptcy Court entered a final decree closing the Predecessor’s bankruptcy case. In connection with its emergence from bankruptcy, claims made against the Predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the Plan or pursuant to settlement agreements approved by the Bankruptcy Court prior to emergence from bankruptcy. However, although management believes that all pre-petition state claims have also been discharged or dealt with in the plan of reorganization, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assurance that a court would find that emergence from bankruptcy would discharge all such state claims against the Predecessor or the Company involving pre-petition claims.

(15)    Employee Benefit Plans

401(k) Savings Plan

The Company sponsors a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. The Company’s contribution expense was approximately $238 for the three months ended March 31, 2002; $936 for the nine months ended December 31, 2002; and $608 and $565 for the years ended December 31, 2003 and 2004, respectively.

Employee Profit Sharing Plan

Pursuant to the Plan of Reorganization, the Company contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (see Note 18) (Initial Company Contribution) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (Employees Plan). Employees of the Company as of the effective date of the Employees Plan (Effective Date), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on the January 1 or July 1 following their first day of employment with the Company. Company contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by the Company to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. The Initial Company Contribution to the Employees Plan was valued at $5,000 and was charged to operations of the Predecessor for the three months ended March 31, 2002. There were no Company contributions made to the Employees Plan for the years ended December 31, 2003 or 2004. A cash contribution in the amount of $500 was authorized by the Company’s board of directors in February 2005. Such contribution is payable at any time prior to December 31, 2005. Effective October 12, 2004, the Company repurchased 804 shares of Series A Preferred for approximately $20 in order to fund the cash payment of benefits under the Employees Plan to certain plan participants that are no longer employed by the Company.

(16)    Stock Compensation Plans

Under the Company’s Common Stock Option Plan, which became effective March 26, 2002, the Company can grant to employees, directors, or consultants incentive and nonqualified options to purchase up to 4,025,000 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years. At December 31, 2004, options to acquire up to 486,878 shares of common stock may be granted pursuant to this plan, options exercisable for 3,214,375 shares of common stock are outstanding and 323,747 shares of common stock have been issued upon the exercise of options granted under the Company’s Common Stock Option Plan.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the twelve months ended December 31, 2003 and 2004: expected volatility of 5% for 2003 and 27.98% for 2004; dividend yield of 0.0%; expected option life of approximately 5 years for 2003 and 6.86 years for 2004; and an average risk-free interest rate of 2.98% for 2003 and 3.6% for 2004.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option transactions for the twelve months ended December 31, 2003 and 2004:

	Number of Shares	Weighted Average Price
Options outstanding at December 31, 2002	2,106,875	$18.91
Granted	1,627,500	18.15
Exercised	(42,031)	19.68
Forfeited	(401,094)	19.28

Options outstanding at December 31, 2003	3,291,250	18.48
Granted	440,000	23.39
Exercised	(281,716)	19.54
Forfeited	(235,159)	18.70

Options outstanding at December 31, 2004	3,214,375	$19.04

The weighted average fair value per share of options granted during the twelve months ended December 31, 2003 and 2004 respectively were $1.77 and $8.80. There were 857,029 options and 1,381,365 options with a weighted average exercise price of $18.68 and $18.47, exercisable at December 31, 2003 and December 31, 2004, respectively.

Options to purchase approximately 3,291,250 shares of common stock at prices ranging from $14.55 to $24.95 per share were outstanding as of December 31, 2003. Options to purchase approximately 3,214,375 shares of common stock at prices ranging from $14.55 to $26.00 per share were outstanding as of December 31, 2004.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option price, as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Option Price
$14.55 - 16.99	40,000	8.38	$14.55	40,000	$14.55
$17.00 - 19.94	1,753,750	8.14	17.00	765,742	17.00
$19.95 - 20.00	703,125	7.43	20.00	453,750	20.00
$20.01 - 26.00	717,500	9.15	23.35	121,873	23.26

Total	3,214,375	8.21	$19.04	1,381,365	$18.47

Effective as of August 1, 2004, the Company established the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan. Under the terms of the plan, non-employee directors will receive a certain number of shares per year subject to transfer restrictions for a set period of time. The maximum number of shares issued under the plan cannot exceed 200,000. As of December 31, 2004, restricted stock awards for an aggregate amount of 32,000 shares of common stock had been granted to the Company’s non-employee directors. Stock compensation expense recognized by the Company in the year ended December 31, 2004 under the restricted stock plan was approximately $232.

The Company’s common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” by Pink Sheets LLC under the symbol “ROHI.PK.”

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Revenue Data

Net revenues are derived from the following principal service categories:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Oxygen and other respiratory therapy	$120,618	$369,875	$487,567	$462,772
Home medical equipment	30,745	83,916	86,014	65,986
Other	3,387	9,234	7,640	5,745

	$154,750	$463,025	$581,221	$534,503

(18)    Series A Convertible Redeemable Preferred Stock

The Company issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (Series A Preferred) upon emergence from bankruptcy pursuant to the Plan of Reorganization. The Series A Preferred is held by the Company’s employee profit sharing plan (see Note 15) and the total preferred stock authorized by the Company is 1,000,000 shares. Each share of Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of the Company’s board of directors in cash or in additional shares of Series A Preferred.

During the first five years, the Series A Preferred is only convertible immediately prior to the consummation of an underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933 at a price per share of at least $20 and with gross proceeds to the Company of at least $100,000. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of the Company’s common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by the Company on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 249,196 shares of Preferred Stock would be approximately $4,984 plus any accrued unpaid dividends. Effective October 12, 2004, the Company repurchased 804 shares of Series A Preferred for approximately $20 in order to fund the cash payment of benefits under the Company’s employee profit sharing plan to certain plan participants that are no longer employed by the Company.

No dividends will be declared or paid upon the Company’s common stock, unless and until dividends have been declared on the Series A Preferred. During June 2004, the Company’s Board of Director’s declared a dividend in the amount of $900 payable to the holder of the Series A Preferred, which was paid on March 23, 2005.

In the event of any liquidation, or sale or merger, each holder of preferred stock shall receive, out of the assets of the Company legally available for distribution to its stockholders, prior to any payment to any junior securities, the redemption amount described above as a preferential distribution.

(19)    Restructuring Accruals

During 2003 and 2004, the Company implemented certain restructuring activities that included employee reductions and real estate consolidations to improve operating effectiveness and efficiencies. The Company terminated approximately 15% of its employees during the year ended December 31, 2003. The terminated employees consisted of a variety of corporate and administrative personnel and field staff in a variety of capacities. During the year ended December 31, 2003, $6,508 of restructuring related charges were

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized, which consisted of severance and lease cancellation charges. Of the $6,508 in charges, $6,232 was paid in cash. As of December 31, 2003, the Company had approximately $1,676 recorded in accrued expenses related to restructuring charges. During the year ended December 31, 2004, $538 in restructuring related charges were recognized, which consisted of severance and lease cancellation charges. The Company made payments in the amount of $1,698 relating to severance and lease cancellation charges. As of December 31, 2004 the Company had approximately $516 recorded in accrued expense related to restructuring charges. The restructuring related charges are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

(20)    Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial results for the years ended December 31, 2003:

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Summary Statement of Operations Information
Net revenues	$152,577	$145,707	$142,353	$140,584
Interest expense	10,806	9,824	10,676	10,096
Federal and state income taxes	3,967	(5,168)	1,935	6,017
Earnings (loss) before cumulative effect of a change in accounting principle	4,997	(6,679)	2,299	7,796
Net earnings (loss)	4,997	(6,679)	2,299	7,796
Net earnings per common share—basic	0.20	(0.27)	0.09	0.31
Net earnings per common share—diluted	0.20	(0.27)	0.08	0.31
Market prices:
High	17.80	23.05	25.75	31.25
Low	13.80	12.00	21.50	20.50
Summary Balance Sheet Information
Deferred tax asset (a)	5,006	5,150	5,511	—
Other assets	18,427	15,882	14,223	13,941
Other current assets (b)	—	—	—	19,580
Retained earnings	18,412	11,620	13,920	21,714

(a)	Included as a component of other current assets for the three months ended December 31, 2003.
(b)	Includes deferred tax asset for the three months ended December 31, 2003 which was disclosed as a separate asset for prior quarters.

ROTECH HEALTHCARE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of unaudited quarterly financial results for the years ended December 31, 2004:

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Summary Statement of Operations Information
Net Revenues	$134,011	$133,400	$131,340	$135,751
Interest expense	9,232	8,392	8,595	7,477
Federal and state income taxes	6,306	7,220	5,859	9,547
Earnings (loss) before cumulative effect of a change in accounting principle	9,044	10,389	8,431	10,353
Net earnings (loss)	9,044	10,389	8,431	10,353
Net earnings per common share-basic	0.36	0.41	0.34	0.39
Net earnings per common share-diluted	0.35	0.40	0.33	0.40
Market prices:
High	24.00	26.50	24.60	28.20
Low	20.25	20.75	18.75	20.00
Summary Balance Sheet Information
Other assets	13,276	12,725	12,397	12,551
Other current assets	16,700	16,928	16,954	18,877
Retained earnings	30,758	41,145	49,576	59,481