Form 10-K/A
period 2004-12-31
ROTECH HEALTHCARE INC
filed 2005-07-14
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the registrant which was filed with the Securities and Exchange Commission on May 2, 2005.

EXPLANATORY NOTE

The Audit Committee of the Board of Directors of Rotech Healthcare Inc. (the “Company”), together with the management of the Company, have concluded that the Company should restate its financial statements for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002 and the three months ended March 31, 2002, as well as for each of the quarterly periods during those years, to correct errors identified in calculating reserves for contractual allowances and bad debts. As previously disclosed by the Company, these errors in calculating reserves for contractual allowances began in 2001 at the Company’s predecessor, Rotech Medical Corporation (the “Predecessor”), which was a subsidiary of Integrated Health Services, Inc., and were reflected in the Predecessor’s financial statements and continued in the Company’s financial statements through 2004.

As part of the financial closing process for the three months ended March 31, 2005, the Company prepared a comprehensive analysis of historical cash collections experience related to its patient accounts receivable as of prior reporting periods. As a result of this analysis, the Company became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, the Company determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by the Company in calculating the required amount of allowances, and in the Company’s method to assess the overall reasonableness of its allowance estimates, dating back to 2001. The Company has now corrected the errors in its statistical model and in its overall reasonableness test of the allowances.

While investigating the allowance errors, the Company also determined that, since April 1, 2002 through 2004, it had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable. The Company has corrected these errors and other insignificant errors.

The Company has also made corrections to account for the income tax effects of the corrections described above.

The principal corrections of the Company’s financial statements for the errors noted above are summarized below.

The corrections to the consolidated statements of operations were:

•	For the period prior to January 1, 2002 (relating to the Predecessor), net earnings were reduced by $11.7 million.

•	For the three-month period ended March 31, 2002 (relating to the Predecessor), net earnings were reduced by $1.6 million.

•	For the nine months ended December 31, 2002, (i) net revenues were increased by $9.9 million, (ii) bad debt expense was increased by $5.6 million, (iii) tax expense was increased by $1.7 million, (iv) net earnings were increased by $2.6 million and (v) earnings per share basic and dilutive were increased by $0.11.

•	For the year ended December 31, 2003, (i) net revenues were reduced by $0.6 million and (ii) bad debt expense was reduced by $0.6 million. There was no change to tax expense, net earnings and basic and dilutive earnings per share during this period.

•	For the year ended December 31, 2004, (i) net revenues were increased by $0.8 million, (ii) bad debt expense was increased by $4.4 million, (iii) tax expense was reduced by $1.4 million, (iv) net earnings were reduced by $2.2 million and (v) earnings per share basic and dilutive were reduced by $0.09.

The corrections to the consolidated balance sheet for the errors at December 31, 2004 are:

•

Accounts receivable (net of allowance) were reduced by $11.8 million, attributable to an increase in the allowance for contractual adjustments of $21.9 million, a reduction in the allowance for bad debts of

$2.4 million and a reclassification of $7.7 million of accounts receivable credit balances to the appropriate liability account.

•	Reorganization value in excess of fair value of identifiable assets-goodwill was increased by $23.8 million.

•	Other current liabilities were increased by $7.7 million.

•	Deferred revenues were increased by $3.6 million.

•	Deferred tax liabilities were increased by $0.3 million.

•	Retained earnings were increased by $0.4 million.

The corrections to the consolidated balance sheet for the errors at December 31, 2003 are:

•	Accounts receivable (net of allowance) were reduced by $9.1 million, attributable to an increase in the allowance for contractual adjustments of $22.9 million, a reduction in the allowance for bad debts of $6.8 million and a reclassification of $7.0 million of accounts receivable credit balances to the other current liabilities.

•	Reorganization value in excess of fair value of identifiable assets-goodwill was increased by $23.8 million.

•	Other current liabilities were increased by $7.0 million.

•	Deferred revenues were increased by $3.5 million.

•	Deferred tax liabilities were increased by $1.6 million.

•	Retained earnings were increased by $2.6 million.

In addition, the Company’s management has determined that the accounting errors referenced above were the result of material weaknesses in the Company’s internal control over financial reporting related to its accounts receivable allowance accounts, net revenues and provisions for bad debts. The Company has taken steps to remediate the material weaknesses as of the date of this report. See “Item 9A Controls and Procedures.”

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (SEC) on March 30, 2005 (the “Original Filing”) to reflect the restatement of the Company’s audited financial statements for the fiscal years ended December 31, 2003 and 2004 and the nine months ended December 31, 2002 and the three months ended March 31, 2002, as well as the notes related thereto, and the unaudited quarterly data for the eight quarters in the two year period ended December 31, 2004, as described in Note 21 “Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Selected Quarterly Financial Data (unaudited)” in Part II, Item 7 of this Form 10-K/A. In addition, the selected financial data of the Predecessor for the year ended December 31, 2001 has been corrected in Item 6 of this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates certain information in Item 1 of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-K/A includes an updated Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, a revised ratio of earnings to fixed charges at Exhibit 12.1 and certifications from the Company’s Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32.1.

2

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; the costs and effects of legal proceedings; and other risks and uncertainties described under “Risk Factors.” In the event that we seek a listing for our common stock on a securities exchange or automated quotation system, there can be no assurances that we will be able to obtain such a listing. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and “Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our revenues are principally derived from respiratory equipment rental and related services (86.6% of net revenues for the year ended December 31, 2004), which include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment (12.4% of net revenues for the year ended December 31, 2004), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive the majority of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the year ended December 31, 2004, we generated net revenues of $535.3 million and net earnings of $36.0 million. For the same period, net cash provided by operating activities was $134.0 million and net cash used in investing activities and net cash used in financing activities were $54.0 million and $36.1 million, respectively. Earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2004 was $173.8 million. See “Selected Financial Data,” item (6) on page 38 for a detailed definition of EBITDA.

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

Other home respiratory care equipment includes non-invasive positive pressure ventilators (“NPPV”), nebulizer devices, bi-level positive airway pressure and continuous positive airway pressure (“CPAP”) devices. NPPVs are used by individuals who suffer from certain other respiratory conditions by mechanically assisting the individual to breathe. Nebulizer devices aerosolize our nebulizer medications and allow the medications to be inhaled directly into the patient’s lungs. CPAP devices deliver pressure into a patient’s airway through a specially designed nasal mask or pillow to prevent airway collapse during sleep.

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

We contract with insurers and managed care entities on a local, regional and national basis. We generally contract with those insurers and managed care entities having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or managed care entities on a national basis; however, we are currently a party to a service agreement with a national managed care company and are pursuing additional managed care relationships on a national level. Pursuant to our contracts with the Veterans Administration (“VA”), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to four or five one-year renewal periods unless terminated or not renewed by the VA.

Our Company History

Rotech Healthcare Inc. was incorporated in the State of Delaware on March 15, 2002. Rotech Medical Corporation, our predecessor, was founded in 1981. In October 1997, Rotech Medical Corporation was acquired by Integrated Health Services, Inc. (“IHS”), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly-owned subsidiary of IHS. On February 2, 2000, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The principal reason for the commencement of Rotech Medical Corporation’s Chapter 11 case was that Rotech Medical Corporation had jointly guaranteed approximately $2.3 billion of obligations of IHS, under credit agreements with IHS’ senior creditors. IHS defaulted on its obligations under those agreements in 1999. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002 (and became final on February 25, 2002) and became effective on March 26, 2002. As a result of the reorganization, substantially all of Rotech Medical Corporation’s assets, business and operations were transferred to us, an independent company. On December 20, 2004, the Bankruptcy Court entered a final decree closing Rotech Medical Corporation’s bankruptcy case.

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

The term loan was drawn in full on the consummation of our predecessor’s plan of reorganization, which occurred contemporaneously with the sale of our 9 1/2% senior subordinated notes due 2012. The term loan is amortized with 1% of the term loan payable in each of the first five years and 95% of the initial aggregate term loan to be payable in year six, 2008. During the first quarter of 2004, we made payments on our term loan in the amount of $25.3 million. In August 2004, we repurchased $13 million of our 9 1/2% senior subordinated notes and paid a premium of $0.9 million associated with the retirement of such notes. At December 31, 2004, the revolving credit facility had not been drawn upon, although standby letters of credit totaling $11.2 million have been issued under this credit facility.

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

Pharmacy Licensing and Registration

State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state and that companies delivering pharmaceuticals into a particular state be licensed to do so in that state. Most states, and the Federal Food and Drug Administration (the “FDA”), adopt and enforce the official standards of the US Pharmacopeia (“USP”) as the official compendia of drug standards. State lawmakers regularly propose and, at times, enact new legislation establishing changes in the practice of pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP, but there can be no assurance that we will be able to immediately comply with all new laws, regulations or standards. We have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business, and we are engaged in activities designed to achieve compliance with these polices. We cannot ensure full compliance at all times, however, as licenses may lapse and laws may change. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more akin to those of a manufacturer or if the FDA determines that the public health is at risk. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

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

Some of our pharmacists provide compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. While the FDA asserts that it has jurisdiction over pharmacy compounding, to the extent that compounding practices are considered to be within the practice of pharmacy, however, these activities are regulated primarily under state law. In May 2002, the FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth the FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. If the FDA determines that our compounding activities are more consistent with the activities of a drug manufacturer, we could be subject to enforcement action.

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

Compliance Program

In addition to our Corporate Integrity Agreement with the Office of Inspector General described below under the caption “Corporate Integrity Agreement”, we have several voluntary programs to monitor compliance with federal and state laws and regulations applicable to health care entities which are designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. While we believe that our compliance program meets the relevant guidance provided by the Office of Inspector General of the DHHS, we cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on our business.

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

The Corporate Integrity Agreement also mandates that we have certain procedures in place with respect to our acquisition process. More specifically, we are required to have an Acquisition Committee (which is comprised of members of senior management) which approves all acquisitions before they are consummated. As part of the acquisition process, we will be required to conduct operational and file reviews of potential entities in which we might acquire an interest. Assuming that we decide to acquire an entity, we will be required to provide a report to the Office of Inspector General of the DHHS indicating that we followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

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

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

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

We are subject to stringent laws and regulations at both the federal and state levels, including:

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

The Office of the Inspector General of the DHHS and the Department of Justice, or the DOJ, have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. In 2002, we entered into a settlement agreement with the DOJ and the DHHS to settle claims against Rotech Medical Corporation relating to certain Medicare and Medicaid billings. In addition, we or our executives could be included in other governmental investigations or named as defendants in private litigation, resulting in adverse publicity against us.

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal control over financial reporting as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

A percentage of our business is derived from the sale of our compounded respiratory medications. Pharmacy compounding is considered to be within the practice of medicine and is regulated primarily under state law. The line between the activities that constitute drug compounding and the activities that constitute drug manufacturing (which is subject to rigorous regulations by the FDA under the FFDCA) is not clear, and the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy board do. If the FDA determines that our compounding activities are more consistent with the activities of a drug manufacturer, the FDA could exercise its enforcement authority to temporarily or permanently suspend part or all of our compounding operations, seize part or all of our compounding raw materials and compounded products, or require us to comply with the FFDCA’s rigorous requirements for manufacturing a new drug.

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

Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of December 31, 2003, this goodwill was approximately $11.3 million. As a result of the implementation of “fresh-start” reporting, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million for reorganization value in excess of fair value of identifiable assets—goodwill and $20.0 million in identifiable intangible assets as of December 31, 2004. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

There is no established trading market for our common stock and there can be no assurance that a public market for our common stock will develop or be sustained. Our common stock currently trades in interdealer and over-the-counter transactions, and price quotations are provided in the “pink sheets.” Our common stock is not listed on any securities exchange or automated quotation system. Accordingly, it is likely that an investor will find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and the price of our common stock may experience additional volatility. If market conditions and other factors are satisfactory, we currently intend to apply to list our common stock for trading on a securities exchange or automated quotation system during 2005. However, there can be no assurance that we will receive approval to list our common stock on any securities exchange or automated quotation system in any particular time frame or at all.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. Our common stock currently trades in interdealer and over-the-counter transactions and price quotations are provided in the “pink sheets” by Pink Sheets LLC under the symbol “ROHI.PK” which can be found on their website at www.pinksheets.com. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock. If market conditions and other factors are satisfactory, we currently intend to apply to list our common stock for trading on a securities exchange or automated quotation system during 2005. However, there can be no assurance that we will receive approval to list our common stock on any securities exchange or automated quotation system in any particular time frame or at all.

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

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2003 and December 31, 2004, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements and financial condition, and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facilities and the indenture governing our 9 1/2% senior subordinated notes due 2012.

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

Effective October 12, 2004, we repurchased 804 shares of our Series A convertible redeemable preferred stock from the Rotech Healthcare Inc. Employees Plan for approximately $0.02 million in order to fund the cash payment of benefits from the Rotech Healthcare Inc. Employees Plan to certain plan participants that are no longer employed by us.

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

Amended and Restated Bylaws

Effective as of March 31, 2005, we amended and restated our bylaws to provide, among other things, (i) clarification regarding the procedure by which any person other than our board of directors may call a special meeting of stockholders, (ii) that our board of directors may, in its sole discretion, determine that a meeting of stockholders may be held solely by means of remote communication as authorized by Section 211(a)(2) of the Delaware General Corporation Law, (iii) for notice to stockholders by electronic transmission and permit action by consent of the board by electronic transmission, (iv) that no proxy will be voted or acted upon after three (3) years from its date, unless the proxy provides for a longer period, (v) that the election of directors at all meetings of the stockholders may, in the discretion of our board, be by ballot or otherwise (our bylaws previously limited the election of directors to be solely by ballot), (vi) that the authorized number of directors will be determined from time to time by resolution of our board of directors, provided that the board will consist of at least three (3) members (our bylaws previously provided that seven (7) directors will constitute the board) and (vii) clarification that a majority of all of the members of a board committee shall constitute a quorum present for the transaction of business. The foregoing description of the changes made to our bylaws is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this amended annual report on Form 10-K/A.

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

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2000	2001(7)	2002(7)	2002(1)(7)	2003(7)	2004(7)
Statement of Operations Data:
Net revenues(2)	$568,704	$583,176	$152,545	$472,941	$580,599	$535,329
Costs and expenses
Cost of net revenues:
Product and supply costs	116,063	97,167	22,513	67,542	73,900	70,583
Patient service equipment depreciation	36,723	44,679	12,147	39,363	102,819	61,362

Total cost of net revenues	152,786	141,846	34,660	106,905	176,719	131,945
Provision for doubtful accounts(2)	27,352	8,044	4,055	17,119	19,462	19,614
Selling, general and administrative	315,106	329,516	84,996	274,300	311,075	273,825
Depreciation and amortization(3)	50,614	60,736	2,839	8,572	16,828	15,191
Interest (income) expense, net	(46)	(322)	(17)	33,093	41,177	33,696
Provision for settlement of government claims(4)	2,176	2,516	—	—	—	—
Other income	—	—	—	—	—	(2,516)
Provision for inventory losses	211	2,141	264	—	—	—

Total costs and expenses	548,199	544,477	126,797	439,989	565,261	471,755

Earnings (loss) before reorganization items, income taxes, extraordinary items	20,505	38,699	25,748	32,952	15,338	63,574
Reorganization items(5)	17,191	17,107	182,291	3,899	—	—

Earnings (loss) before income taxes, extraordinary items	3,314	21,592	(156,543)	29,053	15,338	63,574
Federal and state income (benefit) taxes	12,081	23,548	(1,206)	12,567	6,731	27,564

Earnings (loss) before extraordinary items	(8,767)	(1,956)	(155,337)	16,486	8,607	36,010
Extraordinary gain on debt discharge, net of taxes	—	—	20,441	—	—	—

Net earnings (loss)(3)	$(8,767)	$(1,956)	$(134,896)	$16,486	$8,607	$36,010

	Predecessor Company		Successor Company
	December 31,
(dollars in thousands)	2000	2001(7)	2002(7)	2003(7)	2004(7)
Balance Sheet Data
Current assets	$161,685	$163,067	$146,733	$122,194	$157,385
Working capital	136,134	68,305	61,143	43,704	90,824
Total assets	1,238,643	1,217,133	1,104,399	1,007,981	1,019,359
Total debt, including current portion	—	—	478,513	368,000	330,171
Convertible redeemable preferred stock	—	—	5,346	6,101	5,343
Stockholders’ equity	678,390	676,434	511,141	520,181	561,897

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2000	2001(7)	2002(7)	2002(7)	2003(7)	2004(7)
Selected Historical Financial Data:
EBITDA(6)	$90,605	$126,685	$(121,133)	$110,081	$176,162	$173,823
Capital expenditures	71,557	79,765	15,299	47,273	41,993	54,003
Cash flows provided by operating activities	161,637	116,127	26,409	99,698	148,279	133,994
Cash flows used in investing activities	(71,818)	(84,989)	(15,299)	(50,176)	(45,022)	(54,003)
Cash flows used in financing activities	(74,982)	(39,121)	(5,545)	(21,487)	(110,289)	(36,148)

(1)	We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See “Risk Factors—Since our financial statements reflect fresh-start reporting adjustments made upon our predecessor’s emergence from bankruptcy, information reflecting our results of operations and financial condition will not be comparable to prior periods of our predecessor” and note 2 to the audited financial statements for the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004.

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

Prior to March 31, 2002, property and equipment was stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Certain patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. We believe the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment (including other patient service equipment) is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

During the second quarter ended June 30, 2003, management completed an assessment of the depreciation estimates made on April 1, 2002, related to long-lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we revised our estimate of useful lives for certain of these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific useful remaining life. As a result of that change in depreciation estimate, we recognized approximately $42.5 million in additional depreciation expense for the year ended December 31, 2003 which has been included as a component of cost of sales. This change in estimate resulted in a decrease to net income of approximately $23.8 million. Cost of net revenues as a percentage of net revenue was 30.4% for 2003 as compared to 22.6% for 2002.

During 2004, we undertook a project to physically count the patient service equipment within all of our respective operating locations and to estimate the equipment utilized for rental within patient homes. As a result of this project, we believe that certain of the equipment acquired from our predecessor company, Rotech Medical Corporation, is no longer in service or held by us or our patients. Such equipment was determined to have been fully depreciated prior to December 31, 2004. Accordingly, we have reduced the gross patient service equipment accounts and the related accumulated depreciation accounts by offsetting $52 million. This adjustment had no impact on our results of operations in 2004.

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

(5)	During the years ended December 31, 2000 and December 31, 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002, we recorded the following as reorganization items:

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended March 31,
(dollars in thousands)	2000	2001	2002	2002
Severance and terminations	$3,470	$753	$837	$—
Legal, accounting and consulting fees	325	3,815	175	1,928
Loss on sale/leaseback of vehicles	—	—	4,686	169
Priority tax claim allowed	—	—	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	—	5,000	—
Administrative expense claims allowed	—	—	7,800	—
Fresh-start reporting adjustments	—	—	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long-term incentive compensation and other charges resulting from reorganization and restructuring	13,396	12,539	1,596	1,802

	$17,191	$17,107	$182,291	$3,899

For further information, see note 3 to the audited financial statements for the three months ended March 31, 2002 and the nine months ended December 31, 2002.

(6)	EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of net earnings to EBITDA for each period is presented below. EBITDA as defined herein reflects the effects of non-recurring items (including provision for settlement of government claims, provision for inventory losses, reorganization items and extraordinary items) in amounts of $19,578, $21,764, $162,114, $3,899, $0 and $0 for the years ended December 31, 2000 and 2001, the three-months ended March 31, 2002, the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively.

Reconciliation of Net Earnings (Loss) to EBITDA

	Predecessor Company			Successor Company
	Year ended December 31,		Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2000	2001(7)	2002(7)	2002(7)	2003(7)	2004(7)
Net earnings (loss)	$(8,767)	$(1,956)	$(134,896)	$16,486	$8,607	$36,010
Income taxes (benefit)	12,081	23,548	(1,206)	12,567	6,731	27,564
Interest expense (income)	(46)	(322)	(17)	33,093	41,177	33,696
Depreciation and amortization	87,337	105,415	14,986	47,935	119,647	76,553

EBITDA	$90,605	$126,685	$(121,133)	$110,081	$176,162	$173,823

(7)	As restated, see Note 21 to the consolidated financial statements included at Item 15.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Consolidated Financial Statements

As part of the financial closing process for the three months ended March 31, 2005, we prepared a comprehensive analysis of historical cash collections experience related to our patient accounts receivable as of prior reporting periods. As a result of this analysis, we became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, we determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by us in calculating the required amount of allowances and in our method to assess the overall reasonableness of our allowance estimates, dating back to 2001. We have now corrected the errors in our statistical model and in our overall reasonableness test of the allowances. See Note 21 to the Consolidated Financial Statements included in this report.

While investigating the allowance errors, we also determined that since April 1, 2002 through 2004, we had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable. We have corrected these errors and other insignificant errors.

We have also made corrections to account for the income tax effects of the corrections described above.

The principal corrections of our financial statements for the errors noted above are summarized below.

The corrections to the consolidated statements of operations were:

•	For the period prior to January 1, 2002 (relating to our predecessor), net earnings were reduced by $11.7 million.

•	For the three-month period ended March 31, 2002 (relating to our predecessor), net earnings were reduced by $1.6 million.

•	For the nine months ended December 31, 2002, (i) net revenues were increased by $9.9 million, (ii) bad debt expense was increased by $5.6 million, (iii) tax expense was increased by $1.7 million, (iv) net earnings were increased by $2.6 million and (v) earnings per share basic and dilutive were increased by $0.11.

•	For the year ended December 31, 2003, (i) net revenues were reduced by $0.6 million and (ii) bad debt expense was reduced by $0.6 million. There was no change to tax expense, net earnings and basic and dilutive earnings per share during this period.

•	For the year ended December 31, 2004, (i) net revenues were increased by $0.8 million, (ii) bad debt expense was increased by $4.4 million, (iii) tax expense was reduced by $1.4 million, (iv) net earnings were reduced by $2.2 million and (v) earnings per share basic and dilutive were reduced by $0.09.

The corrections to the consolidated balance sheet for the errors at December 31, 2004 are:

•	Accounts receivable (net of allowance) were reduced by $11.8 million, attributable to an increase in the allowance for contractual adjustments of $21.9 million, a reduction in the allowance for bad debts of $2.4 million and a reclassification of $7.7 million of accounts receivable credit balances to the appropriate liability account.

•	Reorganization value in excess of fair value of identifiable assets-goodwill was increased by $23.8 million.

•	Other current liabilities were increased by $7.7 million.

•	Deferred revenues were increased by $3.6 million.

•	Deferred tax liabilities were increased by $0.3 million.

•	Retained earnings were increased by $0.4 million.

The corrections to the consolidated balance sheet for the errors at December 31, 2003 are:

•	Accounts receivable (net of allowance) were reduced by $9.1 million, attributable to an increase in the allowance for contractual adjustments of $22.9 million, a reduction in the allowance for bad debts of $6.8 million and a reclassification of $7.0 million of accounts receivable credit balances to the other current liabilities.

•	Reorganization value in excess of fair value of identifiable assets-goodwill was increased by $23.8 million.

•	Other current liabilities were increased by $7.0 million.

•	Deferred revenues were increased by $3.5 million.

•	Deferred tax liabilities were increased by $1.6 million.

•	Retained earnings were increased by $2.6 million.

We have restated the financial information for the periods presented in this Form 10-K/A to correct the errors described above. Management’s discussion and analysis of our financial condition and results of operations included in this report has been revised to reflect the impact of the restatement.

Introduction

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

As of March 30, 2005, the reduction in payments for oxygen and oxygen equipment had not been finalized. A September 2004 OIG report surveyed FEHBP prices for oxygen equipment and found that the median 2002 prices were considerably lower than Medicare payments for those items. On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice states that CMS was informed by the OIG that it will need to collect additional information before the FEHBP median prices for oxygen are finalized. Until such prices are established, Medicare claims for oxygen equipment furnished on or after January 1, 2005 will be paid based on the 2004 monthly payment amounts. CMS is expected to calculate and implement the lower 2005 payment amounts upon receipt of the additional information from the OIG. CMS has stated that no retroactive adjustments are to be made once the new payment amounts are set. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 2% of our recorded revenues in 2004. If the proposed reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the September 2004 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) had been implemented in 2004, we believe it would have resulted in a reduction in our 2004 recorded revenues in the range of approximately $30 million to $35 million. At this time, we cannot determine the outcome of the 2005 Medicare oxygen payment rates, the date on which the new payment amounts will become effective or the ultimate impact on our business.

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

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services we render to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (retrospectively determined). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which may result. Our provisions for contractual adjustments under managed care health plans are based primarily on payment terms. We closely monitor our historical contractual adjustment and bad debt rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Certain patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. We believe the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment (including other patient service equipment) is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

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

During 2004, we undertook a project to physically count the patient service equipment within all the respective operating locations and to estimate the equipment utilized for rental within patient homes. As a result of this project, we believe that certain of the equipment acquired from our predecessor company, Rotech Medical Corporation, is no longer in service or held by us or our patients. Such equipment was determined to have been fully depreciated prior to December 31, 2004. Accordingly, we have reduced the gross patient service equipment account and the related accumulated depreciation by $52 million. This adjustment had no impact on our results of operations in 2004.

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

Results of Operations

The following tables show our results of operations for the three months ended March 31, 2002, the nine months ended December 31, 2002 and the combined results for the predecessor company and us, as the successor company, for the year ended December 31, 2002. The calculation of the combined results for the year ended December 31, 2002 is based on an aggregation of the three months ended March 31, 2002 and the nine months ended December 31, 2002 and is for illustrative purposes only (see note 1 to the audited financial statements for the three months ended March 31, 2002 and the nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004 included in this report).

	Predecessor Company	Rotech Healthcare Inc.	Combined
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2002
	(as restated)	(as restated)	(as restated)
Statement of Operations Data:
Net Revenues	$152,545	$472,941	$625,486
Costs and expenses:
Cost of net revenues:
Product and supply costs	22,513	67,542	90,055
Patient service equipment deprecation	12,147	39,363	51,510

Total cost of net revenues	34,660	106,905	141,565
Provision for doubtful accounts	4,055	17,119	21,174
Selling, general and administrative	84,996	274,300	359,296
Depreciation and amortization	2,839	8,572	11,411
Interest (income) expense, net	(17)	33,093	33,076
Provision for inventory losses	264	—	264

Total costs and expenses	126,797	439,989	566,786

Earnings before reorganization items, income taxes and extraordinary items	25,748	32,952	58,700
Reorganization items	182,291	3,899	186,190

Earnings (loss) before taxes and extraordinary items	(156,543)	29,053	(127,490)
Federal and state income taxes (benefit)	(1,206)	12,567	11,361

Earnings (loss) before extraordinary items	(155,337)	16,486	(138,851)
Extraordinary gain on debt discharge	20,441	—	20,441

Net earnings (loss)	$(134,896)	$16,486	$(118,410)

(dollars in thousands)	Combined Year ended Dec. 31, 2002	Rotech Healthcare Inc. Year ended Dec. 31, 2003	Rotech Healthcare Inc. Year ended Dec. 31, 2004
	(as restated)	(as restated)	(as restated)
Statement of Operations Data:
Net revenues	$625,486	$580,599	$535,329
Costs and expenses:
Cost of net revenues:
Product and supply costs	90,055	73,900	70,583
Patient service equipment deprecation	51,510	102,819	61,362

Total cost of net revenues	141,565	176,719	131,945
Provision for doubtful accounts	21,174	19,462	19,614
Selling, general and administrative	359,296	311,075	273,825
Depreciation and amortization	11,411	16,828	15,191
Interest (income) expense, net	33,076	41,177	33,696
Other income	—	—	(2,516)
Provision for inventory losses	264	—	—

Total costs and expenses	566,786	565,261	471,755

Earnings (loss) before reorganization items, income taxes, extraordinary items	58,700	15,338	63,574
Reorganization items	186,190	—	—

Earnings before income taxes and extraordinary items	(127,490)	15,338	63,574
Federal and state income taxes (benefit)	11,361	6,731	27,564

Earnings (loss) before extraordinary items	(138,851)	8,607	36,010

Extraordinary gain on debt discharge, net of taxes	20,441	—	—

Net earnings (loss)	(118,410)	8,607	36,010

EBITDA(1)	$(11,052)	$176,162	$173,823

The following tables show our results of operations and our results of operations as a percentage of net revenues for the years ended December 31, 2002 (combined results), 2003 and 2004.

(dollars in thousands)	Percentage of Net Revenues
	Combined Year ended Dec. 31, 2002	Rotech Healthcare Inc. Year ended Dec. 31, 2003	Rotech Healthcare Inc. Year ended Dec. 31, 2004	Percent Increase (Decrease)
				2003 Vs. 2002	2004 Vs. 2003
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	-7.2%	-7.8%
Costs and expenses:
Cost of net revenues:
Product and supply costs	14.4	12.7	13.2	-17.9	-4.5
Patient service equipment deprecation	8.2	17.7	11.4	99.6	-40.3

Total cost of net revenues	22.6	30.4	24.6	24.8	-25.3
Provision for doubtful accounts	3.4	3.4	3.7	-8.1	0.8
Selling, general and administrative	57.5	53.6	51.2	-13.4	-12.0
Depreciation and amortization	1.8	2.9	2.8	47.5	-9.7
Interest (income) expense, net	5.3	7.1	6.3	24.5	-18.2
Other income	—	—	-0.5	—	—
Provision for inventory losses	0.0	—	—	—	—

Total costs and expenses	90.6	97.4	88.1	-0.3	-16.5

Earnings (loss) before reorganization items, income taxes, extraordinary items	9.4	2.6	11.9	-73.9	314.5
Reorganization items	-29.7	—	—	100.0	—

Earnings before income taxes and extraordinary items	-20.3	2.6	11.9	112.0	314.5
Federal and state income taxes	1.8	1.2	5.1	-40.8	309.5

Earnings (loss) before extraordinary items	-22.1	1.4	6.8	106.2	318.4

Extraordinary gain on debt discharge, net of taxes	3.3	—	—	-100.0	—

Net earnings (loss)	-18.8	1.4	6.8	107.3	318.4

EBITDA(1)	-1.8%	30.3%	32.5%	1693.9%	-1.3%

(1)	See “Selected Historical Consolidated Financial Data,” item (6) on page 38 for a detailed definition of EBITDA and a reconciliation of net earnings to EBITDA. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Year ended December 31, 2004 as compared to year ended December 31, 2003

Total net revenues for the year ended December 31, 2004 decreased $45.3 million, or 7.8%, to $535.3 million, from the comparable period in 2003. The decrease was primarily attributable to a reduction in Medicare payment rates for inhalation drugs which reduced our revenues and operating income by approximately $24 million and the remainder was due to volume decreases, including decreases related to closing certain of our locations in 2003 due to various contract issues and failure to meet profitability targets.

Cost of net revenues for the year ended December 31, 2004 decreased $44.8 million, or 25.3% to $131.9 million, from the comparable period in 2003. The decrease in cost of net revenues is mainly attributable to the decrease in patient service equipment depreciation of $41.5 million. In 2003, we changed the estimated useful lives of the patient service equipment which resulted in a significant increase in patient service equipment depreciation charged for 2003. Cost of net revenues as a percentage of net revenue was 24.6% for 2004 as compared to 30.4% for 2003.

The provision for doubtful accounts for the year ended December 31, 2004 increased by $0.2 million or 0.8% from the comparable period in 2003. The provision for doubtful accounts expense as a percentage of net revenues increased to 3.7% for the year ended December 31, 2004 as compared to 3.4% for 2003. The increase is directly attributable to the current charge for a change in expense estimates for weighting percentages by aging class.

Selling, general and administrative expenses for the year ended December 31, 2004 decreased by $37.3 million, or 12.0%, to $273.8 million, from the comparable period in 2003. The primary factors in the decrease of selling, general and administrative expenses were an $11.5 million decrease in salary expense, a $4.6 million decrease in severance expense, a $6.6 million decrease in bonuses, and an $11.3 million decrease in insurance costs with the remainder attributable to a continued focus on cost controls. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.2% for the year ended December 31, 2004 from 53.6% for the year ended December 31, 2003.

Depreciation and amortization for the year ended December 31, 2004 decreased $1.6 million, or 9.7%, to $15.2 million, from the comparable period in 2003. The primary reason for the decrease was a decline in capital purchases of non-patient service equipment.

Interest expense for the year ended December 31, 2004 decreased $7.5 million from the comparable period in 2003. The decrease is primarily attributable to debt payments in the amount of $25.3 million on our term loan and the repurchase, in August 2004, of $13 million of our 9 1/2% senior subordinated notes due 2012 with respect to which we paid a premium of $0.9 million associated with the retirement of such notes.

Federal and state income taxes for the year ended December 31, 2004 increased $20.8 million to $27.6 million, from the comparable period in 2003. The increase in federal and state income taxes was due to much higher earnings before income taxes in the year ended December 31, 2004.

For the year ended December 31, 2004, we generated net earnings of $36.0 million as compared to net earnings of $8.6 million for 2003. The increase in earnings for the year ended December 31, 2004 resulted primarily from the decrease in total expenses of $93.5 million, offset by $45.3 million in reduced revenue and $20.8 million in increased income taxes.

Year ended December 31, 2003 as compared to year ended December 31, 2002

Total net revenues for the year ended December 31, 2003 decreased $44.9 million, or 7.2%, to $580.6 million from the comparable period in 2002. The decrease was attributable to flat revenues in our respiratory therapy equipment and services products and a 25.0% decrease in our durable medical equipment revenues. The decrease in durable medical equipment revenues was due to our efforts to focus on the more profitable respiratory therapy equipment rental and related services and provide durable medical equipment as a complementary offering to respiratory therapy services. In addition, we exited from certain contracts that we believed were not profitable.

Cost of net revenues for the year ended December 31, 2003 increased $35.2 million, or 24.8%, to $176.7 million, from the comparable period in 2002. The increase in cost of net revenues is attributable to the increase in patient service equipment depreciation of $51.3 million offset by a decrease in product and supply costs of $16.2 million. The change in revenue composition from lower gross margin durable medical equipment to respiratory therapy equipment and services accounted for the decrease in product and supply costs. During the second quarter ended June 30, 2003, management completed an assessment of the depreciation estimates made on April 1, 2002 related to long-lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we revised our depreciation policy for these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138.0 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific useful remaining life. As a result of that change in depreciation estimate, we recognized approximately $42.5 million in additional depreciation expense for the year ended December 31, 2003 which has been included as a component of cost of sales. This change in depreciation expense reduced net income by approximately $23.8 million. Cost of net revenues as a percentage of net revenue was 30.4% for 2003 as compared to 22.6% for 2002.

The provision for doubtful accounts for the year ended December 31, 2003 decreased by $1.7 million or 8.1% from the comparable period in 2002. The provision for doubtful accounts expense as a percentage of net revenue was unchanged at 3.4% for 2003 and 2002 respectively. The decrease in this expense is primarily attributed to our consolidation of billing centers, change in our collection policies and procedures and the exit from certain contracts, as well as the impact of the current change in expense estimates for weighting percentages by aging class for accounts receivable.

Selling, general and administrative expenses for the year ended December 31, 2003 decreased by $48.2 million or 13.4% to $311.1 million, from the comparable period in 2002. The primary factor in the decrease of selling, general and administrative is attributable to the reduction of employees from 5,200 to 4,400 during 2003. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.6% for the year ended December 31, 2003 from 57.5% for the year ended December 31, 2002.

Depreciation and amortization for the year ended December 31, 2003 increased $5.4 million or 47.5% to $16.8 million, from the comparable period in 2002. The primary reason for the increase was due to shorter lease terms which increased amortization of leasehold improvements.

Interest expense for the year ended December 31, 2003 increased $8.1 million from the comparable period in 2002. The increase is attributable to interest costs incurred in connection with our $200 million senior secured term loan which we entered into on March 26, 2002 and our $300 million 9 1/2% senior subordinated notes due 2012 which were issued on March 26, 2002. Included in interest expense is amortization of deferred debt issue costs which increased $2.9 million due primarily to accelerated prepayments made on our senior secured term loan.

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

Federal and state income taxes for the year ended December 31, 2003 decreased $4.6 million to $6.7 million, from the comparable period in 2002. The decrease in federal and state income taxes was due to lower earnings before income taxes in the year ended December 31, 2003.

For the year ended December 31, 2003, we generated net earnings of $8.6 million as compared to a net loss of $118.4 million for 2002. The large loss in the year ended December 31, 2002 resulted primarily from the $186.2 million of reorganization expenses incurred in 2002, the majority of which related to the “fresh-start” reporting adjustments recorded by our predecessor.

Liquidity and Capital Resources

Net cash provided by operating activities was $134.0 million for the year ended December 31, 2004 and was $148.3 million for the year ended December 31, 2003. Cash flows in both years were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts decreased from $82.2 million at December 31, 2003 to $74.2 million at December 31, 2004. Accounts receivable decreased as a result of an increase in cash collections for the period. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 42 days at December 31, 2004 compared to 48 days at December 31, 2003.

Included in accounts receivable are earned but unbilled receivables of $21.1 million at December 31, 2004 and $25.2 million at December 31, 2003. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

During 2004, we made regularly scheduled amortization payments of $0.6 million and voluntary prepayments of principal of $24.7 million on the $200 million term loan. As of December 31, 2004, $42.7 million remained outstanding on the term loan.

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

Effective August 3, 2004, we repurchased $13.0 million of our 9 1/2% senior subordinated notes due 2012 resulting in a loss on extinguishment of debt of $0.9 million for the premium paid in association with the retirement of such notes. The resulting loss on extinguishment of debt charge is included in selling, distribution and administrative expenses. In addition, effective October 12, 2004, we repurchased 804 shares of our Series A convertible redeemable preferred stock from the Rotech Healthcare Inc. Employees Plan for approximately $0.02 million in order to fund the cash payment of benefits from the Rotech Healthcare Inc. Employees Plan to certain plan participants that are no longer employed by us.

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

The following is a summary of quarterly financial results for the years ended December 31, 2003 and December 31, 2004:

	Three Months Ended
	March 31, 2003(c)	June 30, 2003(c)	September 30, 2003(c)	December 31, 2003(c)	March 31, 2004(c)	June 30, 2004(c)	September 30, 2004(c)	December 31, 2004(c)
	(in thousands, except per share data)
Summary Statement of Operations Information
Net revenues	$153,471	$149,516	$141,493	$136,119	$133,010	$135,526	$127,112	$139,682
Interest expense	10,806	9,824	10,563	9,984	9,119	8,280	8,483	7,814
Federal and state income taxes	3,907	(5,593)	1,889	6,528	6,293	8,682	3,711	8,878
Net earnings (loss)	4,900	(7,358)	2,429	8,636	9,135	12,862	5,074	8,939
Net earnings per common share—basic	0.19	(0.30)	0.09	0.34	0.36	0.51	0.20	0.35
Net earnings per common share—diluted	0.19	(0.30)	0.09	0.33	0.35	0.49	0.19	0.34
Market prices:
High	17.80	23.05	25.75	31.25	24.00	26.50	24.60	28.20
Low	13.80	12.00	21.50	20.50	20.25	20.75	18.75	20.00
Summary Balance Sheet Information
Deferred tax asset (a)	5,006	5,150	5,511	—	12,721	12,721	12,721	12,911
Other assets	18,427	15,882	14,223	13,941	13,276	12,725	12,397	12,551
Other current assets (b)	—	—	—	19,580	16,700	16,928	16,954	17,705
Retained earnings	$20,930	$13,459	$15,688	$24,297	$33,320	$46,069	$51,031	$59,857

(a)	Included as a component of other current assets for the three months ended December 31, 2003.
(b)	Includes deferred tax asset for the three months ended December 31, 2003 which was disclosed as a separate asset for prior quarters.
(c)	As restated, see Note 21 to the consolidated financial statements included at Item 15.

Contractual Obligations

As of December 31, 2004, our future contractual cash obligations are as follows:

Contractual Obligations (1)	Payments due by period (in thousands)
	Total	2005	2006 – 2007	2008 – 2009	2010 and thereafter
Obligations related to our senior secured notes and senior secured term loan (2)	$329,671	$439	$31,811	$10,421	$287,000
Operating lease obligations (3)	49,130	20,863	23,312	4,789	166
Other long-term liabilities reflected on our balance sheet under GAAP (4)	6,237	1,411	2,793	1,558	475
Total	$385,038	$22,713	$57,916	$16,768	$287,641

(1)	We do not have any purchase obligations other than standard purchase orders in the ordinary course of business.

(2)	Our debt is comprised of our $287 million of 9 1/2% senior secured notes due 2012 and our senior secured term loan. See Note 9 to the consolidated financial statements included at Item 15 for a discussion of our long-term debt.

(3)	Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See Note 10 to the consolidated financial statements included at Item 15 for further discussion of our lease commitments.

(4)	Our other long-term liabilities reflected on our balance sheet primarily relate to the priority tax claim and the required future payments for capital lease obligations.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated With Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). Statement 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. Statement 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this standard did not have a material impact on our consolidated financial statements.

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

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. We have re-considered the implementation of Statement 150 effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of our common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to us of no less than $100,000,000, each holder of Series A Preferred may convert their shares into our common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into our common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. Therefore, we have reclassified the Series A Preferred from a liability presentation in 2003 to a mezzanine presentation in 2004. The related Series A Preferred return has been classified as preferred dividends. The Series A Preferred accounts in 2003 have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation. The financial statement impact of the change in presentation of the Series A Preferred was not material for either 2003 or 2004.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (FIN 46), and a revised interpretation of FIN 46 (FIN 46(R)) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. We are not the primary beneficiary of any variable interest entity created after January 31, 2003 nor do we have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN 46(R) are effective as of March 31, 2004. The adoption of FIN 46(R) will not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement 123R, Share Based Payment (Statement 123R). This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement 95, Statement of Cash Flows. This statement requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. Statement 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. Statement 123R is effective for the first annual reporting period that begins after December 15, 2005.

As currently permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, we generally recognize no compensation costs for employee stock options. The adoption of Statement 123R will have a negative impact on our results of operations; however, it will have no cash impact on our overall financial position. We will adopt the provisions of Statement 123R effective January 1, 2006. We have not yet determined the specific dollar impact that the adoption of Statement 123R will have on our future results of operations.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K/A, our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

As part of the financial closing process for the three months ended March 31, 2005, we prepared a comprehensive analysis of historical cash collections experience related to our patient accounts receivable as of prior reporting periods. As a result of this analysis, we became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, we determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by us in calculating the required amount of allowances, and in our method to assess the overall reasonableness of our allowance estimates, dating back to 2001.

While investigating the allowance errors, we also determined that since April 1, 2002 through 2004, we had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable.

To address the errors discovered as a part of this process, as described in our Form 8-K filed with the Securities and Exchange Commission on June 9, 2005, we have restated the financial statements for the periods covered in our annual report on Form 10-K for the fiscal year ended December 31, 2004. See “Explanatory

Note,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements” and Note 21 to the Consolidated Financial Statements.

Based upon the results of our investigation described above, our principal executive officer and principal financial officer determined that the accounting errors referenced above were the result of material weaknesses in internal control over financial reporting related to our accounts receivable allowance accounts, net revenues and provisions for bad debts.

The material weaknesses that existed were as follows:

(1) The controls to determine that the most recent factual data available was used to determine significant estimates did not operate effectively;

(2) We failed to design effective analytic tests of data to monitor the propriety of estimates;

(3) We did not design and implement controls to determine that certain charges and liability balances were classified in accordance with generally accepted accounting principles; and

(4) We did not have adequate review of financial closing account analyses of accounts receivable bad debt and contractual adjustment provisions and allowance accounts to determine that the balances were appropriate.

A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the company. We have taken steps to remediate the material weaknesses, including updating our policies and procedures with respect to the use of factual data when developing estimates, updating all necessary historical receivable performance metrics used to develop estimates of the accounts receivable provisions and allowance accounts, as well as implementing enhanced control processes including additional reviews related specifically to the report date closing of the accounts receivable and associated allowance accounts, net revenues and bad debt provisions. We believe that the changes we made together with our enhanced control processes have remediated the material weaknesses disclosed above.

In addition to the evaluation discussed above, we evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal control over financial reporting is effective. We are currently in the process of enhancing our internal control over financial reporting to address issues identified through these evaluations, including ongoing improvements in our billing centers, increased system controls and improved controls over rental equipment to provide more accurate and complete tracking. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We made the changes noted above during our financial close for our first quarter of fiscal year 2005 to materially enhance the internal control over financial reporting of accounts receivable and the related allowance accounts, net revenues, and provisions for bad debts and contractual adjustments. Prior to these changes, during the fourth quarter of the fiscal year 2004, we made no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 2, 2005. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 2, 2005.

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

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Carter’s amended and restated employment agreement, a copy of which is filed as Exhibit 10.19 to this amended annual report on Form 10-K/A.

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

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Dobbs’ amended and restated employment agreement, a copy of which is filed as Exhibit 10.20 to this amended annual report on Form 10-K/A.

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

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Stewart’s letter agreement, a copy of which is filed as Exhibit 10.23 to this amended annual report on Form 10-K/A.

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

Effective January 1, 2005 (the “Effective Date”), we established the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007). The plan is intended to benefit our shareholders by providing a multi-year incentive and reward compensation program for a limited group of key members of senior management whose contributions, services and decisions are expected to have a long-term impact on our success. The plan is administered by the compensation committee of our board of directors. The participants in the plan are key members of senior management and certain divisional directors, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The terms of the plan provide for a three-year incentive period, commencing on January 1, 2005 and ending on December 31, 2007, for which our revenues and our earnings before interest, taxes and depreciation for that period will be compared to certain thresholds for each under the plan (the “Performance Objective”). If the Performance Objective is met, each participant in our employ on February 15, 2008 will receive shares of our common stock having an aggregate value equal to his or her annualized rate of base salary from us as in effect on that date (“Award”). In most cases, failure to satisfy the Performance Objective will result in no Award being payable at all; however, in certain limited circumstances, a partial Award would be payable. If a “change of control” (as defined in the plan) of our company should occur prior to February 15, 2008, no Awards will be paid under the plan; however, a cash payment would be made to each participant in our employ on the “change of control date” (as defined in the plan) or within the 90-day period ending on the change of control date, equal to the amount of his or her base salary from us for the period beginning on the Effective Date and ending on the change of control date, based on the participant’s annualized rate of base salary from us as in effect immediately prior to the change of control date. Should the employment of certain plan participants (including, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) terminate following the Effective Date but prior to the earlier of a change of control date or February 15, 2008, he or she may receive a prorated cash payment, calculated in a similar fashion to change of control payments under the plan, depending upon the circumstances of such participant’s termination. The foregoing summary is qualified in its entirety by reference to the full text of the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007), a copy of which is filed as Exhibit 10.8 to this amended annual report on Form 10-K/A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 2, 2005. Information regarding securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Item 5 hereof.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Item 13, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 2, 2005.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III, Item 14, is incorporated herein by reference to our definitive proxy statement relating to the 2005 annual meeting of stockholders which was filed with the Securities and Exchange Commission on May 2, 2005.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets (as restated) as of December 31, 2003 and 2004	F-3
	Consolidated Statements of Operations (as restated) for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity (as restated) for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004

F-5
	Consolidated Statements of Cash Flows (as restated) for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts (as restated) for the years ended December 31, 2002, December 31, 2003 and December 31, 2004	65

Schedules other that that listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b) See Item 15(a)(3).

(c) See Item 15(a)(2).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS (1)

For the years ended December 31, 2002, 2003 and 2004

(Dollars in thousands)

	Balance at Beginning of Period	Additions
		Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balance at End of Period
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2002	$45,311	$62,998	—	$(71,504)	$36,805
Year ended December 31, 2003	36,805	55,483	—	(63,859)	28,429
Year ended December 31, 2004	28,429	39,411	—	(40,266)	27,574
Allowance for Doubtful Accounts:
Year ended December 31, 2002	11,327	21,174	—	(23,300)	9,201
Year ended December 31, 2003	9,201	19,462	—	(19,187)	9,476
Year ended December 31, 2004	9,476	19,614	—	(19,899)	9,191

(1) As restated. See Note 21 to the consolidated financial statements included at Item 15.

(2) To record write-offs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: July 14, 2005	By:	/S/ PHILIP L. CARTER
Philip L. Carter, President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2005

/S/ BARRY E. STEWART Barry E. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2005

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	July 14, 2005

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	July 14, 2005

/s/ WILLIAM J. MERCER William J. Mercer	Director	July 14, 2005

/s/ WILLIAM WALLACE ABBOTT William Wallace Abbott	Director	July 14, 2005

/s/ GUY P. SANSONE Guy P. Sansone	Director	July 14, 2005

/s/ ARTHUR SIEGEL Arthur Siegel	Director	July 14, 2005

EXHIBIT INDEX

Exhibit Number	Title

2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2	Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(c)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(c)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(d)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(e)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(f)	Form of Common Stock Option Agreement.

10.6(c)	Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan.

10.7(c)	Form of Restricted Stock Award Agreement.

10.8	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.9(a)	$275,000,000 Credit Agreement among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties hereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent, dated as of March 26, 2002.

10.10(g)	Amendment, dated as of December 31, 2002, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.11(h)	Second Amendment and Waiver, dated as of June 7, 2004, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.12(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.13(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.14(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.15(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.16(f)	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

10.17(i)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

10.18(a)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

Exhibit Number	Title

10.19	First Amended and Restated Employment Agreement with Philip L. Carter dated January 31, 2005.

10.20	First Amended and Restated Employment Agreement with Michael R. Dobbs dated January 31, 2005.

10.21(e)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

10.22(e)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

10.23	Letter agreement with Barry E. Stewart with Respect to Rights upon Termination of Employment dated August 10, 2004.

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1(j)	Power of Attorney.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(d)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(e)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(f)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 16, 2004.

(i)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets (as restated) as of December 31, 2003 and 2004	F-3

Consolidated Statements of Operations (as restated) for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity (as restated) for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years December 31, 2003 and December 31, 2004

F-5

Consolidated Statements of Cash Flows (as restated) for the three months ended March 31, 2002 and nine months ended December 31, 2002 and the years ended December 31, 2003 and December 31, 2004	F-6

Notes to Consolidated Financial Statements	F-7

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Rotech Healthcare Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations for the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004 (Successor Company operations), in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the consolidated results of their operations for the three months ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

/s/    DELOITTE & TOUCHE LLP

Orlando, Florida

March 29, 2005 (July 11, 2005, as to the effects of the restatements discussed in Note 21)

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2004

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2004
	(As restated, see Note 21)
Assets
Current assets:
Cash and cash equivalents	$20,980	$64,823
Accounts receivable, net	72,753	64,959
Other accounts receivable	892	1,172
Inventories	7,989	8,726
Prepaid expenses	4,328	4,794
Income tax receivable	2,531	—
Deferred tax asset	12,721	12,911

Total current assets	122,194	157,385
Property and equipment, net	150,752	129,403
Intangible assets (less accumulated amortization of $2,320 in 2003 and $3,394 in 2004)	17,684	16,610
Other goodwill	11,256	11,256
Reorganization value in excess of fair value of identifiable assets—goodwill	692,154	692,154
Other assets	13,941	12,551

	$1,007,981	$1,019,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,652	$18,463
Accrued expenses and other current liabilities	33,992	22,476
Accrued interest	9,873	7,296
Dividends payable	—	900
Deferred revenue	17,281	13,975
Income taxes payable	—	2,805
Current portion of long-term debt	692	646

Total current liabilities	78,490	66,561
Deferred tax liabilities	27,549	50,326
Priority tax claim	8,352	5,707
Long-term debt, less current portion	367,308	329,525

Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 250,000 shares issued and outstanding at December 31, 2003 and 249,196 shares issued and outstanding at December 31, 2004	6,101	5,343

Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,042,029 shares issued and outstanding at December 31, 2003 and 25,323,745 shares issued and outstanding at December 31, 2004	3	3
Additional paid-in capital	495,881	502,037
Retained earnings	24,297	59,857

Total stockholders’ equity	520,181	561,897

	$1,007,981	$1,019,359

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
	(As restated, see Note 21)
Net revenues	$152,545	$472,941	$580,599	$535,329
Costs and expenses:
Cost of net revenues:
Product and supply costs	22,513	67,542	73,900	70,583
Patient service equipment depreciation	12,147	39,363	102,819	61,362

Total cost of net revenues	34,660	106,905	176,719	131,945
Provision for doubtful accounts	4,055	17,119	19,462	19,614
Selling, general and administrative	84,996	274,300	311,075	273,825
Depreciation and amortization	2,839	8,572	16,828	15,191
Interest (income) expense, net	(17)	33,093	41,177	33,696
Other income	—	—	—	(2,516)
Provision for inventory losses	264	—	—	—

Total costs and expenses	126,797	439,989	565,261	471,755

Earnings (loss) before reorganization items, income taxes, extraordinary items	25,748	32,952	15,338	63,574
Reorganization items	182,291	3,899	—	—

Earnings (loss) before income taxes and extraordinary items	(156,543)	29,053	15,338	63,574
Federal and state income (benefit) taxes	(1,206)	12,567	6,731	27,564

Earnings (loss) before extraordinary items	(155,337)	16,486	8,607	36,010
Extraordinary gain on debt discharge, net of taxes	20,441	—	—	—

Net earnings (loss)	(134,896)	16,486	8,607	36,010
Accrued dividends on redeemable preferred stock	—	346	450	450

Net earnings (loss) available for common stockholders	$(134,896)	$16,140	$8,157	$35,560

Net earnings per common share—basic	—	$0.65	$0.33	$1.41

Net earnings per common share—diluted	—	$0.65	$0.32	$1.39

Weighted average shares outstanding—basic	—	24,999,998	25,010,881	25,146,315

Weighted average shares outstanding—diluted	—	24,999,998	25,363,107	25,544,016

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares of Common Stock		Par Value Common Stock	Additional paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Predecessor	Successor
Predecessor:

Balance at December 31, 2001, as previously reported	1,000	—	$1	$565,893	$122,202	$688,096
Adjustments to beginning retained earnings (see Note 21)					(11,662)	(11,662)

Balance at December 31, 2001, as restated	1,000	—	1	565,893	110,540	676,434
Net loss for the three months ended March 31, 2002 (as restated, see Note 21)	—	—	—	—	(134,896)	(134,896)
Fresh-start reporting adjustments	(1,000)	24,999,998	1	(70,895)	24,356	(46,538)

Successor:

Balance at March 31, 2002 (as restated, see Note 21)	—	24,999,998	2	494,998	—	495,000
Net earnings for the nine months ended December 31, 2002 (as restated, see Note 21)	—	—	—	—	16,486	16,486
Accrued dividends on redeemable preferred stock	—	—	—	—	(346)	(346)

Balance at December 31, 2002 (as restated, see Note 21)	—	24,999,998	2	494,998	16,140	511,140
Net earnings for the twelve months ended December 31, 2003 (as restated, see Note 21)	—	—	—	—	8,607	8,607
Tax benefit from exercise of stock options	—	—	—	56	—	56
Proceeds from exercise of stock options	—	42,031	1	827	—	828
Accrued dividends on redeemable preferred stock	—	—	—	—	(450)	(450)

Balance at December 31, 2003 (as restated, see Note 21)	—	25,042,029	$3	$495,881	$24,297	$520,181

Net earnings for the twelve months ended December 31, 2004 (as restated, see Note 21)	—	—	—	—	36,010	36,010
Tax benefit from exercise of stock options	—	—	—	419	—	419
Proceeds from exercise of stock options	—	281,716	—	5,737	—	5,737
Accrued dividends on redeemable preferred stock	—	—	—	—	(450)	(450)

Balance at December 31, 2004 (as restated, see Note 21)	—	25,323,745	$3	$502,037	$59,857	$561,897

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor	Successor
	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
	2002	2002	2003	2004
	(As restated, see Note 21)
Net earnings (loss)	$(134,896)	$16,486	$8,607	$36,010
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Reorganization items	182,291	3,899	—	—
Provision for doubtful accounts	4,055	17,119	19,462	19,614
Depreciation and amortization	14,986	47,935	119,647	79,124
Loss on disposal of fixed assets	—	—	367	371
Loss on extinguishment of debt				910
Deferred income taxes	(1,003)	1,216	2,952	22,587
Extraordinary gain on debt discharge	(20,441)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,083	(6,218)	(5,111)	(11,820)
Other receivables	1,146	(3,814)	1,174	(280)
Inventories	(2,046)	2,469	3,994	(737)
Prepaid expenses	124	(798)	(699)	(466)
Income tax receivable	—	—	(2,531)	2,531
Other assets	(6,929)	(363)	5,541	(1,179)
Accounts payable and accrued expenses	(11,961)	11,319	1,574	(9,705)
Accrued interest	—	10,281	(103)	(2,885)
Income taxes payable	—	—	(5,783)	3,225
Deferred revenue	—	167	(812)	(3,306)

Net cash provided by operating activities	26,409	99,698	148,279	133,994
Net cash used by reorganization items	(8,848)	(1,710)	—	—

Net cash provided by operating activities and reorganization items	17,561	97,988	148,279	133,994

Cash flows from investing activities:
Purchases of property and equipment	(15,299)	(47,273)	(41,993)	(54,003)
Business acquisitions	—	(2,903)	(3,029)	—

Net cash used in investing activities	(15,299)	(50,176)	(45,022)	(54,003)

Cash flows from financing activities:
Proceeds from long term borrowings	500,000	—	—	—
Debt issuance costs	(16,960)	—	—	—
Payments of long term borrowings	—	(21,487)	(110,513)	(39,240)
Payments of liabilities subject to compromise/priority tax claim	(27,932)	—	(605)	(2,645)
Net proceeds from stock option exercises	—	—	829	5,737
Net proceeds from sale/lease back of vehicles	10,191	—	—	—
Distributions to parent company, net	(470,844)	—	—	—

Net cash used in financing activities	(5,545)	(21,487)	(110,289)	(36,148)

(Decrease) increase in cash and cash equivalents	(3,283)	26,325	(7,032)	43,843
Cash and cash equivalents, beginning of period	4,970	1,687	28,012	20,980

Cash and cash equivalents, end of period	$1,687	$28,012	$20,980	$64,823

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$—	$—	$—	$500
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$14	$23,275	$37,104	$33,002
Income taxes	$—	$767	$4,451	$1,202

Income tax payments for the three months ended March 31, 2002 were made on behalf of the Company by Integrated Health Services, Inc. (“IHS”). Reorganization cash payments are included within the individual line items above.

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2002, nine months ended

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the implementation of fresh-start reporting, the Company recorded an extraordinary gain of $20,441 from a gain on debt discharge in accordance with the provisions of the Plan. Additionally, other significant adjustments were also recorded to reflect the provisions of the Plan and the fair values of the assets and liabilities of the Successor as of March 31, 2002. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor for the three months ended March 31, 2002 (see Note 2).

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Patient Service Revenues

The Company derives a significant portion of its revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services we render to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (retrospectively determined). Final payment under these programs is subject to administrative review and audit, and the Company currently makes provisions for any adjustments which may result. The Company’s provisions for contractual allowances under managed care health plans are based primarily on payment terms. The Company closely monitors its historical contractual adjustment and bad debt rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information the Company believes to be available. However, due to the complexities involved in these estimations, actual payments the Company receives could be different from the amounts the Company estimates and records.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. The Company estimates provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. The Company routinely reviews accounts receivable balances in conjunction with its historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when the Company considers the adequacy of the amounts the Company records as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Property and Equipment

Prior to March 31, 2002, property and equipment was stated at cost. Subsequent to March 31, 2002, property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. The Company believes the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Provided below is an accounting of intangible assets, goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2002 through December 31, 2004:

	Intangible Assets Subject to Amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets — goodwill
Balance at January 1, 2002	$8,604	$774,825	$—
Preliminary fresh start reporting adjustments	(8,604)	(774,825)	—
Allocation of reorganization value under fresh start reporting	19,803	—	675,621

Balance at March 31, 2002	19,803	—	675,621
Acquisitions during the nine months ended December 31, 2002	150	2,316	—
Valuation adjustments to reorganization value in excess of value of identifiable assets—goodwill	—	—	17,109
Amortization expense for nine months ended December 31, 2002	(987)	—	—

Balance at December 31, 2002	18,966	2,316	692,730
Acquisitions during the year ended December 31, 2003	50	8,940	—
Final valuation adjustments to reorganization value	—	—	(576)
Amortization expense for year ended December 31, 2003	(1,332)	—	—

Balance at December 31, 2003	17,684	11,256	692,154
Amortization expense for year ended December 31, 2004	(1,074)	—	—

Balance at December 31, 2004	$16,610	$11,256	$692,154

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 6, 2003, the Company entered into an Asset Purchase Agreement with the Provider (see Note 5).

Advertising Expense

Advertising costs are expensed as incurred. For the three and nine month periods ending March 31, 2002 and December 31, 2002, and the years ended December 31, 2003 and 2004, the advertising expenses were $435, $918, $725 and $395, respectively.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing earnings (losses) attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares totaling 1,791,943, 318,959 and 601,365 for the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004 respectively are presented below:

	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Weighted average basic shares	24,999,998	25,010,881	25,146,315
Effect of dilutive securities:
Stock options	—	352,226	397,701

Weighted average diluted shares	24,999,998	25,363,107	25,544,016

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows for the nine months ended December 31, 2002 and the twelve months ended December 31, 2003 and 2004.

	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Net earnings (as restated, see Note 21):
As reported	$16,486	$8,607	$36,010
Less: employee stock compensation, net of tax, included in net income as reported that would have been included in the determination of net income had the fair value based method been applied to all awards	(617)	(1,225)	(1,453)

Pro forma	$15,869	$7,382	$34,557

Basic net earnings per common share:
As reported	$0.65	$0.33	$1.41
Pro forma	$0.62	$0.28	$1.36
Diluted net earnings per common share:
As reported	$0.65	$0.32	$1.39
Pro forma	$0.62	$0.27	$1.34

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Information

The Company follows a centralized approach to management of its branch locations through standard operating procedures developed and monitored at the corporate level. Each autonomous branch location provides essentially the same products and services to customers at similar margins through similar distribution and delivery methods. Management reporting and analysis is done on a monthly basis for each location, and then aggregated for analysis as one operating segment for the chief operating decision maker. Additionally, each location operates in a highly regulated environment principally subjected to the same Medicaid and Medicare reimbursements and operating regulations. Additionally, management continually monitors the revenue, profits and losses, and allocated assets to each location for the assessments of whether quantitative thresholds have been exceeded under the aggregation criteria in FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in one reportable segment, as defined by Statement 131; the provision of home medical equipment and related products and services.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated With Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). Statement 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. Statement 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this standard did not have a material impact on the Company’s consolidated financial statements.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. The Company has re-considered the implementation of Statement 150 effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to the Company of no less than $100,000, each holder of Series A Preferred may convert their shares into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. Therefore, we have reclassified the Series A Preferred from a liability presentation in 2003 to a mezzanine presentation in 2004. The related Series A Preferred return has been classified as preferred dividends. The Series A Preferred accounts in 2003 have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation. The financial statement impact of the change in presentation of the Series A Preferred was not material for either 2003 or 2004.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (FIN 46), and a revised interpretation of FIN 46 (FIN 46(R)) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN 46(R) are effective as of March 31, 2004. The adoption of FIN 46(R) will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, Share Based Payment (Statement 123R). This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. Statement 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. Statement 123R is effective for the first interim reporting period that begins after December 15, 2005.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As currently permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, the Company generally recognizes no compensation costs for employee stock options. The adoption of Statement 123R will have a negative impact on the Company’s results of operations; however, it will have no cash impact on the Company’s overall financial position. The Company will adopt the provisions of Statement 123R effective January 1, 2006. The Company has not yet determined the specific dollar impact that the adoption of Statement 123R will have on its future results of operations.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

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

Major Settlements and Other Bankruptcy Matters

Subsequent to the filing of the bankruptcy case on February 2, 2000 (which case was closed by the Delaware Bankruptcy Court on December 20, 2004), the Predecessor was required to seek approval of the Bankruptcy Court for certain material decisions regarding its continued operations. The following summarizes the major matters approved during the bankruptcy case:

Settlement with the United States Federal Government.    The federal government of the United States filed a $48,000 claim against the Predecessor claiming trebled damages with respect to an underlying $16,000 claim

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporate Integrity Agreement also mandates that the Company have certain procedures in place with respect to our acquisition process. More specifically, the Company is required to have an Acquisition Committee (which is comprised of members of senior management) which approves all acquisitions before they are consummated. As part of the acquisition process, the Company will be required to conduct operational and file reviews of potential entities in which the Company might acquire an interest. Assuming that the Company decides to acquire an entity, the Company will be required to provide a report to the Office of Inspector General of the DHHS indicating that the Company followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

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

As part of the Corporate Integrity Agreement, the Company also has certain obligations with respect to repayment of identified overpayments and reporting of “Material Deficiencies” the Company may learn of with respect to our relationship with federal health care programs. The Company also must submit annual reports to the Office of Inspector General of the DHHS regarding our compliance with the Corporate Integrity Agreement generally. To the extent that the Company violates the terms of the Corporate Integrity Agreement, the Company may be subject to substantial penalties, including stipulated cash penalties ranging from $1 per day to $2.50 per day for each day the Company is in breach of the agreement, and, possibly, exclusion from federal health care programs.

(4)    Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2003	2004
Patient accounts receivable	$82,229	$74,150
Less allowance for doubtful accounts	9,476	9,191

	$72,753	$64,959

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in patient accounts receivable at December 31, 2003 and 2004 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 58% and 57% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $25,248 at December 31, 2003 and $21,143 at December 31, 2004. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2004, the Company undertook a project to physically count the patient service equipment within all the respective operating locations and to estimate the equipment utilized for rental within patient homes, in order to refine the estimate of patient service equipment being accounted for under the composite method (see Note 2). As a result of this project, the Company believes that certain of the equipment acquired from the Predecessor, is no longer in service or held by the Company or its patients. Such equipment was determined to have been fully depreciated prior to December 31, 2004. Accordingly, the Company has reduced the gross patient service equipment account and the related accumulated depreciation by offsetting $52 million. This adjustment had no impact on our results of operations in 2004.

(7)    Other Assets

Other assets consist of the following at December 31:

	2003	2004
Debt issue costs	$12,013	$9,445
Prepaid expenses—long term	—	531
Deposits	1,928	2,575

	$13,941	$12,551

Debt issue costs relate to the long-term debt obtained upon emergence from bankruptcy.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Accrued Expenses

Accrued expenses consist of the following at December 31:

	2003	2004
Accrued salaries and wages	$17,986	$9,094
Accrued health insurance and other claims	6,202	3,746
Sales tax payable	1,393	846
Other	1,453	1,122

	$27,034	$14,808

(9)    Long-Term Debt

The Company’s long-term debt consists of the following at December 31:

	2003	2004
Capital lease obligations with interest at a fixed rate of 4.5% at December 31, 2004, due in monthly installments through 2007, secured by equipment	$—	$500
Senior Secured Term Loan; $109 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	68,000	42,671
9 1/2% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	300,000	287,000

Sub-total	368,000	330,171
Less current portion	692	646

Total long-term debt	$367,308	$329,525

In addition to the above, as of December 31, 2004, the Company has a $75 million five-year revolving credit facility available. No debt was outstanding under this facility at December 31, 2004; however the Company has issued letters of credit totaling $11.2 million under this facility.

Long-term debt maturities excluding capital lease obligations are as follows: 2005—$1,624; 2006—$1,663; 2007—$32,637; 2008—$11,257; 2009—$722; and thereafter—$287,475.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2005	$226
2006	215
2007	89

Total	530
Less amount representing interest	30

Present value of minimum capital lease payments	$500

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the equipment under capital leases is included in property and equipment with a carrying amount of $500 and accumulated depreciation of $23. The present value of the lease obligations is included in capital leases in the accompanying 2004 consolidated balance sheet.

Interest expense (income) was as follows for the three months ended March 31, 2002, the nine months ended December 31, 2002, and the years ended December 31, 2003 and 2004:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003	Twelve months ended December 31, 2004
Interest expense	$14	$33,556	$41,884	$33,967
Interest income	(31)	(463)	(707)	(271)

Interest (income) expense net	$(17)	$33,093	$41,177	$33,696

The senior secured credit facilities contain customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. Our senior secured credit facilities also contain customary financial covenants including, maintenance of the following ratios: (a) a consolidated total leverage ratio, (b) a consolidated senior leverage ratio, (c) a consolidated interest coverage ratio and (d) a consolidated fixed charge coverage ratio. As of December 31, 2004, the Company is in compliance with its covenants.

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

Rental expense for building and vehicle leases approximated $5,715 for the three months ended March 31, 2002, $20,537 for the nine months ended December 31, 2002, $24,590 and $22,079 for the years ended December 31, 2003 and 2004, respectively, and is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

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

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Twelve months ended December 31, 2003	Twelve months ended December 31, 2004
Current:
Federal	$(1,089)	$—	$—	$2,434
State	(117)	691	3,000	2,454

Total current provision	(1,206)	691	3,000	4,888

Deferred:
Federal	—	10,938	3,753	20,403
State	—	938	(22)	2,273

Total deferred provision	—	11,876	3,731	22,676

	$(1,206)	$12,567	$6,731	$27,564

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2003	2004
Deferred tax liabilities:
Excess of book over tax basis of property and equipment	$(4,737)	$1,672
Excess of book over tax basis of intangible assets	30,642	48,377
Other	1,644	277

Total deferred tax liabilities	27,549	50,326

Deferred tax assets:
Deferred revenue	5,766	8,084
Other accrued liabilities	(2,347)	(661)
Net operating loss	(15,988)	(21,702)
Other	(152)	1,368

Total deferred tax assets	(12,721)	(12,911)

Net deferred tax liabilities	$14,828	$37,415

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the tax provision (benefit) computed at the statutory federal tax rate on earnings (loss) before income taxes to the actual income tax provision (benefit) is as follows for the three months ended March 31, 2002, and the nine months ended December 31, 2002 and the years ended December 31, 2003 and 2004:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Tax provision computed at the statutory rate	$(53,041)	$10,169	$5,290	$22,251
Fresh start reporting adjustments	51,869	—	—	—
State income taxes, net of federal income tax benefit	(112)	1,230	642	2,100
Intangibles amortization and other book expenses not deductible for tax purposes	78	1,168	476	374
Other	—	—	323	2,839

Total income tax expense	$(1,206)	$12,567	$6,731	$27,564

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

At December 31, 2004, the Company has available federal net operating loss carryforwards of approximately $56,501, which expire in 2024.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Profit Sharing Plan

Pursuant to the Plan of Reorganization, the Company contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (see Note 18) (Initial Company Contribution) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (Employees Plan). Employees of the Company as of the effective date of the Employees Plan (Effective Date), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on the January 1 or July 1 following their first day of employment with the Company. Company contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by the Company to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. The Initial Company Contribution to the Employees Plan was valued at $5,000 and was charged to operations of the Predecessor for the three months ended March 31, 2002. There were no Company contributions made to the Employees Plan for the years ended December 31, 2003 or 2004. A cash contribution in the amount of $500 was authorized by the Company’s board of directors in February 2005. Such contribution is payable at any time prior to December 31, 2005. Effective October 12, 2004, the Company repurchased 804 shares of Series A Preferred for approximately $20 from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by the Company.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

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

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option price, as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Option Price
$14.55 - 16.99	40,000	8.38	$14.55	40,000	$14.55
$17.0 - 19.94	1,753,750	8.14	17.00	765,742	17.00
$19.95 - 20.00	703,125	7.43	20.00	453,750	20.00
$20.01 - 26.00	717,500	9.15	23.35	121,873	23.26

Total	3,214,375	8.21	$19.04	1,381,365	$18.47

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Revenue Data

Net revenues are derived from the following principal service categories:

	Predecessor	Successor
	Three months ended March 31, 2002	Nine months ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Oxygen and other respiratory therapy	$118,899	$377,796	$487,045	$463,487
Home medical equipment	30,307	85,713	85,922	66,088
Other	3,339	9,432	7,632	5,754

	$152,545	$472,941	$580,599	$535,329

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

During the first five years, the Series A Preferred is only convertible immediately prior to the consummation of an underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933 at a price per share of at least $20 and with gross proceeds to the Company of at least $100,000. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of the Company’s common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by the Company on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 249,196 shares of Preferred Stock would be approximately $4,984 plus any accrued unpaid dividends. Effective October 12, 2004, the Company repurchased 804 shares of Series A Preferred for approximately $20 from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Company’s employee profit sharing plan to certain plan participants that are no longer employed by the Company.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(20)    Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly financial results as of and for the year ended December 31, 2003:

(in thousands, except per share data)	March 31, 2003 as Previously Reported	March 31, 2003 as Restated(a)	June 30, 2003 as Previously Reported	June 30, 2003 as Restated(a)	September 30, 2003 as Previously Reported	September 30, 2003 as Restated(a)	December 31, 2003 as Previously Reported	December 31, 2003 as Restated(a)
Summary Statement of Operations Information
Net revenues	$152,577	$153,471	$145,707	$149,516	$142,353	$141,493	$140,584	$136,119
Interest expense	10,806	10,806	9,824	9,824	10,563	10,563	9,984	9,984
Federal and state income taxes	3,967	3,907	(5,168)	(5,593)	1,935	1,889	6,017	6,528
Net earnings (loss)	4,997	4,900	(6,679)	(7,358)	2,412	2,429	7,908	8,636
Net earnings per common share—basic	0.20	0.19	(0.27)	(0.30)	0.09	0.09	0.31	0.34
Net earnings per common share—diluted	0.20	0.19	(0.27)	(0.30)	0.09	0.09	0.31	0.34
Market prices:
High	17.80	17.80	23.05	23.05	25.75	25.75	31.25	31.25
Low	13.80	13.80	12.00	12.00	21.50	21.50	20.50	20.50
Summary Balance Sheet Information
Deferred tax asset (b)	5,006	5,006	5,150	5,150	5,511	5,511	—	—
Other assets	18,427	18,427	15,882	15,882	14,223	14,223	13,941	13,941
Other current assets (c)	—	—	—	—	—	—	19,580	19,580
Retained earnings	$18,412	$20,930	$11,620	$13,459	$13,920	$15,688	$21,714	$24,297

(a)	As restated. See Note 21.
(b)	Included as a component of other current assets for the three months ended December 31, 2003.
(c)	Includes deferred tax asset for the three months ended December 31, 2003 which was disclosed as a separate asset for prior quarters.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of unaudited quarterly financial results as of and for the year ended December 31, 2004:

(in thousands, except per share data)	March 31, 2004 as Previously Reported	March 31, 2004 as Restated(a)	June 30, 2004 as Previously Reported	June 30, 2004 as Restated(a)	September 30, 2004 as Previously Reported	September 30, 2004 as Restated(a)	December 31, 2004 as Previously Reported	December 31, 2004 as Restated(a)
Summary Statement of Operations Information
Net revenues	$134,011	$133,010	$133,400	$135,526	$131,340	127,112	$135,752	$139,682
Interest expense	9,232	9,119	8,392	8,280	8,595	8,483	7,477	7,814
Federal and state income taxes	6,306	6,293	7,220	8,682	5,859	3,711	9,546	8,878
Net earnings (loss)	9,044	9,135	10,389	12,862	8,431	5,074	10,353	8,939
Net earnings per common share—basic	0.36	0.36	0.41	0.51	0.34	0.20	0.39	0.35
Net earnings per common share—diluted	0.35	0.35	0.40	0.49	0.33	0.19	0.39	0.34
Market prices:
High	24.00	24.00	26.50	26.50	24.60	24.60	28.20	28.20
Low	20.25	20.25	20.75	20.75	18.75	18.75	20.00	20.00
Summary Balance Sheet Information
Deferred tax asset	12,721	12,721	12,721	12,721	12,721	12,721	12,911	12,911
Other assets	13,276	13,276	12,725	12,725	12,397	12,397	12,551	12,551
Other current assets	16,700	16,700	16,928	16,928	16,954	16,954	18,877	17,705
Retained earnings	$30,758	$33,320	$41,145	$46,069	$49,576	$51,031	$59,481	$59,857

(a)	As restated. See Note 21.

(21)    Restatement of Previously Issued Financial Statements

As part of the financial closing process for the three months ended March 31, 2005, the Company prepared a comprehensive analysis of historical cash collections experience related to its patient accounts receivable as of prior reporting periods. As a result of this analysis, the Company became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, the Company determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by the Company in calculating the required amount of allowances, and in the Company’s method to assess the overall reasonableness of its allowance estimates, dating back to 2001. The Company has now corrected the errors in its statistical model and in its overall reasonableness test of the allowances.

While investigating the allowance errors, the Company also determined that, since April 1, 2002 through 2004, it had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable. The Company has corrected these errors and other insignificant errors.

The Company has also made corrections to account for the income tax effects of the corrections described above.

The principal corrections of the Company’s financial statements for the errors noted above are summarized below.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to the consolidated statements of operations were:

•	For the period prior to January 1, 2002 (relating to the Company’s predecessor), net earnings were reduced by $11.7 million.

•	For the three-month period ended March 31, 2002 (relating to the Company’s predecessor), net earnings were reduced by $1.6 million.

•	For the nine months ended December 31, 2002, (i) net revenues were increased by $9.9 million, (ii) bad debt expense was increased by $5.6 million, (iii) tax expense was increased by $1.7 million, (iv) net earnings were increased by $2.6 million and (v) earnings per share basic and dilutive were increased by $0.11.

•	For the year ended December 31, 2003, (i) net revenues were reduced by $0.6 million and (ii) bad debt expense was reduced by $0.6 million. There was no change to tax expense, net earnings and basic and dilutive earnings per share during this period.

•	For the year ended December 31, 2004, (i) net revenues were increased by $0.8 million, (ii) bad debt expense was increased by $4.4 million, (iii) tax expense was reduced by $1.4 million, (iv) net earnings were reduced by $2.2 million and (v) earnings per share basic and dilutive were reduced by $0.09.

The corrections to the consolidated balance sheet for the errors at December 31, 2004 are:

•	Accounts receivable (net of allowance) were reduced by $11.8 million, attributable to an increase in the allowance for contractual adjustments of $21.9 million, a reduction in the allowance for bad debts of $2.4 million and a reclassification of $7.7 million of accounts receivable credit balances to the appropriate liability account.

•	Reorganization value in excess of fair value of identifiable assets-goodwill was increased by $23.8 million.

•	Other current liabilities were increased by $7.7 million.

•	Deferred revenues were increased by $3.6 million.

•	Deferred tax liabilities were increased by $0.3 million.

•	Retained earnings were increased by $0.4 million.

The corrections to the consolidated balance sheet for the errors at December 31, 2003 are:

•	Accounts receivable (net of allowance) were reduced by $9.1 million, attributable to an increase in the allowance for contractual adjustments of $22.9 million, a reduction in the allowance for bad debts of $6.8 million and a reclassification of $7.0 million of accounts receivable credit balances to the other current liabilities.

•	Reorganization value in excess of fair value of identifiable assets-goodwill was increased by $23.8 million.

•	Other current liabilities were increased by $7.0 million.

•	Deferred revenues were increased by $3.5 million.

•	Deferred tax liabilities were increased by $1.6 million.

•	Retained earnings were increased by $2.6 million.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of this restatement on the consolidated financial statements is summarized below:

For the Three Months Ended March 31, 2002

	As Previously Reported(1)	Restatement	As Restated
Net revenues	$154,750	$(2,205)	$152,545
Provision for doubtful accounts	3,661	394	4,055
Earnings (losses) before reorganization items and income taxes	28,347	(2,599)	25,748
Earnings (losses) before income taxes and extraordinary items	(153,944)	(2,599)	(156,543)
Federal and state income tax (benefit) expense	(203)	(1,003)	(1,206)
Net earnings (losses)	(133,300)	(1,596)	(134,896)
Net earnings (losses) available for common stockholders	(133,300)	(1,596)	(134,896)

For the Nine Months Ended December 31, 2002

	As Previously Reported(1)	Restatement	As Restated
Net revenues	$463,025	$9,916	$472,941
Provision for doubtful accounts	11,481	5,638	17,119
Earnings before reorganization items and income taxes	28,674	4,278	32,952
Earnings before income taxes	24,775	4,278	29,053
Federal and state income tax expense	10,903	1,664	12,567
Net earnings	13,872	2,614	16,486
Net earnings available for common stockholders	13,526	2,614	16,140
Net earnings per common share—basic	0.54	0.11	0.65
Net earnings per common share—diluted	0.54	0.11	0.65

As of December 31, 2003

	As Previously Reported(1)	Restatement	As Restated
Accounts receivable, net	$81,862	$(9,109)	$72,753
Reorganization value in excess of value of identifiable assets—goodwill	668,347	23,807	692,154
Accrued expenses and other current liabilities	27,034	6,958	33,992
Deferred revenue	13,768	3,513	17,281
Deferred tax liabilities	25,905	1,644	27,549
Retained earnings	21,714	2,583	24,297

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003

	As Previously Reported(1)	Restatement	As Restated
Net revenues	$581,221	$(622)	$580,599
Provision for doubtful accounts	20,033	(571)	19,462
Earnings (losses) before reorganization items and income taxes	15,389	(51)	15,338
Earnings (losses) before income taxes	15,389	(51)	15,338
Federal and state income tax (benefit) expense	6,751	(20)	6,731
Net earnings (losses)	8,638	(31)	8,607
Net earnings (losses) available for common stockholders	8,188	(31)	8,157
Net earnings per common share—basic	0.33	—	0.33
Net earnings per common share—diluted	0.32	—	0.32

As of December 31, 2004

	As Previously Reported(1)	Restatement	As Restated
Accounts receivable, net	$76,806	$(11,847)	$64,959
Reorganization value in excess of value of identifiable assets—goodwill	668,347	23,807	692,154
Accrued expenses and other current liabilities	14,808	7,668	22,476
Deferred revenue	10,335	3,640	13,975
Deferred tax liabilities	50,049	277	50,326
Retained earnings	59,481	376	59,857

For the Year Ended December 31, 2004

	As Previously Reported(1)	Restatement	As Restated
Net revenues	$534,503	$826	$535,329
Provision for doubtful accounts	15,214	4,400	19,614
Earnings (losses) before reorganization items and income taxes	67,148	(3,574)	63,574
Earnings (losses) before income taxes	67,148	(3,574)	63,574
Federal and state income tax (benefit) expense	28,931	(1,367)	27,564
Cumulative change in accounting principle
Net earnings (losses)	38,217	(2,207)	36,010
Net earnings (losses) available for common stockholders	37,767	(2,207)	35,560
Net earnings per common share—basic	1.50	(0.09)	1.41
Net earnings per common share—diluted	1.48	(0.09)	1.39

(1)	As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.