Form 10-Q
period 2005-03-31
ROTECH HEALTHCARE INC
filed 2005-07-14
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

As of June 30, 2005, the registrant had 25,376,995 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$64,823	$58,644
Accounts receivable, net	64,959	61,992
Other accounts receivable	1,172	783
Inventories	8,726	8,852
Prepaid expenses	4,794	3,178
Deferred tax asset	12,911	12,911

Total current assets	157,385	146,360
Property and equipment, net	129,403	130,825
Intangible assets	16,610	16,364
Other goodwill	11,256	19,967
Reorganization value in excess of value of identifiable assets—goodwill	692,154	692,154
Other assets	12,551	12,665

	$1,019,359	$1,018,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,463	$19,096
Accrued expenses and other current liabilities	22,476	23,686
Accrued interest	7,296	14,397
Dividends payable	900	—
Deferred revenue	13,975	8,737
Income taxes payable	2,805	3,010
Current portion of long-term debt	646	642

Total current liabilities	66,561	69,568
Deferred tax liabilities	50,326	48,295
Priority tax claim	5,707	5,711
Long-term debt, less current portion	329,525	329,365

Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 shares issued and outstanding at December 31, 2004 and March 31, 2005.	5,343	5,455
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,323,745 shares issued and outstanding at December 31, 2004 and 25,376,995 shares issued and outstanding at March 31, 2005	3	3
Additional paid-in capital	502,037	503,147
Retained earnings	59,857	56,791

Total stockholders’ equity	561,897	559,941

	$1,019,359	$1,018,335

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

	Three months ended March 31,
	2004	2005
	(As Restated, see Note 3)
Net revenues	$133,010	$123,253
Cost of net revenues
Product and supply costs	15,733	21,472
Patient service equipment depreciation	16,986	12,551

Total cost of net revenues	32,719	34,023

Gross profit	100,291	89,230
Costs and expenses:
Provision for doubtful accounts	4,313	4,718
Selling, general and administrative	71,431	81,675
Interest expense, net	9,119	7,842

Total costs and expenses	84,863	94,235

Earnings (loss) before income taxes	15,428	(5,005)
Federal and state income tax expense (benefit)	6,293	(2,052)

Net earnings (loss)	9,135	(2,953)
Accrued dividends on redeemable preferred stock	113	113

Net earnings (loss) available for common stockholders	$9,022	$(3,066)

Net earnings (loss) per common share—basic	$0.36	$(0.12)

Net earnings (loss) per common share—diluted	$0.35	$(0.12)

Weighted average shares outstanding—basic	25,042,029	25,341,449

Weighted average shares outstanding—diluted	25,518,109	25,341,449

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2004	2005
	(As Restated, see Note 3)
Net earnings (loss)	$9,135	$(2,953)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,313	4,718
Depreciation and amortization	20,420	17,041
Loss on disposal of fixed assets	127	12
Deferred income taxes	(13)	(2,031)
Changes in operating assets and liabilities:
Accounts receivable	(1,521)	(1,751)
Other receivables	(297)	389
Inventories	(678)	(82)
Prepaid expenses	350	1,616
Income taxes receivable	2,531	—
Other assets	665	(114)
Accounts payable and accrued expenses	(5,453)	81
Dividends payable	—	(900)
Accrued interest	6,865	7,101
Income taxes payable	5,016	205
Deferred revenue	144	(5,238)

Net cash provided by operating activities	41,604	18,094
Cash flows from investing activities:
Purchases of property and equipment, net	(11,956)	(16,087)
Business acquisitions	—	(9,135)

Net cash used by investing activities	(11,956)	(25,222)

Cash flows from financing activities:
Payments of long term borrowings	(25,000)	(110)
Changes in liabilities subject to compromise/priority tax claim	(8)	4
Payments of capital leases	—	(54)
Net proceeds from stock option exercises	—	1,109

Net cash (used) provided by financing activities	(25,008)	949

Increase (decrease) in cash and cash equivalents	4,640	(6,179)

Cash and cash equivalents, beginning of period	20,980	64,823

Cash and cash equivalents, end of period	$25,620	$58,644

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and transferred to Rotech Healthcare Inc. substantially all of its assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries), in a restructuring transaction. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our”, and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002.

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

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets, (Statement 153) an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary asset relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges that occur after June 15, 2005. The Company does not expect the adoption of Statement 153 to have an effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. The Company has re-considered the implementation of Statement 150 effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to the Company of no less than $100,000, each holder of Series A Preferred may convert their shares into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. The related Series A Preferred return has been classified as preferred dividends. The financial statement impact of the change in presentation of the Series A Preferred was not material for 2004.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46), and a revised interpretation of FIN 46 (FIN 46(R)) in December 2003, in an effort to expand upon existing accounting guidance that addresses when a company should consolidate the financial results of another entity. FIN No. 46 requires “variable interest entities,” as defined, to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed before February 1, 2003, the consolidation requirements of FIN 46(R) were effective as of March 31, 2004. The adoption of FIN 46(R) did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R (Statement 123R), Share Based Payment. This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. Statement 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. Statement 123R is effective for the first reporting year that begins after December 15, 2005.

As currently permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, the Company generally recognizes no compensation costs for employee stock options. The adoption of Statement 123R will have a negative impact on the Company’s results of operations; however, it will have no cash flow impact. The Company will adopt the provisions of Statement 123R effective January 1, 2006. The Company has not yet determined the specific dollar impact that the adoption of Statement 123R will have on its future results of operations.

(3)	Restatement

As part of the financial closing process for the three months ended March 31, 2005, the Company prepared a comprehensive analysis of historical cash collections experience related to its patient accounts receivable as of prior reporting periods. As a result of this analysis, the Company became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, the Company determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by the Company in calculating the required amount of allowances, and in the Company’s method to assess the overall reasonableness of its allowance estimates. This affected the financial results presented for comparative results for the three months ended March 31, 2004. The Company has now corrected the errors in its statistical model and in its overall reasonableness test of the allowances.

While investigating the allowance errors, the Company also determined that during the three months ended March 31, 2004, it had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable. The Company has corrected these errors and other insignificant errors.

The Company has also made corrections to account for the income tax effects of the corrections described above.

A summary of the unaudited effect of the restatement on the statement of operations for the three months ended March 31, 2004 is as follows (dollars in thousands):

	Three months ended March 31, 2004	Three months ended March 31, 2004
	(As Previously Reported)	(As Restated)
Net revenues	$134,011	$133,010
Provision for doubtful accounts	5,279	4,313
Earnings before income taxes	15,350	15,428
Federal and state income tax expense	6,306	6,293
Net earnings	9,044	9,135
Net earnings available for common stockholders	9,044	9,022

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2004 and 2005. Common equivalent shares totaling 487,500 and 869,381 for the three months ended March 31, 2004 and the three months ended March 31, 2005, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. All securities for the three months ended March 31, 2005 are anti-dilutive due to the Company’s net loss. In addition, during the three months ended March 31, 2004, inclusion of the Series A Preferred Stock on an “if converted” basis for the period it was outstanding would have been antidilutive and therefore was not reflected in the EPS computation. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

The reconciliations of net earnings (loss) available for common stockholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2004 and 2005 are as follows:

	Net Earnings (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2004:
Basic EPS:
Net earnings	$9,135
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	9,022	25,042,029	$0.36

Effect of dilutive securities
Options to purchase common stock		476,080
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net earnings	$9,022	25,518,109	$0.35

For the Three Months Ended March 31, 2005:
Basic EPS:
Net loss	$(2,953)
Accrued dividends on redeemable preferred stock	113

Net loss available for common stockholders	(3,066)	25,341,449	$(0.12)

Effect of dilutive securities
Options to purchase common stock		—
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net loss available for common stockholders	$(3,066)	25,341,449	$(0.12)

As permitted under FASB Statements No. 148 and 123, the Company has elected to follow Accounting Principles Board APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings and basic and diluted earnings per share would have been as follows:

	Three months ended March 31,
	2004	2005
Net earnings (loss):
As reported	$9,135	$(2,953)
Less: Statement 123 pro forma compensation expense, net of tax	(323)	(361)

Pro forma earnings (loss)	$8,812	$(3,314)

	Three months ended March 31,
	2004	2005
Basic net earnings available for common stockholders per share:
As reported	$0.36	$(0.12)
Pro forma earnings (loss)	$0.35	$(0.13)
Diluted net earnings available for common stockholders per share:
As reported	$0.35	$(0.12)
Pro forma earnings (loss)	$0.34	$(0.13)

Options to purchase approximately 3,300,000 shares of common stock at prices ranging from $14.55 to $24.95 per share were outstanding as of March 31, 2004 and options to purchase approximately 3,103,625 shares of common stock at prices ranging from $14.55 to $27.55 per share were outstanding as of March 31, 2005.

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

(5)	Acquisitions

During the three-month period ending March 31, 2005, the Company acquired three complementary businesses for an aggregate total cost of $10,897, of which $9,135 was paid in cash and $1,762 is payable to the sellers and included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of March 31, 2005. Subsequent to March 31, 2005, the Company acquired two additional business entities for an aggregate cost of 10,800. Management considers these acquisitions complementary to the Company’s present core businesses.

The three businesses acquired during the three-month period ending March 31, 2005 and the dates of acquisition are set forth below:

Summit Medical	February 11, 2005
CareMed	March 24, 2005
Orion	March 30, 2005

The acquisitions of the three entities were accounted for using the purchase method of accounting. The results of the operations of the acquired businesses are included in the condensed consolidated financial statements from the purchase date. The Company allocated the purchase prices to the following assets and liabilities in these acquisitions:

Property and equipment	$2,142
Inventory	44
Goodwill	8,711

Total Assets Acquired	10,897
Liabilities Assumed and Paid	1,626

Net Assets Acquired	$9,271

Pro forma results of operations reflecting the 2005 acquisitions as if they had occurred at the beginning of the period have not been presented since the amounts are immaterial to the Company.

The Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including pre-acquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must wait for resolution or final measurement of contingencies and valuation estimates during the allocation period, which does not exceed one year from the date of acquisition. The Company is currently waiting for final measurement of the fair value of property and equipment and inventory. In addition, each acquisition resulted in several non-compete agreements which have not been recognized apart from goodwill as the Company has not determined the fair value of these agreements yet. The effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded. After the allocation period, such resolution or final measurement is recognized in the determination of net earnings.

(6)	Restructuring Accruals

The Company implemented certain restructuring activities during 2003 that included head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month period ended March 31, 2004 and March 31, 2005, there were no restructuring related charges recognized. During the three months ended March 31, 2004 and March 31, 2005, the Company paid $643 and $112 respectively in cash for restructuring related charges. As of March 31, 2004 and March 31, 2005, the Company had approximately $1,033 and $248 recorded in accrued expenses related to restructuring charges. The restructuring related charges are included in selling, distribution and administrative expenses in the condensed consolidated statements of operations.

(7)	Goodwill and Other Intangible Assets

For impairment testing purposes, the Company has determined that it has one reporting unit in the distribution business. Management further has determined that the reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter, unless indicators of impairment are present and suggest earlier testing is warranted.

The following table reflects the components of other identifiable intangible assets:

	December 31, 2004		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer/physician relationship	$12,000	$1,650	$12,000	$1,800
Computer software	5,000	916	5,000	1,000
Other	1,004	828	1,004	840

Subtotal	18,004	3,394	18,004	3,640
Non-amortizable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$20,004	$3,394	$20,004	$3,640

Amortization expense for the three months ended March 31, 2004 and March 31, 2005 was approximately $336 and $246, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2005	$984
2006	984
2007	964
2008	944
2009	943

(8)	Segment Data

The Company has determined that it has one reportable segment because all distribution locations have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The accounting policies of the reporting segment are those discussed in the Company’s consolidated financial statements included in its Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

	Three months ended March 31,
	2004	2005
Respiratory therapy equipment and services	$115,259	$108,840
Durable medical equipment	16,295	13,174
Other health care products	1,456	1,239

	$133,010	$123,253

(9)	Other Commitments and Contingencies

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

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Note 12, “Significant Events.” In the opinion of management there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations.

(10)	Certain Significant Risks and Uncertainties and Government Regulations

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 72.0% and 69.0% of the Company’s patient revenue for the three months ended March 31, 2004 and March 31, 2005, respectively.

Medicare Laws and Regulations. The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment, or HME, and other non-HME services to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations are applied to particular products and services by CMS and its carriers through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our results of operations.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA. The MMA significantly changes how Medicare Part B pays for our products, including HME items, such as oxygen, oxygen equipment and nebulizers, as well as inhalation drugs dispensed through nebulizers, in the following ways:

(1) Reductions and Payment Freeze for HME. Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME are set at the 2003 level and, therefore, are “frozen,” unless the item becomes subject to further reductions based on Federal Employee Health Benefits Program median payment amounts (as described below), or is subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were reduced based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

The fee schedule amounts for oxygen and oxygen equipment were also to be reduced based on this calculation as of January 1, 2005. The OIG did not publish its final report comparing 2002 FEHBP median payment amounts and Medicare payment amounts for home oxygen equipment until March 30, 2005. On the same day, CMS published 2005 payment amounts for home oxygen equipment, which were calculated using the information in the March 2005 OIG report, and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts.

The OIG published two reports comparing 2002 FEHBP median payments for oxygen equipment with 2002 Medicare payments. In September 2004, the OIG published a report entitled “Medicare Payment Rates for Home Oxygen Equipment” which summarized the OIG’s survey of FEHBP prices for oxygen equipment and found that the median 2002 prices were considerably lower than Medicare payments for those items. According to the September 2004 report, the 2002 median FEHBP payments for five oxygen codes showed that the FEHBP median payments for stationary home oxygen equipment were approximately 15.5% less than Medicare payments for stationary home oxygen equipment and approximately 11.3% less than Medicare payments for portable home oxygen equipment. On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice stated that CMS was informed by the OIG that it needed to collect additional information before the FEHBP median prices for oxygen could be finalized. On March 30, 2005, the OIG published a second report entitled “Medicare and FEHB Payment Rates for Home Oxygen Equipment.” According to the March 2005 report, in 2002 FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. This report supersedes the September 2004 report, which, as described above, had found greater differences between FEHBP and Medicare payment rates. The OIG stated that the revisions to its findings were made in response to questions that were raised about the inclusion of oxygen contents for stationary and portable equipment in the FEHBP payment amounts used in the initial report. We cannot predict the outcome of any future rulemaking by CMS. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profitability and results of operations.

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

(3) Reduction in Payments for Inhalation Drugs. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. Beginning in 2006, payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. Third quarter 2004 data was used to calculate the ASP payment amounts for the first quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. We cannot predict whether manufacturers’ quarterly data submissions will result in further reductions in payment amounts and what impact such payment reductions would have on our results of operations in 2005 and beyond. The ASP payment amounts for the first three quarters of 2005 for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.065 for the first quarter of 2005, $0.090 for the second quarter of 2005 and $0.066 for the third quarter of 2005. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.287 for the first quarter of 2005, $0.202 for the second quarter of 2005 and $0.184 for the third quarter of 2005. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. In the FY 2005 physician fee schedule final rule setting the ASP payment amounts and the dispensing fees, CMS noted that there may have been differences in surveyed costs and services between the GAO survey and other survey data submitted by commenters, including the American Association for Homecare. CMS indicated its intent to explore further the variability in costs of furnishing inhalation drugs and the services being provided before making any determination with respect to an appropriate dispensing fee, if any, after 2005, and that the agency intends to proceed through notice and comment rulemaking in order to establish a new dispensing fee, if any, for 2006. We cannot predict the outcome of any future rulemaking by CMS. If the dispensing fees are reduced or eliminated in 2006 or beyond, this could have a material adverse effect on our revenues, profitability and results of operations.

For the quarter ended March 31, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 10.0% of our recorded revenues. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

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

Pharmacy Licensing and Registration. State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state and that companies delivering pharmaceuticals into a particular state be licensed to do so in that state. Most states, and the Federal Food and Drug Administration (FDA), adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in the practice of pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies. However, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times; however, as licenses may lapse and laws may change or be misinterpreted or overlooked. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more like those of a manufacturer or if FDA determines that the public health is at risk. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act, the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, the FDA imposes rigorous regulations on medical gas distributors under its current Good Manufacturing Practice requirements. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of our pharmacists provide compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. While the FDA asserts that it has jurisdiction over pharmacy compounding, to the extent that compounding practices are considered to be within the practice of pharmacy, however, these activities are regulated primarily under state law. In May 2002, FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. If FDA determines that our compounding activities are more consistent with the activities of a drug manufacturer, FDA could require us to discontinue those activities and we could be subject to enforcement action.

Anti-Kickback Statute/Stark. The Company’s operations are subject to a variety of federal, state and local laws and regulations, including, without limitation, federal Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback Statute”) and the federal Ethics in Patient Referral Act of 1989 (Stark I) as amended by the Omnibus Budget and Reconciliation Act of 1993 (Stark II and together with Stark I, “Stark”) which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, in return for the referral of federal health care program patients, including Medicare and Medicaid patients, or the furnishing, recommending or arranging for products or services covered by federal health care programs. Stark prohibits, with limited exceptions, a physician from referring Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician, or a member of the physician’s immediate family, has a financial relationship. Stark also prohibits the submission of a claim to Medicare or Medicaid by the entity for designated health services furnished pursuant to a prohibited referral. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute, some of which apply to all health care goods or services regardless of whether the source of payment is governmental or private, with which the Company must comply. Other health care laws applicable to and regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

•	False Claims—The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act also includes a number of “whistleblower” provisions that allow private individuals to bring actions on behalf of the government alleging violations of the False Claims Act. Violations of the False Claims Act may result in treble damages, civil monetary penalties, and exclusion from the Medicare and Medicaid programs. A number of other federal statutes give rise to criminal penalties (including fines and imprisonment) for individuals or entities that present false or fraudulent claims or documentation in connection with the delivery of or payment for health care benefits, items or services to the government.

•	Regulatory Requirement Deficiencies—In the ordinary course of business, health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility’s license.

•	Changes in laws and regulations—Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

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

While the Company believes it complies in all material respects with all applicable regulatory requirements, we cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on the Company.

The Company is also subject to general and professional liability and related claims, which arise in the normal course of business and which could have a significant effect on the Company. As a result, the Company maintains occurrence based professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the establishment of regulatory standards addressing the electronic exchange of health information, standards for the privacy and security of health information and standards for assigning unique health identifiers to health care providers. Sanctions for failure to comply with HIPAA standards include civil and criminal penalties.

Three standards have been promulgated under HIPAA with which we currently are required to comply. The Standards for Electronic Transactions require the use of standardized transactions and code sets for common health care transactions involving the exchange of certain types of information, including health care claims or equivalent encounter information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, health plan premium payments, and coordination of benefits. The Standards for Privacy of Individually Identifiable Information restricts use and disclosure of certain individually identifiable health information, called protected health information, or “PHI”. These Privacy Standards not only require our compliance with standards restricting the use and disclosure of PHI, but also require us to obtain satisfactory assurances that any business associate of ours who has access to our PHI similarly will safeguard such PHI. The Security Standards require us to implement certain security measures to protect electronic PHI. We believe that we are in compliance in all material respects with each of these HIPAA standards.

One other standard has been promulgated under HIPAA, although compliance with this standard is not yet required. CMS published a final rule covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We are required to comply with this standard by May 23, 2007. We have evaluated this rule to determine the effects of the rule on our business, and we believe that we will have taken the appropriate steps to ensure that we will comply with this standard in all material respects by the compliance deadline.

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

(11)	Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2004	March 31, 2005
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through 2007, secured by equipment	$500	$446
Senior secured term loan; $109 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	42,671	42,561
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	330,171	330,007
Less current portion	646	642

Total long-term debt	$329,525	$329,365

In addition to the above, as of March 31, 2005, the Company has a $75 million five-year revolving credit facility available. No debt was outstanding under this facility at March 31, 2005, however the Company has issued letters of credit totaling $10.0 million under this facility. On June 15, 2005, the Company obtained a waiver of any defaults and events of default that have arisen under its credit agreement due to the Company’s failure to timely deliver (i) its unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of the Company’s assets. Such defaults and events of default would have impacted the $42.6 million outstanding under the Company’s term loan and the $10.0 million in letters of credit issued under the Company’s revolving credit facility.

(12)	Significant Events

Due to the nature of the Company’s business, the Company is involved from time to time in lawsuits that arise in the ordinary course of its business. The Company does not believe that any lawsuit that it (or its predecessor) is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas in 2003, 2004 and 2005 on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information including information relating to Medicare and Medicaid billing, VA contracting, and the payment of bonuses to certain former employees during the Company’s bankruptcy in 2000-2002. The Company is cooperating fully with the investigation; however, the Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. In addition, the Company received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts and the Company has provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(13)	Supplemental Cash Flow Information

	Three months ended March 31,
	2004	2005
Cash payments for:
Interest	$1,166	$593
Income taxes paid (refunds)	$187	$(204)

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2004 and the notes thereto included in our Amended Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission. The following discussion of our financial condition and results of operations gives effect to the restatement described in Note 3 to the condensed consolidated financial statements for the three months ended March 31, 2004 included elsewhere in this Quarterly Report on Form 10-Q. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 475 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.7% and 88.3% of our net revenues for the three-months ended March 31, 2004 and three-months ended March 31, 2005, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 12.3% and 10.7% of net revenues for the three-months ended March 31, 2004 and the three-months ended March 31, 2005, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

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

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 72.0% and 69.0% of the Company’s patient revenue for the three months ended March 31, 2004 and March 31, 2005, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare reimbursement methodology and conditions for coverage for our products. These changes include a freeze in reimbursements for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards. The impact of competitive bidding, new clinical conditions and quality standards are uncertain at this time. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG.

The OIG did not publish its final report comparing 2002 FEHBP median payment amounts and Medicare payment amounts for home oxygen equipment until March 30, 2005. On the same day, CMS published 2005 payment amounts for home oxygen equipment, which were calculated using the information in the March 2005 OIG report, and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for home oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts. Beginning in the second fiscal quarter of 2005, we estimate that the new Medicare payment amounts will result in a payment reduction of 9% in reimbursement rates for home oxygen equipment provided by us to Medicare beneficiaries.

According to the March 2005 OIG report, in 2002 FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. This report supersedes a September 2004 OIG report, which had found 2002 FEHBP median payments to be approximately 15.5% less than Medicare payments for stationary equipment and approximately 11.3% less than Medicare payments for portable equipment. The OIG stated that the revisions to its findings were made in response to questions that were raised about the inclusion of oxygen contents for stationary and portable equipment in the FEHBP payment amounts used in the initial report. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. We estimate that the non-oxygen HME items subject to the Medicare price cuts will account for approximately 2% of our recorded revenues in 2005 on an annualized basis. Furthermore, we estimate that the reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the March 2005 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) will result in an aggregate reduction in our 2005 recorded revenues in the range of approximately $16.5 million to $20 million on an annualized basis.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended March 31, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 10% of our recorded revenues. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, payments for drugs delivered through nebulizer equipment are based on 106% of average sales price, or ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our results of operations. The ASP payment amounts for the first three quarters of 2005 for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.065 for the first quarter of 2005, $0.090 for the second quarter of 2005 and $0.066 for the third quarter of 2005. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.287 for the first quarter of 2005, $0.202 for the second quarter of 2005 and $0.184 for the third quarter of 2005. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. These dispensing fees may be reduced or eliminated in 2006 or beyond, and such reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profitability and results of operations. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2005, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profitability and results of operations.

The following table shows our results of operations for the three months ended March 31, 2004 and March 31, 2005.

	Three months ended March 31,
	2004	2005
Net revenues	$133,010	$123,253
Cost of net revenues
Product and supply costs	15,733	21,472
Patient service equipment depreciation	16,986	12,551

Total cost of net revenues	32,719	34,023

Gross profit	100,291	89,230
Costs and expenses:
Provision for doubtful accounts	4,313	4,718
Selling, general and administrative	67,997	77,186
Depreciation and amortization	3,434	4,489
Interest expense, net	9,119	7,842

Total costs and expenses	84,863	94,235

Earnings (loss) before income taxes	15,428	(5,005)
Federal and state income tax expense (benefit)	6,293	(2,052)

Net earnings (loss)	9,135	(2,953)
Accrued dividends on redeemable preferred stock	113	113

Net earnings (loss) available for common stockholders	$9,022	$(3,066)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2004 and March 31, 2005.

	Three months ended March 31,
	2004	2005
Net revenues	100.0%	100.0%
Cost of net revenues
Product and supply costs	11.8%	17.4%
Patient service equipment depreciation	12.8%	10.2%

Total cost of net revenues	24.6%	27.6%

Gross profit	75.4%	72.4%
Costs and expenses:
Provision for doubtful accounts	3.2%	3.8%
Selling, general and administrative	51.1%	62.7%
Depreciation and amortization	2.6%	3.6%
Interest expense, net	6.9%	6.4%

Total costs and expenses	63.8%	76.5%

Earnings (loss) before income taxes	11.6%	(4.1)%
Federal and state income tax expense (benefit)	4.7%	(1.7)%

Net earnings (loss)	6.9%	(2.4)%

Accrued dividends on redeemable preferred stock	0.1%	0.1%

Net earnings (loss) available for common stockholders	6.8%	(2.5)%

Results of Operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004

Total net revenues for the three months ended March 31, 2005 were $123.3 million as compared to $133.0 million for the comparable period in 2004. The decrease in revenue is primarily attributable to reductions in reimbursement rates for Medicare Part B drugs, reductions in reimbursement for HME equipment subject to FEHBP provisions and an increase in contractual allowances.

Cost of net revenues for the three months ended March 31, 2005 increased $1.3 million, or 3.9%, to $34.0 million, from the comparable period in 2004. The increase in cost of net revenues is primarily attributed to an increase in product and supply costs of $5.7 million offset by a decrease in patient service equipment depreciation of $4.4 million. Cost of net revenues as a percentage of net revenue was 27.6% for the three months ended March 31, 2005 as compared to 24.6 % for the comparable period in 2004. Our product and supply costs, net of vendor rebates, increased during the three months ended March 31, 2005 due to changes in product mix and increases in drug costs.

The provision for doubtful accounts for the three months ended March 31, 2005 increased $0.4 million or 9.4% from the comparable period in 2004 to $4.7 million. The provision for doubtful accounts as a percentage of net revenue increased to 3.8% for the three months ended March 31, 2005 as compared to 3.2% from the comparable period in 2004. The increase is primarily attributable to our updated reserve percentages by aging class of patient accounts receivable, partially offset by lower revenue in the first fiscal quarter of 2005 as compared to the same period in 2004.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $9.2 million, or 13.5%, to $77.2 million, from the comparable period in 2004. The increase in selling, general and administrative expenses resulted primarily from the rollout of our announced growth strategy. Consulting fees, higher commissions and new promotion materials represented $6.5 million of the increase. A growing workforce in support of the strategy contributed another $1.5 million of the increase and finally, miscellaneous other support fees make up the remaining increase. Selling, general and administrative expenses as a percentage of net revenues increased to 62.7% for the three months ended March 31, 2005 from 51.1% for the three months ended March 31, 2004. This is a function of the reduction in net revenues resulting from reduced reimbursement rates for Medicare Part B drugs, the FEHBP reductions and the related expense increases from our previously announced growth strategy.

Depreciation and amortization for the three months ended March 31, 2005 increased $1.1 million to $4.5 million. Depreciation and amortization as a percentage of revenue increased to 3.6% as compared to 2.6% for the comparable period in 2004. This increase is primarily attributable to an increase in capital purchases of non-patient service equipment.

Interest expense for the three months ended March 31, 2005 decreased $1.3 million from the comparable period in 2004. The decrease is primarily attributable to the repayment of approximately $25.3 million of long-term bank debt over the past twelve months as well as the repurchase, in August 2004, of $13.0 million of our 9.5% senior subordinated notes due 2012.

Federal and state income taxes for the three months ended March 31, 2005 decreased to a benefit of $2.1 million from an expense of $6.3 million from the comparable period in 2004. The decrease in federal and state income taxes was primarily due to the decrease in pre-tax income for the three-month period ended March 31, 2005.

For the three months ended March 31, 2005, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $19.9 million as compared to $45.0 million for the three months ended March 31, 2004. Set forth below is a comparable reconciliation of our net earnings (loss) to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three months ended March 31,
	2004	2005
Net earnings (loss)	$9,135	$(2,953)
Income tax expense (benefit)	6,293	(2,052)
Interest expense, net	9,119	7,842
Depreciation and amortization	20,420	17,040

EBITDA	$44,967	$19,877

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

Inflation and Seasonality

Management believes that there was no material effect on the Company’s operations or the financial condition as a result of inflation for the three months ended March 31, 2005. Management also believes that the Company’s business is not seasonal.

Liquidity and capital resources

Net cash provided by operating activities was $18.1 million for the three months ended March 31, 2005, as compared to $41.6 million for the same period in 2004.

Accounts receivable before allowance for doubtful accounts decreased $3.6 million from $74.2 million at December 31, 2004 to $70.6 million at March 31, 2005. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 45.3 days at March 31, 2005 compared to 41.9 days at December 31, 2004. The increase in days sales outstanding for the fiscal quarter ended March 31, 2005 is primarily attributable to the reduction in net revenue during the period.

Included in accounts receivable are earned but unbilled receivables of $26.0 million at March 31, 2005 and $21.1 million at December 31, 2004. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement. Final payment under these programs is subject to administrative review and audit, and management currently makes provisions for any adjustments which may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms. Management closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information management believes to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment, bad debt, and collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as allowances for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Net cash used in investing activities was $25.2 million for the three months ended March 31, 2005 as compared to $12.0 million for the three months ended March 31, 2004. Activity in the three months ended March 31, 2005 included investment in capital equipment of $16.1 million and acquisition of new businesses of $9.1 million.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. Additionally, included in this facility is the issuance of $10.0 million in stand by letters of credit. As of December 31, 2004 and March 31, 2005, we had not drawn upon the revolving credit facility.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of either the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance. As of December 31, 2004 and March 31, 2005, we had balances of $42.7 and $42.6 million outstanding, respectively

•	an aggregate principal amount of $300 million of 9 ½% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 ½% is payable semi-annually in arrears on April 1 and October 1 of each year. As of December 31, 2004 and March 31, 2005, we had a balance of $287 million outstanding.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. On June 15, 2005, we obtained a waiver of any defaults and events of default that have arisen under our credit agreement due to our failure to timely deliver (i) our unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of our assets.

Accrued interest on our borrowings was $6.8 million and $13.8 million at December 31, 2004 and March 31, 2005, respectively. During the three months ended March 31, 2005, we made our regularly scheduled principal payments with respect to the term loan in the aggregate amount of approximately $0.1 million. At March 31, 2005, the outstanding balance on our term loan was $42.6 million, which bore interest at the rate of 6.1% per annum.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the three-month periods ended March 31, 2004 and March 31, 2005, our capital expenditures were $12.0 million and $16.1 million respectively, representing 9.0% and 13.1% of our net revenues for each period, respectively.

In addition, we have acquired businesses during the three-month period ended March 31, 2005 for an aggregate purchase price of $10.9 million, of which $9.1 was paid in cash as of March 31, 2005. There were no acquisitions during the comparable period in 2004.

We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Our capital and debt structure was determined upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. We expect to review our capital and debt structure during 2005. This review will include, but not be limited to, consideration of a primary and/or secondary stock offering and a restructuring of our debt. We have no present plans to take any of such actions, and any decisions will necessarily depend upon market and business conditions at the applicable time. In addition, we intend to apply to list our common stock for trading on the NASDAQ National Market as soon as practicable during 2005. However, there can be no assurance that we will receive approval to list our common stock with the NASDAQ National Market in any particular time frame or at all.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no material changes with respect to contractual obligations as presented in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services we render to patients covered by these programs may be less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (retrospectively determined). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms. We closely monitor our historical contractual adjustment, bad debt, and collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment, bad debt, and collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

As part of the financial closing process for the three months ended March 31, 2005, we prepared a comprehensive analysis of historical cash collections experience related to our patient accounts receivable. As a result of this analysis, we updated our statistical model used to project our future patient receivables losses to be reflective of our most current actual cash received and loss data, and adjusted the accounts receivable allowance accounts to align the allowance account balances with the “at risk” portion of accounts receivable.

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting.

Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 states that goodwill and intangible assets with indefinite useful lives are not to be amortized, but instead be tested for impairment at least annually. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting Statement 142, goodwill and a substantial amount of our intangible assets are no longer amortized. Pursuant to Statement 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment. We perform our annual impairment testing during the fourth quarter of each year. For 2004, we concluded that there was no impairment of successor company goodwill or intangibles.

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

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indications of impairment may include a change in the use of the software, a change in the expected manner the software is used, or the cost to develop or modify the internal use software exceeds the expected benefits. Management does not believe any impairment of our capitalized software existed at March 31, 2005.

Income Taxes

We account for income taxes under the asset and liability approach required by FASB Statement No. 109, Accounting for Income Taxes (Statement 109). For periods prior to March 31, 2002, under Statement 109, the current and deferred tax expense was allocated among the members of the Integrated Health Services, Inc. controlled corporate group, including our predecessor.

Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

At March 31, 2005, we had available federal net operating loss carryforwards of approximately $56 million, which expire in 2024.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs established by the Company; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Government Regulations” in Note 10 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q; uncertainty whether our common stock will be approved for trading on the NASDAQ National Market and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” contained in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these variable debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our predecessor to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of March 31, 2005, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $10.0 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $42.6 million is outstanding as of March 31, 2005), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2005 through December 31, 2005.

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Form10-Q, our management, with the participation of our principal executive officer and principal financial officer carried out a evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of material weaknesses in internal controls over financial reporting discussed below, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

While investigating the allowance errors, we also determined that, since April 1, 2002 through 2004, we had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable.

To address the errors discovered as a part of this process, as described in our Form 8-K filed with the Securities and Exchange Commission on June 9, 2005, we have restated the financial statements for the periods covered in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

We made the changes noted above during our financial close for our first quarter of fiscal year 2005 to enhance the internal control over financial reporting of accounts receivable and the related allowance accounts, net revenues, and provisions for bad debts and contractual adjustments. Other than these changes, we made no changes during the first quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Significant Events” in Note 12 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

ROTECH HEALTHCARE INC.

Dated: July 14, 2005	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated: July 14, 2005	By:	/s/ BARRY E. STEWART
Barry E. Stewart Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.