Form 10-Q
period 2005-06-30
ROTECH HEALTHCARE INC
filed 2005-08-15
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, the registrant had 25,376,995 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$64,823	$33,228
Accounts receivable, net	64,959	68,444
Other accounts receivable	1,172	1,953
Inventories	8,726	9,587
Prepaid expenses	4,794	4,298
Deferred tax asset	12,911	12,911

Total current assets	157,385	130,421
Property and equipment, net	129,403	143,210
Intangible assets, net	16,610	16,765
Other goodwill	11,256	27,060
Reorganization value in excess of value of identifiable assets—goodwill	692,154	692,154
Other assets	12,551	11,783

	$1,019,359	$1,021,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,463	$22,618
Accrued expenses and other current liabilities	22,476	28,727
Accrued interest	7,296	7,291
Dividends payable	900	—
Deferred revenue	13,975	9,446
Income taxes payable	2,805	2,957
Current portion of long-term debt	646	645

Total current liabilities	66,561	71,684
Deferred tax liabilities	50,326	49,024
Priority tax claim	5,707	4,857
Long-term debt, less current portion	329,525	329,191

Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 shares issued and outstanding at December 31, 2004 and June 30, 2005.	5,343	5,568
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,323,745 shares issued and outstanding at December 31, 2004 and 25,376,995 shares issued and outstanding at June 30, 2005	3	3
Additional paid-in capital	502,037	503,311
Retained earnings	59,857	57,755

Total stockholders’ equity	561,897	561,069

	$1,019,359	$1,021,393

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(As restated, see Note 3)		(As restated, see Note 3)
Net revenues	$135,526	$133,043	$268,536	$256,296
Cost of net revenues
Product and supply costs	17,583	23,600	33,316	45,073
Patient service equipment depreciation	16,156	12,148	33,142	24,699

Total cost of net revenues	33,739	35,748	66,458	69,772

Gross profit	101,787	97,295	202,078	186,524
Costs and expenses:
Provision for doubtful accounts	1,800	4,334	6,113	9,052
Selling, general and administrative	70,163	83,188	141,594	164,863
Interest expense, net	8,280	7,946	17,399	15,788

Total costs and expenses	80,243	95,468	165,106	189,703

Earnings (loss) before income taxes	21,544	1,827	36,972	(3,179)
Federal and state income tax expense (benefit)	8,682	750	14,975	(1,302)

Net earnings (loss)	12,862	1,077	21,997	(1,877)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net earnings (loss) available for common stockholders	$12,749	$964	$21,772	$(2,102)

Net earnings (loss) per common share—basic	$0.51	$0.04	$0.87	$(0.08)

Net earnings (loss) per common share—diluted	$0.49	$0.04	$0.85	$(0.08)

Weighted average shares outstanding—basic	25,082,338	25,376,995	25,062,183	25,359,320

Weighted average shares outstanding—diluted	25,805,129	25,947,916	25,661,056	25,359,320

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30, 2004	Three months ended June 30, 2005	Six months ended June 30, 2004	Six months ended June 30, 2005
	(As restated, see Note 3)		(As restated, see Note 3)
Net earnings (loss)	$12,862	$1,077	$21,997	$(1,877)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,800	4,334	6,113	9,052
Depreciation and amortization	19,697	16,648	40,115	33,688
Deferred income taxes	1,462	729	1,449	(1,302)
Changes in operating assets and liabilities:
Accounts receivable	1,663	(10,786)	142	(12,537)
Other receivables	366	(1,170)	69	(781)
Inventories	433	(665)	(245)	(747)
Prepaid expenses	(228)	(1,120)	121	496
Income taxes receivable	—	—	2,531	—
Other assets	551	882	1,216	768
Accounts payable and accrued expenses	(10,637)	3,694	(18,252)	2,965
Dividends payable	—	—	—	(900)
Accrued interest	(7,599)	(7,106)	(734)	(5)
Income taxes payable	6,103	(53)	11,119	152
Deferred revenue	(368)	709	(224)	(4,529)

Net cash provided by operating activities	26,105	7,173	65,417	24,443

Cash flows from investing activities:
Purchases of property and equipment	(13,260)	(24,202)	(22,924)	(39,465)
Business acquisitions	—	(7,527)	—	(16,662)

Net cash used in investing activities	(13,260)	(31,729)	(22,924)	(56,127)

Cash flows from financing activities:
Payments of long term borrowings	(110)	(171)	(25,110)	(335)
Payments of priority tax claim	(1,253)	(854)	(1,261)	(850)
Net proceeds from stock option exercises	2,662	165	2,662	1,274

Net cash provided by (used in) financing activities	1,299	(860)	(23,709)	89

Increase (decrease) in cash and cash equivalents	14,144	(25,416)	18,784	(31,595)

Cash and cash equivalents, beginning of period	25,620	58,644	20,980	64,823

Cash and cash equivalents, end of period	$39,764	$33,228	$39,764	$33,228

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

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

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

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections –a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement 154). This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle and replaces the requirement of APB 20 that changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement 154 to have an effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, (Statement 153) an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. If the future cash flows of the entity are not expected to change significantly as a result of the transaction, then the exchange shall be measured based on the recorded amount of the nonmonetary asset relinquished, rather than on the fair values of the exchanged assets. The statement is effective for nonmonetary asset exchanges that occur after June 15, 2005. The adoption of Statement 153 did not have an effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. After further evaluation of Statement 150, the Company has re-considered the implementation of this Statement effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to the Company of no less than $100,000, each holder of Series A Preferred may convert their shares into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. The related Series A Preferred return has been classified as preferred dividends. The financial statement impact of the change in presentation of the Series A Preferred was not material for 2004.

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

In December 2004, the FASB issued Statement No. 123R (Statement 123R), Share Based Payment. This statement replaces Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of Statement 123R was initially required as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Securities and Exchange Commission subsequently amended Rule 4-01(a) of Regulation S-X to amend the required compliance date for Statement 123R to the first interim or annual reporting period for the fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt the statement January 1, 2006. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had Statement 123R been adopted in prior periods, the effect would have approximated the Statement 123 proforma disclosures presented in Note 4.

(3)	Restatement

As previously reported, as part of the financial closing process for the three months ended March 31, 2005, the Company prepared a comprehensive analysis of historical cash collections experience related to its patient accounts receivable as of prior reporting periods. As a result of this analysis, the Company became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, the Company determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by the Company in calculating the required amount of allowances, and in the Company’s method to assess the overall reasonableness of its allowance estimates. This affected the financial results presented for comparative purposes for the three and six months ended June 30, 2004. The Company has now corrected the errors in its statistical model and in its overall reasonableness test of the allowances.

While investigating the allowance errors, the Company also determined that during the three and six months ended June 30, 2004, it had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable. The Company has corrected these errors and other insignificant errors.

The Company has also made corrections to account for the income tax effects of the corrections described above.

A summary of the unaudited effect of the restatement on the statements of operations for the three and six months ended June 30, 2004 is as follows (dollars in thousands):

	Three months ended June 30, 2004		Six months ended June 30, 2004
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Net revenues	$133,400	$135,526	$267,411	$268,536
Provision for doubtful accounts	3,497	1,800	8,776	6,113
Earnings before income taxes	17,609	21,544	32,959	36,972
Federal and state income tax expense	7,220	8,682	13,526	14,975
Net earnings	10,389	12,862	19,433	21,997
Net earnings available for common stockholders	10,389	12,749	19,433	21,772
Net earnings per common share – basic	0.41	0.51	0.77	0.87
Net earnings per common share – diluted	0.40	0.49	0.75	0.85

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months and six months ended June 30, 2004 and 2005. Common equivalent shares totaling 317,500 and 497,500 for the three months and six months ended June 30, 2004, respectively, and 244,824 and 840,363 for the three months and six months ended June 30, 2005, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. All securities for the six months ended June 30, 2005 are anti-dilutive due to the Company’s net loss. In addition, during the three month and six month periods ended June 30, 2004 and June 30, 2005, inclusion of the Series A Preferred Stock on an “if converted” basis for the period it was outstanding would have been anti-dilutive and therefore is not reflected in the EPS computation. The Company uses the treasury stock method to compute the dilutive effects of outstanding options.

The reconciliations of net earnings (loss) available for common stockholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2005 are as follows:

	Net Earnings (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2004:
Basic EPS:
Net earnings	$12,862
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	12,749	25,082,338	$0.51

Effect of dilutive securities
Options to purchase common stock	—	722,791
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net earnings available for common stockholders	$12,749	25,805,129	$0.49

For the Three Months Ended June 30, 2005:
Basic EPS:
Net earnings	$1,077
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	964	25,376,995	$0.04

Effect of dilutive securities
Options to purchase common stock	—	570,921
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net earnings available for common stockholders	$964	25,947,916	$0.04

For the Six Months Ended June 30, 2004:
Basic EPS:
Net earnings	$21,997
Accrued dividends on redeemable preferred stock	225

Net earnings available for common stockholders	21,772	25,062,183	$0.87

Effect of dilutive securities
Options to purchase common stock	—	598,873
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net earnings available for common stockholders	$21,772	25,661,056	$0.85

For the Six Months Ended June 30, 2005:
Basic EPS:
Net loss	$(1,877)
Accrued dividends on redeemable preferred stock	225

Net loss available for common stockholders	(2,102)	25,359,320	$(0.08)

Effect of dilutive securities
Options to purchase common stock	—	—
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net loss available for common stockholders	$(2,102)	25,359,320	$(0.08)

As permitted under FASB Statements No. 148 and 123, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock-based awards to employees in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings and basic and diluted earnings per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net earnings (loss):
As reported	$12,862	$1,077	$21,997	$(1,877)
Less: Statement 123 pro forma compensation expense, net of tax	319	382	645	743

Pro forma earnings (loss)	$12,543	$695	$21,352	$(2,620)

Basic net earnings available for common stockholders per share:
As reported	$0.51	$0.04	$0.87	$(0.08)
Pro forma earnings (loss)	$0.50	$0.02	$0.84	$(0.11)
Diluted net earnings available for common stockholders per share:
As reported	$0.49	$0.04	$0.85	$(0.08)
Pro forma earnings (loss)	$0.48	$0.02	$0.82	$(0.11)

Options to purchase approximately 3,106,750 shares of common stock at prices ranging from $14.55 to $27.55 per share were outstanding as of June 30, 2005 and options to purchase approximately 3,180,751 shares of common stock at prices ranging from $14.55 to $26.00 per share were outstanding as of June 30, 2004.

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

During the six month period ended June 30, 2005, the Company acquired five businesses for an aggregate total cost of $22,830, of which $16,662 was paid in cash with the remaining balance consisting of $5,712 deferred acquisition obligations included in accrued expenses and other current liabilities and deferred revenue of $456 recognized subsequent to the acquisition dates. Subsequent to June 30, 2005, the Company acquired one additional business entity for an aggregate cost of $2,400. Management considers these acquisitions complementary to the Company’s present core businesses.

The five businesses acquired during the six month period ended June 30, 2005 and the dates of acquisition are set forth below:

Summit Medical	February 11, 2005
CareMed	March 24, 2005
Orion	March 30, 2005
Georgia Extended Medical	May 20, 2005
Florida Medical Equipment	June 16, 2005

The acquisitions of these entities were accounted for using the purchase method of accounting. The results of the operations of the acquired businesses are included in the condensed consolidated financial statements from the purchase date. The Company allocated the purchase prices to the following assets in these acquisitions:

Property and equipment	$6,240
Intangible Assets	670
Inventory	116
Goodwill	15,804

Total Assets Acquired	$22,830

Pro forma results of operations reflecting the 2005 acquisitions as if they had occurred at the beginning of the period have not been presented since the amounts are immaterial to the Company.

The Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including pre-acquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must wait for resolution or final measurement of contingencies and valuation estimates during the allocation period, which does not exceed one year from the date of acquisition. The Company is currently waiting for final measurement of the fair value of property and equipment, intangible assets and inventory. The effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment primarily to the amount of goodwill recorded.

(6)	Restructuring Accruals

The Company implemented certain restructuring activities during 2003 that included head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month and six month periods ended June 30, 2004 and June 30, 2005, there were no restructuring related charges recognized. During the three and six month periods ended June 30, 2004, the Company paid $240 and $883, respectively, in cash for restructuring charges. The payments for the comparable periods in 2005 were $58 and $325, respectively. As of December 31, 2004 and June 30, 2005, the Company had approximately $516 and $190 recorded in accrued expenses related to restructuring charges, respectively. The restructuring related charges are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The following table reflects the components of other identifiable intangible assets:

	December 31, 2004		June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer/physician relationship	$12,000	$1,650	$12,000	$1,950
Computer software	5,000	916	5,000	1,083
Other	1,004	828	1,674	876

Subtotal	18,004	3,394	18,674	3,909
Non-amortizable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$20,004	$3,394	$20,674	$3,909

Amortization expense for the three months and six months ended June 30, 2004 was approximately $246 and $582, respectively, and amortization expense for the three months and six months ended June 30, 2005 was approximately $269 and $515, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2005	$1,074
2006	1,118
2007	1,099
2008	1,078
2009	1,077

(8)	Segment Data

The Company has determined that it has one reportable segment because all distribution locations have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The accounting policies of the reportable segment are those discussed in the Company’s consolidated financial statements included in its Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Respiratory therapy equipment and services	$118,099	$117,322	$233,215	$226,162
Durable medical equipment	15,970	14,393	32,405	27,568
Other health care products	1,457	1,328	2,916	2,566

	$135,526	$133,043	$268,536	$256,296

(9)	Other Commitments and Contingencies

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

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Note 12, “Significant Events.” In the opinion of management, there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position or results of operations.

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 71.5% and 69.1% of the Company’s patient revenue for the three months ended June 30, 2004 and June 30, 2005, respectively, and 71.0% and 69.1% for the six months ended June 30, 2004 and June 30, 2005, respectively.

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

(3) Reduction in Payments for Inhalation Drugs. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. On August 3, 2005, CMS announced that the agency is delaying implementation of the CAP program until at least July 2006. According to the interim final rule, inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP program. CMS further stated that the agency has no present plans to expand the CAP program to include drugs dispensed through nebulizers. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. Third quarter 2004 data was used to calculate the ASP payment amounts for the first quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. We cannot predict whether manufacturers’ quarterly data submissions will result in further reductions in payment amounts and what impact such payment reductions would have on our results of operations in 2005 and beyond. The ASP payment amounts for the first three quarters of 2005 for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.065 for the first quarter of 2005, $0.090 for the second quarter of 2005 and $0.066 for the third quarter of 2005. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.287 for the first quarter of 2005, $0.202 for the second quarter of 2005 and $0.184 for the third quarter of 2005. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. In the FY 2005 physician fee schedule final rule setting the ASP payment amounts and the dispensing fees, CMS noted that there may have been differences in surveyed costs and services between the GAO survey and other survey data submitted by commenters, including the American Association for Homecare. CMS indicated its intent to explore further the variability in costs of furnishing inhalation drugs and the services being provided before making any determination with respect to an appropriate dispensing fee, if any, after 2005, and that the agency intends to proceed through notice and comment rulemaking in order to establish a new dispensing fee, if any, for 2006. On August 1, 2005, CMS published the FY 2006 physician fee schedule proposed rule, in which the agency sought comments regarding an appropriate dispensing fee for inhalation drugs for 2006. CMS indicated that the agency intends to establish a dispensing fee for 2006 that adequately covers the cost of services that appropriately fall within the scope of a dispensing fee, and stated that it is likely that the 2006 dispensing fee amount will be lower than the 2005 dispensing fee. In the proposed rule, CMS also proposed to modify the methodology by which drug manufacturers calculate and report ASP data and the weighting methodology used by the agency in calculating ASP payment amounts based on the data provided by manufacturers. The final rule is expected to be published in fall 2005 and will take effect on January 1, 2006. We cannot predict the outcome of this proposed rule or any future rulemaking by CMS. If the dispensing fees are reduced or eliminated in 2006 or beyond, this could have a material adverse effect on our revenues, profitability and results of operations.

For the quarter ended June 30, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 13.0% of our recorded revenues. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are resulting in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

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

Pharmacy Licensing and Registration. State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state and that companies delivering pharmaceuticals into a particular state be licensed to do so in that state. Most states, and the Federal Food and Drug Administration (FDA), adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in the practice of pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more like those of a manufacturer or if FDA determines that the public health is at risk. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, the FDA imposes rigorous regulations on medical gas distributors under its current Good Manufacturing Practice requirements. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of our pharmacists provide compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. We have policies and procedures for compounding practices that we believe are consistent with state law requirements and the USP. Despite our efforts to comply with these standards, we may occasionally determine through subsequent testing that a preparation does not have acceptable strength, purity or sterility. In such a case, we may be required to dispose of the preparation, discontinue the preparation, stop distribution of the preparation or initiate a recall of the preparation. Although pharmacy compounding is typically considered to be within the practice of pharmacy and thus primarily regulated by state law, the FDA asserts that it has jurisdiction over pharmacy compounding. In May 2002, FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. FDA may inspect a pharmacy if it believes that the pharmacy is not complying with regulatory requirements or that it is engaged in activities prohibited by the FFDCA. On August 1, 2005, FDA initiated an inspection of our compounding pharmacy. The FDA completed its audit on August 12, 2005 and FDA, at the conclusion of the audit, presented the Company with an FDA Form 483 noting inspectional observations. The Company is currently preparing a response to these observations. We have cooperated with the FDA during the course of the inspection and will continue to cooperate regarding any required follow-up activities, however, there is no assurance that FDA will agree that we are not a drug manufacturer and that our operations are in compliance with all applicable regulatory requirements. If FDA determines that our compounding activities do not comply with regulatory requirements or are more consistent with those of a drug manufacturer, FDA could require us to discontinue those activities and we could be subject to enforcement action.

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

These provisions of HIPAA create criminal sanctions for situations that were previously handled exclusively through civil repayments of overpayments, off-sets and fines. While the Company believes it complies in all material respects with these HIPAA requirements, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of HIPAA and its implementing regulations. A violation could subject us to penalties, fines or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenue or profits.

The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

(11)	Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2004	June 30, 2005
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through 2007, secured by equipment	$500	$384
Senior secured term loan; $109 payable quarterly through June 30, 2007 with remainder due quarterly through June 30, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	42,671	42,452
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	330,171	329,836
Less current portion	646	645

Total long-term debt	$329,525	$329,191

In addition to the above, as of June 30, 2005, the Company has a $75 million five-year revolving credit facility available. No debt was outstanding under this facility at June 30, 2005, however the Company has issued letters of credit totaling $12.7 million under this facility. On June 15, 2005, the Company obtained a waiver of any defaults and events of default that have arisen under its credit agreement due to the Company’s failure to timely deliver (i) its unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of the Company’s assets. Such defaults and events of default would have impacted the $42.6 million outstanding under the Company’s term loan and the $10.0 million in letters of credit issued under the Company’s revolving credit facility at that time. In July 2005, we delivered such financial statements and other required documents in compliance with the terms of the waiver.

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

(13)	Supplemental Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Cash payments for:
Interest	$15,435	$14,872	$16,600	$15,466
Income taxes paid (refunds)	1,138	201	1,325	(3)
Noncash investing activities:
Purchases of property and equipment in excess of (less than) cash payments	(838)	451	1,470	1,275

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2004 and the notes thereto included in our Amended Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission. The following discussion of our financial condition and results of operations gives effect to the restatement for the three month and six month periods ended June 30, 2004 described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 475 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.1% and 88.2% of our net revenues for the three months ended June 30, 2004 and June 30, 2005, respectively, and 86.8% and 88.2% of net revenues for the six months ended June 30, 2004 and June 30, 2005, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 11.8% and 10.8% of net revenues for the three months ended June 30, 2004 and June 30, 2005, respectively, and 12.1% and 10.8% of net revenues for the six months ended June 30, 2004 and June 30, 2005, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

We have shifted our efforts away from operational turnaround to revenue growth and patient care. Accordingly, we have embarked upon a series of initiatives which include a restructured sales force with more time devoted to selling; a refocus of our clinical group towards patient care with continued expansion of our base of respiratory therapists; a new state of the art pharmacy responsible for dispensing and distributing all drug reorders; an acquisition program targeting small complementary businesses; a program to open a number of de novo branches; and a resource commitment to develop managed care business.

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 71.5% and 69.1% of the Company’s patient revenue for the three months ended June 30, 2004 and June 30, 2005, respectively, and 71.0% and 69.1% for the six months ended June 30, 2004 and June 30, 2005, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare reimbursement methodology and conditions for coverage for our products. These changes include a freeze in reimbursements for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards. The impact of competitive bidding, new clinical conditions and quality standards are uncertain at this time. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG.

The OIG did not publish its final report comparing 2002 FEHBP median payment amounts and Medicare payment amounts for home oxygen equipment until March 30, 2005. On the same day, CMS published 2005 payment amounts for home oxygen equipment, which were calculated using the information in the March 2005 OIG report, and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for home oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts. Beginning in the second fiscal quarter of 2005, we estimate that the new Medicare payment amounts have resulted in a payment reduction of 9% in reimbursement rates for home oxygen equipment provided by us to Medicare beneficiaries.

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

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended June 30, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 13.0% of our recorded revenues. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, payments for drugs delivered through nebulizer equipment are based on 106% of average sales price, or ASP. Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. On August 3, 2005, CMS announced that the agency is delaying implementation of the CAP program until at least July 2006. According to the interim final rule, inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP program. CMS further stated that the agency has no present plans to expand the CAP program to include drugs dispensed through nebulizers. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our results of operations. The ASP payment amounts for the first three quarters of 2005 for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.065 for the first quarter of 2005, $0.090 for the second quarter of 2005 and $0.066 for the third quarter of 2005. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.287 for the first quarter of 2005, $0.202 for the second quarter of 2005 and $0.184 for the third quarter of 2005. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. On August 1, 2005, CMS published the FY 2006 physician fee schedule proposed rule, in which the agency sought comments regarding an appropriate dispensing fee for inhalation drugs for 2006. CMS indicated that the agency intends to establish a dispensing fee for 2006 that adequately covers the cost of services that appropriately fall within the scope of a dispensing fee, and stated that it is likely that the 2006 dispensing fee amount will be lower than the 2005 dispensing fee. Dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profitability and results of operations. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2005, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profitability and results of operations.

The following table shows our results of operations for the three months and six months ended June 30, 2004 and June 30, 2005.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net revenues	$135,526	$133,043	$268,536	$256,296
Cost of net revenues
Product and supply costs	17,583	23,600	33,316	45,073
Patient service equipment depreciation	16,156	12,148	33,142	24,699

Total cost of net revenues	33,739	35,748	66,458	69,772

Gross profit	101,787	97,295	202,078	186,524
Costs and expenses:
Provision for doubtful accounts	1,800	4,334	6,113	9,052
Depreciation and amortization	3,541	4,500	6,973	8,989
Selling, general and administrative	66,622	78,688	134,621	155,874
Interest expense, net	8,280	7,946	17,399	15,788

Total costs and expenses	80,243	95,468	165,106	189,703

Earnings (loss) before income taxes	21,544	1,827	36,972	(3,179)
Federal and state income tax expense (benefit)	8,682	750	14,975	(1,302)

Net earnings (loss)	12,862	1,077	21,997	(1,877)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net earnings (loss) available for common stockholders	$12,749	$964	$21,772	$(2,102)

The following table shows our results of operations as a percentage of our net revenues for the three months and six months ended June 30, 2004 and June 30, 2005.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues
Product and supply costs	13.0%	17.7%	12.4%	17.6%
Patient service equipment depreciation	11.9%	9.1%	12.3%	9.6%

Total cost of net revenues	24.9%	26.8%	24.7%	27.2%

Gross profit	75.1%	73.2%	75.3%	72.8%
Costs and expenses:
Provision for doubtful accounts	1.3%	3.3%	2.3%	3.5%
Depreciation and amortization	2.6%	3.4%	2.6%	3.5%
Selling, general and administrative	49.2%	59.1%	50.1%	60.8%
Interest expense, net	6.1%	6.0%	6.5%	6.2%

Total costs and expenses	59.2%	71.8%	61.5%	74.0%

Earnings (loss) before income taxes	15.9%	1.4%	13.8%	(1.2)%
Federal and state income tax expense (benefit)	6.4%	0.6%	5.6%	(0.5)%

Net earnings (loss)	9.5%	0.8%	8.2%	(0.7)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net earnings (loss) available for common stockholders	9.4%	0.7%	8.1%	(0.8)%

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

Total net revenues for the three months ended June 30, 2005 were $133.0 million as compared to $135.5 million for the comparable period in 2004. The decrease in revenue is primarily attributable to reductions in reimbursement rates for Medicare Part B drugs, reductions in reimbursement for HME equipment subject to FEHBP provisions and a reduction in oxygen equipment reimbursement effective April 1, 2005 offset by an increase in patient count.

Cost of net revenues for the three months ended June 30, 2005 increased $2.0 million, or 6.0%, to $35.7 million, from the comparable period in 2004. The increase in cost of net revenues is primarily attributed to an increase in product and supply costs of $6.0 million offset by a decrease in patient service equipment depreciation of $4.0 million. The decrease in patient service equipment depreciation was primarily attributable to assets on hand upon our predecessor’s emergence from bankruptcy in March of 2002 becoming fully depreciated. Cost of net revenues as a percentage of net revenue was 26.8% for the three months ended June 30, 2005 as compared to 24.9% for the comparable period in 2004. Our product and supply costs, net of vendor rebates, increased during the three months ended June 30, 2005 due to changes in product mix and increases in drug costs.

The provision for doubtful accounts for the three months ended June 30, 2005 increased $2.5 million or 140.8% from the comparable period in 2004 to $4.3 million. The provision for doubtful accounts as a percentage of net revenue increased to 3.3% for the three months ended June 30, 2005 as compared to 1.3% from the comparable period in 2004. The increase is primarily attributable to the timing of prior quarterly adjustments included in the restatement as discussed in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $12.1 million, or 18.1%, to $78.7 million, from the comparable period in 2004. The increase in selling, general and administrative expenses resulted from the rollout of our announced growth strategy, the costs associated with operating newly acquired businesses and certain non-recurring charges related to our restatement of prior period financial results and the filing of our Form 10-K/A for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission in July 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 59.1% for the three months ended June 30, 2005 from 49.2% for the three months ended June 30, 2004. This is a function of the reduction in net revenues resulting from reduced reimbursement rates for Medicare Part B drugs, the FEHBP reductions and the related expense increases from our previously announced growth strategy.

Depreciation and amortization for the three months ended June 30, 2005 increased $1.0 million to $4.5 million. Depreciation and amortization as a percentage of revenue increased to 3.4% as compared to 2.6% for the comparable period in 2004. This increase is primarily attributable to an increase in capital purchases of non-patient service equipment.

Interest expense for the three months ended June 30, 2005 decreased $0.3 million from the comparable period in 2004. The decrease is primarily attributable to the repurchase, in August 2004, of $13.0 million of our 9.5% senior subordinated notes due 2012.

Federal and state income taxes for the three months ended June 30, 2005 decreased $7.9 million to $0.75 million from an expense of $8.7 million for the comparable period in 2004. The decrease in federal and state income taxes was primarily due to the decrease in pre-tax income for the three month period ended June 30, 2005.

For the three months ended June 30, 2005, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $26.4 million as compared to $49.5 million for the three months ended June 30, 2004. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three months ended June 30,
	2004	2005
Net earnings	$12,862	$1,077
Income tax expense	8,682	750
Interest expense, net	8,280	7,946
Depreciation and amortization	19,697	16,648

EBITDA	$49,521	$26,421

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

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004

Total net revenues for the six months ended June 30, 2005 were $256.3 million as compared to $268.5 million for the comparable period in 2004. The decrease in revenue is primarily attributable to reductions in reimbursement rates for Medicare Part B drugs, reductions in reimbursement for HME equipment subject to FEHBP provisions and a reduction in oxygen equipment reimbursements, offset by an increase in patient count.

Cost of net revenues for the six months ended June 30, 2005 increased $3.3 million, or 5.0% to $69.8 million, from the comparable period in 2004. Cost of net revenues as a percentage of net revenue was 27.2% for the six months ended June 30, 2005 as compared to 24.7% for the comparable period in 2004. The increase was primarily attributable to an increase in product and supply costs offset by a decrease in patient service equipment depreciation. Our results of operations for the six months ended June 30, 2005 included a decrease of $8.4 million or approximately 25.5% in patient service equipment depreciation as compared to the comparable period of 2004. The decrease in patient service equipment depreciation was primarily attributable to assets on hand upon our predecessor’s emergence from bankruptcy in March of 2002 becoming fully depreciated.

The provision for doubtful accounts for the six months ended June 30, 2005 increased by $2.9 million, or 48.1%, from the comparable period in 2004. The provision for doubtful accounts as a percentage of net revenue increased to 3.5% of net patient revenue for the six months ended June 30, 2005 as compared to 2.3% for the same period in 2004. The increase in this expense was primarily attributed to the timing of the prior quarterly adjustments included in the restatement as discussed in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Selling, general and administrative expenses for the six months ended June 30, 2005 increased $21.3 million, or 15.8%, to $155.9 million, from the comparable period in 2004. The increase in selling, general and administrative expenses resulted primarily from the rollout of our announced growth strategy. In addition, included in these cost increases are non-recurring charges related to our restatement of prior period financial results and the filing of our Form 10-K/A for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission in July 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 60.8% for the six months ended June 30, 2005 from 50.1% for the six months ended June 30, 2004. This increase is a function of the reduction in net revenues resulting from reduced reimbursement rates for Medicare Part B drugs, the FEHBP reductions and the related expense increases from our previously announced growth strategy.

Interest expense for the six months ended June 30, 2005 decreased $1.6 million from the comparable period in 2004. The decrease is primarily attributable to the repayment of approximately $25.0 million of long-term bank debt principal during the first quarter of 2004 as well as the repurchase, in August 2004, of $13.0 million of our 9.5% senior subordinated notes due 2012.

Federal and state income taxes for the six months ended June 30, 2005 decreased to a benefit of $1.3 million from an expense of $15.0 million in the comparable period of 2004. The decrease in federal and state income taxes was primarily due to decreased taxable income for the six month period ended June 30, 2005.

For the six months ended June 30, 2005, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $46.3 million compared to $94.5 million for the six months ended June 30, 2004. Set forth below is a comparable reconciliation of our net earnings (loss) to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Six Months Ended June 30,
	2004	2005
Net earnings (loss)	$21,997	$(1,877)
Income tax expense (benefit)	14,975	(1,302)
Interest expense, net	17,399	15,788
Depreciation & amortization	40,115	33,688

EBITDA	$94,486	$46,297

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

Inflation and Seasonality

Management believes that there was no material effect on our operations or financial condition as a result of inflation for the three months ended June 30, 2005. Management also believes that our business is not seasonal.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.2 million and $24.4 million for the three months and six months ended June 30, 2005, respectively, as compared to $26.1 million and $65.4 million for the same periods in 2004. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts increased $5.2 million from $74.2 million at December 31, 2004 to $79.4 million at June 30, 2005. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 46.3 days at June 30, 2005 compared to 42.0 days at December 31, 2004. The increase in days sales outstanding for the fiscal quarter ended June 30, 2005 is primarily attributable to the reduction in net revenue during the period and the increase in receivables from acquisitions held for assignment of Medicare provider numbers.

Included in accounts receivable are earned but unbilled receivables of $27.4 million at June 30, 2005 and $21.1 million at December 31, 2004. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $31.7 million and $56.1 million for the three months and six months ended June 30, 2005, respectively, as compared to $13.3 million and $22.9 million for the same periods in 2004. Activity in the three and six months ended June 30, 2005 included net investment in capital equipment of $24.2 million and $39.5 million, respectively, as compared to $13.3 million and $22.9 million for the three and six months ended June 30, 2004, respectively. Cash outlays for businesses acquired totaled $7.5 million and $16.7 million for the three month and six month periods ended June 30, 2005, respectively. No businesses were acquired in 2004.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. Additionally, included in this facility is the issuance of $12.7 million in stand by letters of credit. As of December 31, 2004 and June 30, 2005, we had not drawn upon the revolving credit facility.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance. As of December 31, 2004 and June 30, 2005, we had balances of $42.7 and $42.5 million outstanding, respectively

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of December 31, 2004 and June 30, 2005, we had a balance of $287 million outstanding.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. On June 15, 2005, we obtained a waiver of any defaults and events of default that have arisen under our credit agreement due to our failure to timely deliver (i) our unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of our assets. In July 2005, we delivered such financial statements and other required documents in compliance with the terms of the waiver.

Accrued interest on our borrowings was $7.3 million and $7.3 million at December 31, 2004 and June 30, 2005, respectively. During the six months ended June 30, 2005, we made our regularly scheduled principal payments with respect to the term loan in the aggregate amount of approximately $0.2 million. At June 30, 2005, the outstanding balance on our term loan was $42.5 million, which bore interest at the rate of 6.5% per annum.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the three month and six month periods ended June 30, 2004, our capital expenditures were $12.4 million and $24.4 million respectively, representing 9.2% and 9.1% of our net revenues for each period, respectively compared to $24.7 million and $40.7 representing 18.5% and 15.9% of net revenues for the three month and six month periods ended June 30, 2005, respectively.

In addition, we have acquired five businesses during the six month period ended June 30, 2005 for an aggregate purchase price of $22.8 million, of which $16.7 was paid in cash as of June 30, 2005. There were no acquisitions during the comparable period in 2004.

We believe that the cash generated from our operations, together with amounts available under our $75 million revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs for the foreseeable future.

Our capital and debt structure was determined upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. We expect to review our capital and debt structure during the remainder of 2005. This review will include, but not be limited to, consideration of a primary and/or secondary stock offering and a restructuring of our debt. We have no present plans to take any such actions, and any decisions will necessarily depend upon market and business conditions at the applicable time. In addition, we applied to list our common stock for trading on the NASDAQ National Market in July 2005. However, there can be no assurance that we will receive approval to list our common stock with the NASDAQ National Market in any particular time frame or at all.

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

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over three years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indications of impairment may include a change in the use of the software, a change in the expected manner the software is used, or the cost to develop or modify the internal use software exceeds the expected benefits. Management does not believe any impairment of our capitalized software existed at June 30, 2005.

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

At June 30, 2005, we had available federal net operating loss carryforwards of approximately $56 million, which expire in 2024.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these variable debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our predecessor to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of June 30, 2005, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $12.7 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $42.5 million is outstanding as of June 30, 2005), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2005 through December 31, 2005.

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

Internal Control over Financial Reporting

As previously reported, as part of the financial closing process for the three months ended March 31, 2005, we prepared a comprehensive analysis of historical cash collections experience related to our patient accounts receivable as of prior reporting periods. As a result of this analysis, we became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, we determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by us in calculating the required amount of allowances, and in our method to assess the overall reasonableness of our allowance estimates, dating back to 2001.

While investigating the allowance errors, we also determined that, since April 1, 2002 through 2004, we had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable.

To address the errors discovered as a part of this process, we restated the financial statements for the periods covered in our annual report on Form 10-K for the fiscal year ended December 31, 2004 in a Form 10-K/A filed with the Securities and Exchange Commission on July 14, 2005.

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

We made the changes noted above during our financial close for our first and second quarters of fiscal year 2005 to enhance the internal control over financial reporting of accounts receivable and the related allowance accounts, net revenues, and provisions for bad debts and contractual adjustments. Other than these changes, there have been no other changes during the second quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROTECH HEALTHCARE INC.

Dated: August 15, 2005	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 15, 2005	By:	/s/ BARRY E. STEWART
Barry E. Stewart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.