Form 10-Q
period 2005-09-30
ROTECH HEALTHCARE INC
filed 2005-11-14
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of November 8, 2005, the registrant had 25,413,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$64,823	$37,293
Accounts receivable, net	64,959	69,164
Other accounts receivable	1,172	1,746
Inventories	8,726	9,084
Prepaid expenses	4,794	4,034
Deferred tax asset	12,911	12,911

Total current assets	157,385	134,232
Property and equipment, net	129,403	142,932
Intangible assets, net	16,610	16,556
Reorganization value in excess of value of identifiable assets—goodwill	692,154	692,154
Other goodwill	11,256	32,739
Other assets	12,551	12,302

	$1,019,359	$1,030,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,463	$22,206
Accrued expenses and other current liabilities	22,476	26,294
Accrued interest	7,296	14,112
Dividends payable	900	450
Deferred revenue	13,975	9,555
Income taxes payable	2,805	2,850
Current portion of long-term debt	646	637

Total current liabilities	66,561	76,104
Deferred tax liabilities	50,326	51,181
Priority tax claim	5,707	4,719
Long-term debt, less current portion	329,525	329,043
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 shares issued and outstanding at December 31, 2004 and September 30, 2005.	5,343	5,230
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,323,745 shares issued and outstanding at December 31, 2004 and 25,405,270 shares issued and outstanding at September 30, 2005	3	3
Additional paid-in capital	502,037	503,890
Retained earnings	59,857	60,745

Total stockholders’ equity	561,897	564,638

	$1,019,359	$1,030,915

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(As restated, see Note 3)		(As restated, see Note 3)
Net revenues	$127,112	$136,969	$395,648	$393,265
Cost of net revenues
Product and supply costs	17,670	24,864	50,986	69,937
Patient service equipment depreciation	15,325	11,956	48,467	36,655

Total cost of net revenues	32,995	36,820	99,453	106,592

Gross profit	94,117	100,149	296,195	286,673
Costs and expenses:
Provision for doubtful accounts	4,876	3,963	10,989	13,015
Selling, general and administrative	71,973	82,927	213,567	247,790
Interest expense, net	8,483	7,994	25,882	23,782

Total costs and expenses	85,332	94,884	250,438	284,587

Earnings before income taxes	8,785	5,265	45,757	2,086
Federal and state income tax expense	3,711	2,162	18,686	860

Net earnings	5,074	3,103	27,071	1,226
Accrued dividends on redeemable preferred stock	113	113	338	338

Net earnings available for common stockholders	$4,961	$2,990	$26,733	$888

Net earnings per common share—basic	$0.20	$0.12	$1.06	$0.04

Net earnings per common share—diluted	$0.19	$0.12	$1.04	$0.03

Weighted average shares outstanding—basic	25,189,896	25,383,570	25,107,371	25,367,492

Weighted average shares outstanding—diluted	25,584,082	25,838,799	25,596,345	25,932,859

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended September 30, 2004	Three months ended September 30, 2005	Nine months ended September 30, 2004	Nine months ended September 30, 2005
	(As restated, see Note 3)		(As restated, see Note 3)
Net earnings	$5,074	$3,103	$27,071	$1,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	4,876	3,963	10,989	13,015
Depreciation and amortization	19,259	16,567	59,377	50,255
Gain (loss) on disposal of property and equipment	45	(139)	310	(134)
Loss on extinguishment of debt	910	—	910	—
Deferred income taxes	14,783	2,156	16,231	855
Changes in operating assets and liabilities:
Accounts receivable	4,089	(4,683)	(3,540)	(17,220)
Other receivables	443	207	512	(574)
Inventories	(45)	503	(289)	(244)
Prepaid expenses	(26)	266	95	764
Income taxes receivable	—	—	2,532	—
Other assets	328	(519)	1,544	249
Accounts payable and accrued expenses	(411)	(2,535)	(11,381)	3,490
Accrued interest	6,656	6,821	6,144	6,816
Income taxes payable	(11,119)	(195)	—	(43)
Deferred revenue	(290)	109	(514)	(4,420)

Net cash provided by operating activities	44,572	25,624	109,991	54,035
Cash flows from investing activities:
Purchases of property and equipment	(14,765)	(17,982)	(37,693)	(60,072)
Proceeds from the sale of property and equipment	—	31	—	102
Business acquisitions	—	(3,893)	—	(21,068)

Net cash used in investing activities	(14,765)	(21,844)	(37,693)	(81,038)

Cash flows from financing activities:
Payments of long term borrowings	(14,019)	(156)	(39,129)	(491)
Payments of dividends on preferred stock	—	—	—	(900)
Payments of priority tax claim	(10)	(138)	(1,271)	(988)
Net proceeds from stock option exercises	239	579	2,903	1,852

Net cash (used in) provided by financing activities	(13,790)	285	(37,497)	(527)

Increase (decrease) in cash and cash equivalents	16,017	4,065	34,801	(27,530)
Cash and cash equivalents, beginning of period	39,764	33,228	20,980	64,823

Cash and cash equivalents, end of period	$55,781	$37,293	$55,781	$37,293

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

(2)	Accounting Policies and Recent Accounting Pronouncements

Use of Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience, information from third party professionals and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an unconditional obligation of the issuer. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 during the third quarter of 2003 and classified and accounted for our Series A Convertible Redeemable Preferred Stock (the Series A Preferred) as a liability on our consolidated financial statements from July 1, 2003 through September 30, 2004. After further evaluation of Statement 150, the Company has reconsidered the implementation of this Statement effective October 1, 2004. The Series A Preferred does not contain an unconditional obligation to redeem as defined in Statement 150. The Series A Preferred has conditional redemption features. Immediately prior to the closing of a firm commitment underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, which offering yields gross proceeds to the Company of no less than $100,000, each holder of Series A Preferred may convert their shares into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of Series A Preferred. In addition, after the fifth anniversary of the date of the first issuance of the Series A Preferred, any holder of any shares of the Series A Preferred has the right, at his/her option, to convert all or any portion of his/her Series A Preferred into the Company’s common stock at the conversion rate of 0.8 shares of common stock for each share of

Series A Preferred. The related Series A Preferred return has been classified as preferred dividends. The financial statement impact of the change in presentation of the Series A Preferred did not have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued Statement No. 123R (Statement 123(R)), Share Based Payment. This statement replaces Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of Statement 123(R) was initially required as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Securities and Exchange Commission subsequently amended Rule 4-01(a) of Regulation S-X to amend the required compliance date for Statement 123(R) to the first interim or annual reporting period for the fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt the statement January 1, 2006. Management is currently evaluating the statement and its transition provisions. The impact of adoption on the results of operations cannot be estimated at this time as it is dependent on the level of future share-based awards. However, had Statement 123(R) been adopted in prior periods, the effect would have approximated the Statement 123 pro forma disclosures presented in Note 4.

(3)	Restatement

As previously reported, as part of the financial closing process for the three months ended March 31, 2005, the Company prepared a comprehensive analysis of historical cash collections experience related to its patient accounts receivable as of prior reporting periods. As a result of this analysis, the Company became aware that previously reported patient accounts receivable allowances for contractual adjustments and bad debts had been misstated. Upon further investigation, the Company determined that several errors in the application of factual data, and in the oversight of not using certain available data, had been made in the primary statistical model used by the Company in calculating the required amount of allowances, and in the Company’s method to assess the overall reasonableness of its allowance estimates. This affected the financial results presented for comparative purposes for the three and nine months ended September 30, 2004. The Company has now corrected the errors in its statistical model and in its overall reasonableness test of the allowances.

While investigating the allowance errors, the Company also determined that during the three and nine months ended September 30, 2004, it had improperly recognized unbilled revenue that was not yet earned; had misclassified some contractual adjustments as bad debts rather than as revenue deductions; and had netted billing related liability balances against patient accounts receivable. The Company has corrected these errors and other insignificant errors.

The Company has also made corrections to account for the income tax effects of the corrections described above.

A summary of the unaudited effect of the restatement on the statements of operations for the three and nine months ended September 30, 2004 is as follows (dollars in thousands):

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Net revenues	$131,340	$127,112	$398,751	$395,648
Provision for doubtful accounts	3,487	4,876	12,263	10,989
Earnings before income taxes	14,290	8,785	47,247	45,757
Federal and state income tax expense	5,859	3,711	19,385	18,686
Net earnings	8,431	5,074	27,862	27,071
Net earnings available for common stockholders	8,431	4,961	27,862	26,733
Net earnings per common share – basic	0.34	0.20	1.11	1.06
Net earnings per common share – diluted	0.33	0.19	1.08	1.04

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months and nine months ended September 30, 2004 and 2005. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A Preferred on an “if converted” basis totaling 782,345 and 565,182 for the three months and nine months ended September 30, 2004, respectively, and 495,308 and 237,397 for the three months and nine months ended September 30, 2005, respectively, are excluded from the computation of diluted EPS. The Company uses the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net earnings available for common stockholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2005 are as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2004:
Basic EPS:
Net earnings	$5,074
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	$4,961	25,189,896	$0.20

Effect of dilutive securities
Options to purchase common stock	—	394,186

Diluted EPS:
Net earnings available for common stockholders	$4,961	25,584,082	$0.19

For the Three Months Ended September 30, 2005:
Basic EPS:
Net earnings	$3,103
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	2,990	25,383,570	$0.12

Effect of dilutive securities
Options to purchase common stock	—	455,229

Diluted EPS:
Net earnings available for common stockholders	$2,990	25,838,799	$0.12

For the Nine Months Ended September 30, 2004:
Basic EPS:
Net earnings	$27,071
Accrued dividends on redeemable preferred stock	338

Net earnings available for common stockholders	26,733	25,107,371	$1.06

Effect of dilutive securities
Options to purchase common stock	—	488,974

Diluted EPS:
Net earnings available for common stockholders	$26,733	25,596,345	$1.04

For the Nine Months Ended September 30, 2005:
Basic EPS:
Net earnings	$1,226
Accrued dividends on redeemable preferred stock	338

Net earnings available for common stockholders	888	25,367,492	$0.04

Effect of dilutive securities
Options to purchase common stock	—	565,367

Diluted EPS:
Net earnings available for common stockholders	$888	25,932,859	$0.03

As permitted under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, the Company does not currently recognize compensation expense for its stock options awarded to employees and directors in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings available to common stockholders and basic and diluted earnings per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004 (as restated)	2005	2004 (as restated)	2005
Net earnings:
As reported	$5,074	$3,103	$27,071	$1,226
Less: Statement 123 pro forma compensation expense, net of tax	502	411	1,594	1,199

Pro forma earnings	$4,572	$2,692	$25,477	$27

Basic net earnings available for common stockholders per share:
As reported	$0.20	$0.12	$1.06	$0.04
Pro forma earnings (loss)	$0.18	$0.10	$1.00	$(0.01)
Diluted net earnings available for common stockholders per share:
As reported	$0.19	$0.12	$1.04	$0.03
Pro forma earnings (loss)	$0.17	$0.10	$0.98	$(0.01)

Options to purchase approximately 3,154,350 shares of common stock at prices ranging from $14.55 to $27.55 per share were outstanding as of September 30, 2005 and options to purchase approximately 3,299,413 shares of common stock at prices ranging from $14.55 to $26.00 per share were outstanding as of September 30, 2004. In addition, on September 27, 2005, the Company issued 32,000 shares of restricted stock under the Company’s non-employee director restricted stock plan.

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2005 annual meeting of the board of directors held on September 27, 2005, dividends in the amount of $450 were declared on our Series A Preferred. As of September 30, 2005, such dividends declared remain unpaid and are included in dividends payable. Such dividends will be paid prior to December 31, 2005.

(5)	Acquisitions

During the nine month period ended September 30, 2005, the Company acquired seven businesses for an aggregate total cost of $25,930, of which $19,843 was paid in cash with the remaining balance consisting of $6,087 in deferred acquisition obligations. Payments in the aggregate amount of $1,225 were made on the deferred acquisitions obligations during the nine month period ended September 30, 2005 and the remaining balance of $4,862 is included in accrued expenses and other current liabilities as of September 30, 2005. Subsequent to September 30, 2005, the Company acquired one additional entity. Management considers these acquisitions complementary to the Company’s present core businesses.

The seven businesses acquired during the nine-month period ended September 30, 2005 and the dates of acquisition are set forth below:

Summit Medical	February 11, 2005

CareMed	March 24, 2005

Orion	March 30, 2005

Georgia Extended Medical	May 20, 2005

Florida Medical Equipment	June 16, 2005

CalCare Medical	July 21, 2005

Medicenter	August 3, 2005

The acquisitions of these seven entities were accounted for using the purchase method of accounting. The results of the operations of the acquired businesses are included in the condensed consolidated financial statements from the purchase date. The Company allocated the purchase prices to the following assets in these acquisitions:

Property and equipment	$3,587
Intangible assets	742
Inventory	118
Goodwill	21,483

Total assets acquired	$25,930

Pro forma results of operations reflecting the 2005 acquisitions as if they had occurred at the beginning of the period have not been presented since the amounts are immaterial to the Company.

The Company allocates the cost of its business acquisitions to the respective assets acquired and liabilities assumed, including pre-acquisition contingencies, on the basis of estimated fair values at the date of acquisition. Often the Company must wait for resolution or final measurement of contingencies and valuation estimates during the allocation period, which does not exceed one year from the date of acquisition. The Company is currently waiting for final measurement of the fair value of property and equipment, intangible assets and inventory. The effect of the resolution or final measurement of such matters during the allocation period is treated as an acquisition adjustment.

(6)	Restructuring Accruals

The Company implemented certain restructuring activities during 2003 that included head count reduction and real estate consolidation to improve operating effectiveness and efficiencies. During the three month and nine month periods ended September 30, 2004 and September 30, 2005, there were no restructuring related charges recognized. During the three and nine month periods ended September 30, 2004, the Company paid $202 and $1,084, respectively, in cash for restructuring charges. The payments for the comparable periods in 2005 were $34 and $360, respectively. As of December 31, 2004 and September 30, 2005, the Company had approximately $516 and $156 recorded in accrued expenses related to restructuring charges, respectively.

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

The following table reflects the components of other identifiable intangible assets:

	December 31, 2004		September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer/physician relationship	$12,000	$1,650	$12,000	$2,100
Computer software	5,000	916	5,000	1,166
Other	1,004	828	1,746	924

Subtotal	18,004	3,394	18,746	4,190
Non-amortizable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$20,004	$3,394	$20,746	$4,190

During the nine months ended September 30, 2005, the Company acquired non-compete agreements in the aggregate amount of $742 which are included within Other Amortizable Intangible Assets. Amortization expense for the three months and nine months ended September 30, 2004 was approximately $246 and $826, respectively, and amortization expense for the three months and nine months ended September 30, 2005 was approximately $282 and $797, respectively. During the nine months ended September 30, 2005, the Company increased Other Goodwill in the amount of $21,483 as a result of acquiring additional businesses. As of December 31, 2004 and September 30, 2005, Other Goodwill was approximately $11,256 and $32,739, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2005	$1,080
2006	1,133
2007	1,114
2008	1,093
2009	1,092

(8)	Segment Data

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Respiratory therapy equipment and services	$110,714	$119,848	$343,818	$345,680
Durable medical equipment	14,491	15,888	46,686	43,652
Other health care products	1,907	1,233	5,144	3,933

	$127,112	$136,969	$395,648	$393,265

(9)	Other Commitments and Contingencies

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

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Note 12, “Significant Events.” In the opinion of management, there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position.

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 70.8% and 62.3% of the Company’s patient revenue for the three months ended September 30, 2004 and September 30, 2005, respectively, and 71.3% and 66.7% for the nine months ended September 30, 2004 and September 30, 2005, respectively.

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

(2) Implementation of Competitive Bidding for HME. Starting in 2007, Medicare will begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program will begin in 10 high-population metropolitan service areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. Therefore, the impact on our business is uncertain. Also, MMA requires that contracts may only be awarded to suppliers that meet certain quality and financial standards and that the amounts paid to suppliers under the contracts must be less than the amount paid under the current system. Beginning in 2009, CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding. The proposed regulations implementing the competitive bidding program are expected to be published in the late fall of 2005 and finalized by the summer of 2006. The inherent reasonableness interim final regulation (see above) remains in effect after MMA, but the legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. At this time, we do not know which of our products will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact that inherent reasonableness and competitive bidding will have on our business.

(3) Reduction in Payments for Inhalation Drugs. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. CMS recently announced that the CAP program will begin on July 1, 2006. According to the interim final rule, inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP program. CMS further stated that the agency has no present plans to expand the CAP program to include drugs dispensed through nebulizers. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. The ASP payment amounts for each of the quarters of 2005 for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.064 for the fourth quarter of 2005 while the payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.165 for the fourth quarter of 2005.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee will be $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee will be $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profitability and results of operations.

For the quarter ended September 30, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 13.1% of our recorded revenues. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are resulting in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

(4) Implementation of Certain Clinical Conditions and Quality Standards. MMA requires that new clinical conditions of coverage be developed for HME, with those products perceived as having a higher utilization to be given priority for implementation. Although not yet implemented, the quality standards are to be developed by CMS and applied by independent accreditation organizations. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. On September 23, 2005, CMS released draft quality standards for comment, which are expected to be finalized and published in spring of 2006. The draft standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and BiPAP, hospital beds, support surfaces, power and manual wheelchairs, and other mobility equipment. CMS announced that it intends to introduce additional product-specific quality standards for other products in the future, and this could include standards that impact us. At this time, we cannot predict the full impact that the clinical conditions or final quality standards will have on our business.

Pharmacy Licensing and Registration. State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state and that companies delivering pharmaceuticals into a particular state be licensed to do so in that state. Most states, and the Federal Food and Drug Administration (FDA), adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more like those of a manufacturer or if FDA determines that the public health is at risk. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, which impose certain quality control, documentation, and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA for compliance with the cGMP and other regulatory requirements. In September 2005, FDA inspected our medical gas facility in Coeur D’Alene, Idaho. FDA presented us with an FDA Form 483 at the conclusion of the inspection noting two inspectional observations. The Company responded in writing to the FDA within two weeks of the inspection identifying the actions we have taken to correct the deficiencies identified in the Form 483. However, we cannot be certain that our Coeur D’Alene facility or our other medical gas facilities are in full compliance with all cGMP regulations and other FDA regulatory requirements. Accordingly, the Company continues to expend time, money and effort to implement quality control, documentation, recordkeeping and other procedures to comply with the cGMP regulations at our medical gas facilities. Failure to comply with these regulatory requirements could subject the Company to possible legal or regulatory action, such as Warning Letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of our pharmacists dispense compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. We have policies and procedures for compounding practices that we believe are consistent with state law requirements and the USP. Despite our efforts to comply with these standards, we may occasionally determine through subsequent testing that a preparation does not have acceptable strength, purity or sterility. In such a case, we may be required to dispose of the preparation, discontinue the preparation, stop distribution of the preparation or initiate a recall of the preparation. Although pharmacy compounding is typically considered to be within the practice of pharmacy and thus primarily regulated by state law, the FDA asserts that it has jurisdiction over pharmacy compounding. In May 2002, FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. FDA may inspect a pharmacy that it believes may not be complying with regulatory requirements or that may be engaged in activities prohibited by the FFDCA. On August 1, 2005, FDA initiated an inspection of our compounding pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and FDA, at the conclusion of the audit, presented the Company with an FDA Form 483 noting three inspectional observations. The Company submitted a response to the FDA Form 483 and continues to engage in ongoing communications with the FDA regarding the inspection and FDA’s continuing review of our pharmacy’s activities. We have cooperated with the FDA during the course of the inspection and will continue to cooperate regarding any required follow-up activities. However, there is no assurance that FDA will agree that we are not a drug manufacturer and that our operations are in compliance with all applicable regulatory requirements. If FDA determines that our compounding activities do not comply with regulatory requirements or are more consistent with those of a drug manufacturer, FDA could require us to discontinue those activities and we could be subject to enforcement action.

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

(11)	Long-Term Debt

The Company’s long-term debt consists of the following:

	December 31, 2004	September 30, 2005
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through 2007, secured by equipment	$500	$338
Senior secured term loan; $109 payable quarterly through September 30, 2007 with remainder due quarterly through September 30, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	42,671	42,342
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	330,171	329,680
Less current portion	646	637

Total long-term debt	$329,525	$329,043

In addition to the above, as of September 30, 2005, the Company has a $75 million five-year revolving credit facility available. No debt was outstanding under this facility at September 30, 2005, however the Company has issued letters of credit totaling $12.7 million under this facility. On June 15, 2005, the Company obtained a waiver of any defaults and events of default that arose under its credit agreement due to the Company’s failure to timely deliver (i) its unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of the Company’s assets. Such defaults and events of default would have impacted the $42.6 million outstanding under the Company’s term loan and the $10.0 million in letters of credit issued under the Company’s revolving credit facility at that time. In July 2005, the Company delivered such financial statements and other required documents in compliance with the terms of the waiver. As of September 30, 2005, the Company was not in compliance with certain financial condition covenants under its credit agreement. On November 8, 2005, we entered into a third amendment to our credit agreement which, among other things (i) modified the meaning of “Material Acquisition” as used in the definition of Consolidated EBITDA, (ii) reset the ratio levels for the financial condition covenants, (iii) reduced permitted capital expenditures for the years 2006 and 2007, (iv) increased our existing ability to make acquisitions by $10 million for 2006 and each year thereafter, provided that certain additional conditions and requirements are met (the “Acquisition Conditions”), and (v) gave us the ability to make additional acquisitions up to an aggregate amount of $30 million, provided that each such acquisition or related series of acquisitions shall (A) be in an amount equal to or greater than $15 million, (B) meet all or certain of the Acquisition Conditions depending on the type of acquisition, and (C) pass a stricter total leverage ratio test. A copy of the third amendment to our credit agreement is attached as Exhibit 10.1 hereto. As a result of the reset financial ratio levels included in the third amendment to the Company’s credit agreement, the Company regained compliance with the financial condition covenants under its credit agreement.

(12)	Significant Events

Due to the nature of the Company’s business, the Company is involved from time to time in lawsuits that arise in the ordinary course of its business. The Company does not believe that any lawsuit that it (or its predecessor) is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at the Company’s corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. The Company has also received subpoenas in 2003, 2004 and 2005 on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same information including information relating to Medicare and Medicaid billing, VA contracting, and the payment of bonuses to certain former employees during the Company’s bankruptcy in 2000-2002. The Company is cooperating fully with the investigation; however, the Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted. In addition, the Company received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission (SEC) related to matters that were the subject of the Company’s previously disclosed internal investigation regarding VA contracts and the Company has provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in

Note 3 above and Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(13)	Supplemental Cash Flow Information

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Cash payments for:
Interest	$1,129	$985	$17,730	$16,450
Income taxes	494	35	1,819	33
Noncash investing activities:
Purchases of property and equipment in excess of (less than) cash payments	(120)	(570)	1,351	704

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year-ended December 31, 2004 and the notes thereto included in our Amended Annual Report on Form 10-K/A previously filed with the Securities and Exchange Commission. The following discussion of our financial condition and results of operations gives effect to the restatement for the three month and nine month periods ended September 30, 2004 described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 475 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.1% and 87.5% of our net revenues for the three months ended September 30, 2004 and September 30, 2005, respectively, and 86.9% and 87.9% of net revenues for the nine months ended September 30, 2004 and September 30, 2005, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 11.4% and 11.6% of net revenues for the three months ended September 30, 2004 and September 30, 2005, respectively, and 11.8% and 11.1% of net revenues for the nine months ended September 30, 2004 and September 30, 2005, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

We have shifted our efforts away from operational turnaround to revenue growth and patient care. Accordingly, we have embarked upon a series of initiatives which includes a restructured sales force with more time devoted to selling; a refocus of our clinical group towards patient care with continued expansion of our base of respiratory therapists; a new state of the art pharmacy responsible for dispensing and distributing all drug reorders; an acquisition program targeting small complementary businesses; a program to open a number of de novo branches; and a resource commitment to develop managed care business.

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 70.8% and 62.3% of the Company’s patient revenue for the three months ended September 30, 2004 and September 30, 2005, respectively, and 71.3% and 66.7% for the nine months ended September 30, 2004 and September 30, 2005, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, a number of changes have been mandated to the Medicare reimbursement methodology and conditions for coverage for our products. These changes include a freeze in reimbursements for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards. The impact of competitive bidding, new clinical conditions and quality standards is uncertain at this time. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG.

The OIG did not publish its final report comparing 2002 FEHBP median payment amounts and Medicare payment amounts for home oxygen equipment until March 30, 2005. On the same day, CMS published 2005 payment amounts for home oxygen equipment, which were calculated using the information in the March 2005 OIG report, and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for home oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts. Since the second fiscal quarter of 2005, we estimate that the new Medicare payment amounts have resulted in a payment reduction of 9% in reimbursement rates for home oxygen equipment provided by us to Medicare beneficiaries.

According to the March 2005 OIG report, 2002 FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. This report supersedes a September 2004 OIG report, which had found 2002 FEHBP median payments to be approximately 15.5% less than Medicare payments for stationary equipment and approximately 11.3% less than Medicare payments for portable equipment. The OIG stated that the revisions to its findings were made in response to questions that were raised about the inclusion of oxygen contents for stationary and portable equipment in the FEHBP payment amounts used in the initial report. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. We estimate that the non-oxygen HME items subject to the Medicare price cuts will account for approximately 2% of our recorded revenues in 2005 on an annualized basis. Furthermore, we estimate that the reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the March 2005 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) will result in an aggregate reduction in our 2005 recorded revenues in the range of approximately $16.5 million to $20 million on an annualized basis.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended September 30, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 13.1% of our recorded revenues. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 percent. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $24 million in 2004. As of January 1, 2005, payments for drugs delivered through nebulizer equipment are based on 106% of average sales price, or ASP. Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. CMS recently announced that the CAP program will begin on July 1, 2006. According to the interim final rule, inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP program. CMS further stated that the agency has no present plans to expand the CAP program to include drugs dispensed through nebulizers. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our results of operations. The ASP payment amounts for each of the quarters of 2005 for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.064 for the fourth quarter of 2005. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.165 for the fourth quarter of 2005.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In the 2006 physician fee schedule final rule, CMS reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee will be $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee will be $66.

We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profitability and results of operations. While we have been able, based upon the increased dispensing fees, to continue offering inhalation drugs to Medicare patients in 2005, the pricing changes resulting from the ASP payment rates are expected to result in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2005, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profitability and results of operations.

The following table shows our results of operations for the three months and nine months ended September 30, 2004 and September 30, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2004 (as restated)	2005	2004 (as restated)	2005
Net revenues	$127,112	$136,969	$395,648	$393,265
Cost of net revenues
Product and supply costs	17,670	24,864	50,986	69,937
Patient service equipment depreciation	15,325	11,956	48,467	36,655

Total cost of net revenues	32,995	36,820	99,453	106,592

Gross profit	94,117	100,149	296,195	286,673
Costs and expenses:
Provision for doubtful accounts	4,876	3,963	10,989	13,015
Depreciation and amortization	3,934	4,611	10,910	13,600
Selling, general and administrative	68,039	78,316	202,657	234,190
Interest expense, net	8,483	7,994	25,882	23,782

Total costs and expenses	85,332	94,884	250,438	284,587

Earnings before income taxes	8,785	5,265	45,757	2,086
Federal and state income tax expense	3,711	2,162	18,686	860

Net earnings	5,074	3,103	27,071	1,226
Accrued dividends on redeemable preferred stock	113	113	338	338

Net earnings available for common stockholders	$4,961	$2,990	$26,733	$888

The following table shows our results of operations as a percentage of our net revenues for the three months and nine months ended September 30, 2004 and September 30, 2005.
	Three months ended September 30,		Nine months ended September 30,
	2004 (as restated)	2005	2004 (as restated)	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues
Product and supply costs	13.9%	18.2%	12.9%	17.8%
Patient service equipment depreciation	12.1%	8.7%	12.3%	9.3%

Total cost of net revenues	26.0%	26.9%	25.2%	27.1%

Gross profit	74.0%	73.1%	74.8%	72.9%
Costs and expenses:
Provision for doubtful accounts	3.8%	2.9%	2.8%	3.3%
Depreciation and amortization	3.1%	3.4%	2.8%	3.5%
Selling, general and administrative	53.5%	57.2%	51.2%	59.6%
Interest expense, net	6.7%	5.8%	6.5%	6.0%

Total costs and expenses	67.1%	69.3%	63.3%	72.4%

Earnings before income taxes	6.9%	3.8%	11.5%	0.5%
Federal and state income tax expense	2.9%	1.6%	4.7%	0.2%

Net earnings	4.0%	2.2%	6.8%	0.3%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net earnings available for common stockholders	3.9%	2.1%	6.7%	0.2%

Results of Operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004

Total net revenues for the three months ended September 30, 2005 were $137.0 million as compared to $127.1 million for the comparable period in 2004. The increase in revenue is primarily attributable to increased patient count and same store revenue as well as revenue generated by newly acquired businesses offset by reductions in reimbursement rates for Medicare Part B drugs, reductions in reimbursement for HME equipment subject to FEHBP provisions and a reduction in oxygen equipment reimbursement effective April 1, 2005.

Cost of net revenues for the three months ended September 30, 2005 increased $3.8 million, or 11.6%, to $36.8 million, from the comparable period in 2004. The increase in cost of net revenues is primarily attributed to an increase in product and supply costs of $7.2 million offset by a decrease in patient service equipment depreciation of $3.4 million. The decrease in patient service equipment depreciation was primarily attributable to assets on hand upon our predecessor’s emergence from bankruptcy in March of 2002 becoming fully depreciated. Cost of net revenues as a percentage of net revenue was 26.9% for the three months ended September 30, 2005 as compared to 26.0% for the comparable period in 2004. Our product and supply costs as a percentage of net revenue, net of vendor rebates, increased during the three months ended September 30, 2005 due to changes in product mix and increases in drug costs.

The provision for doubtful accounts for the three months ended September 30, 2005 decreased $0.9 million or 18.7% from the comparable period in 2004 to $4.0 million. The provision for doubtful accounts as a percentage of net revenue decreased to 2.9% for the three months ended September 30, 2005 as compared to 3.8% from the comparable period in 2004. The decrease is primarily attributable to recoveries of bad debt and the timing of prior quarterly adjustments included in the restatement as discussed in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $10.3 million, or 15.1%, to $78.3 million, from the comparable period in 2004. Selling, general and administrative expenses as a percentage of net revenues increased to 57.2% for the three months ended September 30, 2005 from 53.5% for the three months ended September 30, 2004. The increase resulted primarily from the costs associated with the rollout of our announced growth strategy and the costs associated with operating newly acquired businesses which represent 4.5% of net revenues.

Depreciation and amortization for the three months ended September 30, 2005 increased $0.7 million to $4.6 million from the comparable period in 2004. Depreciation and amortization as a percentage of net revenue increased to 3.4% as compared to 3.1% for the comparable period in 2004. This increase is primarily attributable to an increase in capital purchases of non-patient service equipment and computer software upgrades.

Net interest expense for the three months ended September 30, 2005 decreased $0.5 million from the comparable period in 2004. The decrease is primarily attributable to the repurchase, in August 2004, of $13.0 million of our 9.5% senior subordinated notes due 2012.

Federal and state income taxes for the three months ended September 30, 2005 decreased $1.5 million to $2.2 million from an expense of $3.7 million for the comparable period in 2004. The decrease in federal and state income taxes was primarily due to the decrease in taxable income for the three month period ended September 30, 2005.

For the three months ended September 30, 2005, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $29.8 million as compared to $36.5 million for the three months ended September 30, 2004. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three months ended September 30,
	2004	2005
Net earnings	$5,074	$3,103
Income tax expense	3,711	2,162
Interest expense, net	8,483	7,994
Depreciation and amortization	19,259	16,567

EBITDA	$36,527	$29,826

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

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

Total net revenues for the nine months ended September 30, 2005 were $393.3 million as compared to $395.6 million for the comparable period in 2004. The decrease in revenue is primarily attributable to reductions in reimbursement rates for Medicare Part B drugs, reductions in reimbursement for HME equipment subject to FEHBP provisions and a reduction in oxygen equipment reimbursements, offset by an increase in patient count.

Cost of net revenues for the nine months ended September 30, 2005 increased $7.1 million, or 7.2% to $106.6 million, from the comparable period in 2004. The increase was primarily attributable to increases in both the number of patients served and product and supply costs which were offset by a decrease in patient service equipment depreciation. Cost of net revenues as a percentage of net revenue was 27.1% for the nine months ended September 30, 2005 as compared to 25.2% for the comparable period in 2004. Our results of operations for the nine months ended September 30, 2005 included a decrease of $11.8 million or approximately 24.4% in patient service equipment depreciation as compared to the comparable period of 2004. The decrease in patient service equipment depreciation was primarily attributable to assets on hand upon our predecessor’s emergence from bankruptcy in March of 2002 becoming fully depreciated.

The provision for doubtful accounts for the nine months ended September 30, 2005 increased by $2.0 million, or 18.4%, from the comparable period in 2004. The provision for doubtful accounts as a percentage of net revenue increased to 3.3% of net patient revenue for the nine months ended September 30, 2005 as compared to 2.8% for the same period in 2004. The increase in this expense was primarily attributed to the timing of the prior quarterly adjustments included in the restatement as discussed in Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $31.5 million, or 15.6%, to $234.2 million, from the comparable period in 2004. Selling, general and administrative expenses as a percentage of net revenues increased to 59.6% for the nine months ended September 30, 2005 from 51.2% for the nine months ended September 30, 2004. The increase resulted primarily from both the costs associated with the rollout of our announced growth strategy and the costs associated with operating newly acquired businesses which represent 5.0% of net revenues.

Depreciation and amortization for the nine months ended September 30, 2005 increased $2.7 million to $13.6 million from the comparable period in 2004. Depreciation and amortization as a percentage of net revenue increased to 3.5% as compared to 2.8% for the comparable period in 2004. This increase is primarily attributable to an increase in capital purchases of non-patient service equipment and computer software upgrades.

Net interest expense for the nine months ended September 30, 2005 decreased $2.1 million from the comparable period in 2004. The decrease is primarily attributable to the repayment of approximately $25.0 million of long-term bank debt principal during the first quarter of 2004 as well as the repurchase, in August 2004, of $13.0 million of our 9.5% senior subordinated notes due 2012.

Federal and state income taxes for the nine months ended September 30, 2005 decreased to $0.9 million from an expense of $18.7 million in the comparable period of 2004. The decrease in federal and state income taxes was primarily due to decreased taxable income for the nine month period ended September 30, 2005.

For the nine months ended September 30, 2005, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $76.1 million compared to $131.0 million for the nine months ended September 30, 2004. Set forth below is a comparable reconciliation of our net earnings (loss) to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Nine months Ended September 30,
	2004	2005
Net earnings	$27,071	$1,226
Income tax expense	18,686	860
Interest expense, net	25,882	23,782
Depreciation and amortization	59,377	50,255

EBITDA	$131,016	$76,123

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

Inflation and Seasonality

Management believes that there was no material effect on our operations or financial condition as a result of inflation for the three and nine month periods ended September 30, 2005. Management also believes that our business is not seasonal.

Liquidity and Capital Resources

Net cash provided by operating activities was $25.6 million and $54.0 million for the three months and nine months ended September 30, 2005, respectively, as compared to $44.6 million and $110.0 million for the same periods in 2004. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts increased $7.6 million from $74.2 million at December 31, 2004 to $81.8 million at September 30, 2005. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 45.0 days at September 30, 2005 compared to 42.0 days at December 31, 2004. The increase in days sales outstanding for the fiscal quarter ended September 30, 2005 is primarily attributable to an increase in receivables from acquisitions held for assignment of Medicare provider numbers.

Included in accounts receivable are earned but unbilled receivables of $28.2 million at September 30, 2005 and $21.1 million at December 31, 2004. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $21.8 million and $81.0 million for the three months and nine months ended September 30, 2005, respectively, as compared to $14.8 million and $37.7 million for the same periods in 2004. We currently have no commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Activity in the three and nine months ended September 30, 2005 included investment in capital equipment of $18.0 million and $60.1 million, respectively, representing 13.1% and 15.3% of our net revenues for each period, respectively as compared to $14.8 million and $37.7 million, representing 11.6% and 9.5% of our net revenues, respectively, for the three month and nine month periods ended September 30, 2004, respectively. Cash outlays for businesses acquired totaled $3.9 million and $21.1 million for the three month and nine month periods ended September 30, 2005, respectively. No businesses were acquired in 2004.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. Additionally, included in this facility is the issuance of $12.7 million in stand by letters of credit. As of December 31, 2004 and September 30, 2005, we had not drawn upon the revolving credit facility.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of the Eurodollar rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a Eurodollar rate advance. As of December 31, 2004 and September 30, 2005, we had balances of $42.7 million and $42.3 million outstanding, respectively.

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2004 and September 30, 2005, we had a balance of $287 million outstanding.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements with respect to such credit facility and term loan impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. On June 15, 2005, we obtained a waiver of any defaults and events of default that arose under our credit agreement due to our failure to timely deliver (i) our unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of our assets. In July 2005, we delivered such financial statements and other required documents in compliance with the terms of the waiver. As of September 30, 2005, the Company was not in compliance with certain financial condition covenants under its credit agreement. On November 8, 2005, we entered into a third amendment to our credit agreement which, among other things (i) modified the meaning of “Material Acquisition” as used in the definition of Consolidated EBITDA, (ii) reset the ratio levels for the financial condition covenants, (iii) reduced permitted capital expenditures for the years 2006 and 2007, (iv) increased our existing ability to make acquisitions by $10 million for 2006 and each year thereafter, provided that certain additional conditions and requirements are met (the “Acquisition Conditions”), and (v) gave us the ability to make additional acquisitions up to an aggregate amount of $30 million, provided that each such acquisition or related series of acquisitions shall (A) be in an amount equal to or greater than $15 million, (B) meet all or certain of the Acquisition Conditions depending on the type of acquisition, and (C) pass a stricter total leverage ratio test. A copy of the third amendment to our credit agreement is attached as Exhibit 10.1 hereto. As a result of the reset financial ratio levels included in the third amendment to the Company’s credit agreement, the Company regained compliance with the financial condition covenants under its credit agreement.

Accrued interest on our borrowings was $7.3 million and $14.1 million at December 31, 2004 and September 30, 2005, respectively. During the nine months ended September 30, 2005, we made our regularly scheduled principal payments with respect to the term loan in the aggregate amount of approximately $0.3 million. At September 30, 2005, the outstanding balance on our term loan was $42.3 million, which bore interest at the rate of 6.5% per annum.

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

Our capital and debt structure was determined upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. We expect to review our capital and debt structure during the remainder of 2005. This review will include, but not be limited to, consideration of a primary and/or secondary stock offering and a restructuring of our debt. We have no present plans to take any such actions, and any decisions will necessarily depend upon market and business conditions at the applicable time. In addition, as of November 8, 2005, our common stock was listed on the NASDAQ National Market under the trading symbol “ROHI”.

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

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment, bad debt, and collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provisions for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

As part of the financial closing process for the three months ended March 31, 2005, we prepared a comprehensive analysis of historical cash collections experience related to our patient accounts receivable. As a result of this analysis, we updated our statistical model used to project our future patient receivables losses to be reflective of our most current actual cash received and loss data, and adjusted the accounts receivable allowance accounts to align the allowance account balances with the “at risk” portion of accounts receivable. We have continued to utilize the revised statistical model through September 30, 2005.

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

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over three years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indications of impairment may include a change in the use of the software, a change in the expected manner the software is used, or the cost to develop or modify the internal use software exceeds the expected benefits. Management does not believe any impairment of our capitalized software existed at September 30, 2005.

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

At September 30, 2005, we had available federal net operating loss carryforwards of approximately $56 million, which expire in 2024.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs established by the Company; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Government Regulations” in Note 10 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” contained in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2004 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these variable debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to our predecessor to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of September 30, 2005, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling approximately $12.7 million have been issued under this credit facility. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $200 million term loan (of which $42.3 million is outstanding as of September 30, 2005), we would incur approximately $0.4 million in additional interest expense for the period January 1, 2005 through December 31, 2005.

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Form10-Q, our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We have made no changes during the third quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4—Submission of Matters to Vote of Security Holders

The Company’s annual meeting of stockholders was held on September 27, 2005. At the meeting, the stockholders:

(1) elected the following six persons to serve as directors of the Company: Arthur J. Reimers, Philip L. Carter, Barbara B. Hill, Edward L. Kuntz, William J. Mercer and Arthur Siegel;

(2) ratified and approved the adoption of the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007);

(3) ratified and approved the adoption of the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan; and

(4) ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER	FOR	AGAINST/WITHHELD	ABSTAINED
(1) Election of Directors:

Arthur J. Reimers	22,541,314	1,973,630	—
Philip L. Carter	24,498,844	16,100	—
Barbara B. Hill	24,498,844	16,100	—
Edward L. Kuntz	24,498,844	16,100	—
William J. Mercer	24,498,844	16,100	—
Arthur Siegel	24,498,844	16,100	—

(2) Ratification and Approval of the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007)*	18,213,055	964,205	550

(3) Ratification and Approval of the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan*	18,998,912	178,348	550

(4) Ratification of Independent Registered Public Accounting Firm	24,514,544	400	0

*	There were 5,337,134 broker non-votes with respect to each of matters 2 and 3.

ITEM 5—Other Information

The Company’s 2006 annual meeting of stockholders is scheduled to take place on June 21, 2006 (the “2006 Annual Meeting”). Accordingly, stockholders who, in accordance with Rule 14a-8 under the Exchange Act, wish to present proposals for inclusion in the proxy materials to be distributed by the Company in connection with the 2006 Annual Meeting must submit their proposals to the Company’s Secretary at the principal executive offices of the Company a reasonable time before the Company begins to print and mail its proxy materials for the 2006 Annual Meeting.

The Company expects to begin printing and mailing proxy materials in early May 2006, and will include stockholder proposals submitted by February 1, 2006 in its proxy statement and form of proxy for the 2006 Annual Meeting. Stockholder proposals submitted after that date shall be excluded, unless otherwise required to be included pursuant to Rule 14a-8 under the Exchange Act, the rules and regulations of the Securities and Exchange Commission and other applicable laws.

Stockholder proposals that are not made under Rule 14a-8, including director nominations, must comply with the Company’s By-laws, under which, such proposals must be delivered to the Company’s Secretary at the principal executive offices of the Company no earlier than the close of business on the 90th day prior to the 2006 Annual Meeting and no later than the close of business on the later of the 60th day prior to the 2006 Annual Meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company.

ITEM 6—Exhibits

(a)	Exhibits:

10.1	Third Amendment, dated as of November 8, 2005, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: November 14, 2005	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: November 14, 2005	By:	/s/ BARRY E. STEWART
Barry E. Stewart
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Third Amendment, dated as of November 8, 2005, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.