Form 10-K
period 2005-12-31
ROTECH HEALTHCARE INC
filed 2006-03-16
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    (Check one):  Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐  No  ☒

As of June 30, 2005, the aggregate market value of the common equity held by non-affiliates of the registrant was $532,482,431 based on the closing sale price of $26.25 on such date as reported by the Pink Sheets, LLC.

As of March 6, 2006, the registrant had 25,417,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; issues relating to reimbursement by government and third party payors for our products and services; the costs associated with government regulation of the health care industry; the effects of competition and industry consolidation; the costs and effects of legal proceedings; and other risks and uncertainties described under “Risk Factors.” Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Rotech Healthcare Inc. was established upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. The financial information included herein reflect these transactions effective as of March 31, 2002. As a result, references to “we”, “our”, and “us” refer to the operations of Rotech Healthcare Inc., a Delaware corporation, and its subsidiaries for all periods subsequent to March 31, 2002 and the business and operations of our predecessor, Rotech Medical Corporation, a Florida corporation, and its subsidiaries for all periods prior to April 1, 2002. Financial data for the year-ended December 31, 2002 have been presented for the three months ended March 31, 2002 and the nine months ended December 31, 2002, rather than for the year-ended December 31, 2002, because we had only nine months of operating results since our predecessor emerged from bankruptcy in such fiscal year. In connection with our predecessor’s emergence from bankruptcy, we reflected the terms of the plan of reorganization in our consolidated financial statements by adopting the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been reflected in the operating results of our predecessor for the three months ended March 31, 2002.

ITEM 1.    BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 490 operating centers located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases, or COPD (which include chronic bronchitis and emphysema), obstructive sleep apnea and other cardiopulmonary disorders.

Our revenues are principally derived from respiratory equipment rental and related services (87.8% of net revenues for the year ended December 31, 2005), which include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment (11.2% of net revenues for the year ended December 31, 2005), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the year ended December 31, 2005, we generated net revenues of $533.2 million and net earnings of $5.5 million. For the same period, net cash provided by operating activities was $60.7 million and net cash used in investing activities and net cash used in financing activities were $109.5 million and $1.7 million, respectively. Earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2005 was $106.2 million. See “Selected Financial Data,” note (5) on page 39 for a detailed definition of EBITDA.

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

The majority of our respiratory therapy equipment is rented and reimbursed on a monthly basis. We also generate revenue from the sale of inhalation medications, including albuterol and ipratropium. We provide driver technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians. We currently employ approximately 522 full time respiratory therapists. Respiratory therapy equipment rental and related services represented 87.8% of our net revenues for the year ended December 31, 2005.

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

Our Operations

Organization

We have approximately 490 operating centers, which operate through three divisions. Each of these divisions is managed by a team of division managers who provide management services to our operating centers in four service categories: operations, sales, billing and collection and clinical. These managers provide key support services to our operating centers, including billing, purchasing, equipment maintenance and repair and warehousing. Each operating center delivers equipment and services to patients in their homes and other care sites through the operating center’s delivery fleet and qualified personnel. Operational control, purchasing, operating policies and sales functions for our divisions are administered centrally at our principal offices in Orlando, Florida through our Chief Operating Officer, clinical functions are administered through our Chief Clinical Officer who reports to our Chief Operating Officer and financial control, billing and collection services are provided through our Chief Financial Officer. We believe that this management structure provides control and consistency among our divisions and operating centers and allows us to implement standard policies and procedures across a large number of geographically remote operating centers.

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

We will continue to improve our operating efficiencies in order to position ourselves for future growth by utilizing our proprietary information technology platform, as well as third-party software products, to improve our billing, compliance and inventory systems. In 2005, we reduced the number of billing centers from 11 to 7. The reduction of billing centers allows for increased control with fewer individuals administering the process, reduces our lease costs and facilitates the further implementation of compliance controls. In addition, we are continuing to develop our information technology platform that we use to track inventory on a store-by-store basis. We believe that this may help to analyze whether our inventory is being used at its most efficient levels by tracking the useful life, maintenance and location of the equipment at all times.

Payors

We derive our revenues principally from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix:

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	71.1%	71.0%	66.7%
Commercial payors	24.3%	25.5%	29.9%
Private payors	4.6%	3.5%	3.4%

We contract with insurers and managed care entities on a local, regional and national basis. We generally contract with those insurers and managed care entities having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or managed care entities on a national basis; however, we are currently a party to several national service agreements with managed care companies and are pursuing additional managed care relationships on a national level. Pursuant to our contracts with the Veterans Administration (“VA”), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to four or five one-year renewal periods unless terminated or not renewed by the VA.

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

The term loan was drawn in full on the consummation of our predecessor’s plan of reorganization, which occurred contemporaneously with the sale of our 9 1/2% senior subordinated notes due 2012. The term loan is amortized with 1% of the term loan payable in each of the first five years and 95% of the initial aggregate term loan to be payable in year six, 2008. During 2005, we made payments on our term loan in the amount of $0.4 million. At December 31, 2005, the revolving credit facility had not been drawn upon, although standby letters of credit totaling $12.7 million have been issued under this credit facility.

Interest rates and fees

The interest rates per annum applicable to the senior secured credit facilities is LIBOR or, at our option, the alternate base rate, which is the higher of (a) the rate of interest publicly announced by UBS AG as its prime rate in effect at its Stamford Branch, and (b) the federal funds effective rate from time to time plus 0.50%, in each case, plus the applicable margin (as defined below). The applicable margin (a) with respect to the revolving credit facility, is determined in accordance with a performance grid based on our consolidated leverage ratio and ranges from 3.25% to 2.25% in the case of LIBOR rate advances and from 2.25% to 1.25% in the case of alternate base rate advances, and (b) with respect to the term loan facility, is 3.00% in the case of LIBOR rate advances and 2.00% in the case of alternate base rate advances. The default rate on the senior secured credit facilities is 2.00% above the otherwise applicable interest rate. We are also obligated to pay a commitment fee ranging, depending on usage, from 0.75% to 0.50% on the unused portion of our revolving credit facility.

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

Senior Subordinated Notes

In March 2002, we issued an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes due 2012 and received net proceeds of approximately $290 million, after deducting the initial purchasers’ discount and our expenses. We distributed the net proceeds from the sale of the notes to our predecessor as partial consideration in exchange for substantially all of the assets used in connection with its business and operations as part of the restructuring and related transactions involving our predecessor and us. Subsequently, our predecessor distributed the net proceeds to its former creditors as provided in its plan of reorganization. We did not retain any of the proceeds from the sale of the notes for use in our business.

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

Medicare and Medicaid Reimbursement. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2005, Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for approximately 66.7% of our revenues.

Medicare Laws and Regulations. The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. This final rule establishes regulatory criteria that are substantially the same as those put in place under the earlier interim final rule.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA significantly changed how Medicare Part B pays for our products, including HME items, such as oxygen, oxygen equipment and nebulizers, as well as inhalation drugs dispensed through nebulizers. These changes include the following:

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

The fee schedule amounts for oxygen and oxygen equipment were also to be reduced based on this calculation as of January 1, 2005. Because of a delay in publication of the data needed to set these amounts, the oxygen fee schedule amounts were not reduced until the end of March 2005. According to a March 2005 OIG report, in 2002, FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. The March 2005 report superseded an earlier September 2004 OIG report that had found greater differences between FEHBP and Medicare payment rates. On the same day that the OIG published its final 2005 report, CMS published 2005 payment amounts for home oxygen equipment and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts.

We cannot predict the outcome of any future rulemaking by CMS. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profitability and results of operations.

(2) Implementation of Competitive Bidding for HME. Starting in 2007, Medicare is scheduled to begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program is to begin in 10 high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. Therefore, the impact on our business is uncertain. Also, MMA requires that contracts may only be awarded to suppliers that meet certain quality and financial standards and that the amounts paid to suppliers under the contracts must be less than the amount paid under the current system. Beginning in 2009, CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding. CMS has not yet published the proposed regulations regarding the implementation of competitive bidding. The inherent reasonableness interim final regulation (see above) remains in effect after MMA, but the legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. At this time, we do not know which of our products will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact that inherent reasonableness and competitive bidding will have on our business.

(3) Reduction in Payments for Inhalation Drugs. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $10 million in 2004 and approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. On November 21, 2005, CMS issued a final rule on CAP. CAP is to begin on July 1, 2006. Inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.064 for the fourth quarter of 2005 and continued to slightly decline in the first quarter of 2006, to $0.060. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.165 for the fourth quarter of 2005 and increased slightly in the first quarter of 2006, to $0.227.

Effective January 1, 2006, CMS established a new billing code for compounded budesonide, which includes compounded inhalation medications that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare payment for compounded budesonide, beginning January 1, 2006, is based on pharmacy invoices submitted for individual claims. If the resulting payment rates using the invoice methodology are significantly less than the 2005 ASP payment rates, this payment reduction could have a material adverse effect on our revenues, profitability and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profitability and results of operations.

For the year ended December 31, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% of our recorded revenues. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates, are resulting in a further material reduction in the revenues and profitability of our inhalation drug business, and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

(4) Implementation of Certain Clinical Conditions and Quality Standards. MMA requires that new clinical conditions of coverage be developed for HME, with those products perceived as having a higher utilization to be given priority for implementation. Although not yet implemented, the quality standards being developed by CMS and are to be applied by independent accreditation organizations. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. On September 23, 2005, CMS released draft quality standards for comment, which are expected to be finalized and published in spring of 2006. The draft standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and BiPAP, hospital beds, support surfaces, power and manual wheelchairs, and other mobility equipment. CMS announced that it intends to introduce additional product-specific quality standards for other products in the future, and this could include standards that impact us. At this time, we cannot predict the full impact that the clinical conditions or final quality standards will have on our business.

The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, also made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36 month rental period beginning January 1, 2006 for all oxygen equipment. This new 36 month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended. We do not expect the changes in rental period for capped rental items and oxygen equipment to have a material impact on our business in 2006. At this time, we cannot predict the impact that the change in the rental period for oxygen equipment will have on our business in future years.

Further with respect to changes in rental periods, on January 26, 2006, CMS released a final rule revising the payment classification of certain respiratory assist devices. Those respiratory assist devices that have a backup rate feature were reclassified as capped rental items effective April 1, 2006. Under the rule, for those Medicare beneficiaries who received these devices prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13 month cap. At this time, we do not believe that the change will have a material adverse impact on our business.

Professional Licensure

Nurses, pharmacists and other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to assure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure or certification laws.

Pharmacy Licensing and Registration.

Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the U.S. Food and Drug Administration (FDA), adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. State authorities may also raise inquiries or complaints regarding our pharmacy practices in connection with the renewal of our state licensure or for other reasons. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more like those of a manufacturer or if FDA determines that the public health is at risk. See “Government Regulation—Food, Drug and Cosmetic Act.” Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act.

Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA for compliance with the cGMP and other regulatory requirements. In September 2005, FDA inspected our medical gas facility in Coeur D’Alene, Idaho. FDA presented us with a Form FD-483 at the conclusion of the inspection noting two inspectional observations. The Company responded in writing to the FDA within two weeks of the inspection identifying the actions we have taken to correct the deficiencies identified in the Form FD-483. In addition, following the inspection we conducted a general review of the compliance status of our medical gas facilities with the cGMP regulations and we are currently revising and updating our practices and procedures for medical gas receipt, processing and distribution, and are enhancing our audit and training functions in connection with the results of such review. Accordingly, we are currently expending significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations at each of our medical gas facilities. However, there can be no assurance that this effort will be successful and that our medical gas facilities will achieve and maintain compliance with the cGMP regulations. Failure to comply with these regulatory requirements could subject the Company to possible legal or regulatory action, such as Warning Letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of the pharmacists at our Pulmo-Dose pharmacy in Murray, Kentucky dispense compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by FDA, is considered to be within the practice of pharmacy and is regulated primarily under state law. We have policies and procedures for compounding practices that we believe are consistent with state law requirements and the USP. Despite our efforts to comply with these standards, we may occasionally determine through subsequent testing that a preparation does not have acceptable strength, purity or sterility. In such a case, we may be required to dispose of the preparation, discontinue the preparation, stop distribution of the preparation or initiate a recall of the preparation. Although pharmacy compounding is primarily regulated by state law, the FDA asserts that it has jurisdiction over pharmacy compounding. In May 2002, FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. FDA may inspect a pharmacy that it believes may not be complying with regulatory requirements or that may be engaged in activities prohibited by the FFDCA. On August 1, 2005, FDA initiated an inspection of our compounding pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and FDA, at the conclusion of the audit, presented the Company with an Form FD-483 noting three inspectional observations. The Company submitted a response to the Form FD-483 and continues to engage in ongoing communications with the FDA regarding the inspection and FDA’s continuing review of our pharmacy’s activities. We have cooperated with the FDA during the course of the inspection and will continue to cooperate regarding any required follow-up activities. However, there is no assurance that FDA will agree that we are not a drug manufacturer and that our operations are in compliance with all applicable regulatory requirements. If FDA determines that our compounding activities do not comply with regulatory requirements or are more consistent with those of a drug manufacturer, FDA could require us to discontinue those activities and we could be subject to enforcement action.

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

The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a health care provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been disclosed previously. Even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. Although a corporate insider is often the plaintiff in such actions, an increasing number of outsiders are pursuing such suits.

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

Health Care Reform Legislation

Economic, political and regulatory influences are subjecting the health care industry in the United States to fundamental change. Health care reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which we operate periodically consider various health care reform proposals. We anticipate that federal and state government bodies will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict, which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our business, revenues, profitability and results of operations.

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

The Corporate Integrity Agreement is for a term of five years beginning February 2002. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews related to our Medicare billing. In the first year of the agreement, the internal claims reviews were also reviewed by an Independent Review Organization (“IRO”). Similarly, in the fourth year of the agreement, the internal claims reviews will also be reviewed by an IRO. Under certain circumstances, the internal claims reviews may also be reviewed by the IRO in the fifth year of the agreement. KPMG LLP has acted as our IRO. We must file reports of the reviews with the Office of Inspector General of the DHHS.

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

The Corporate Integrity Agreement also mandates that we have certain procedures in place with respect to our acquisition process. More specifically, we are required to have an Acquisition Committee (which is comprised of members of senior management) which approves all acquisitions before they are consummated. As part of the acquisition process, we are required to conduct operational and file reviews of potential entities in which we might acquire an interest. Assuming that we decide to acquire an entity, we are required to provide a report to the Office of Inspector General of the DHHS indicating that we followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

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

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. We believe that our accreditation by JCAHO is indicative of our commitment to providing consistently high quality equipment and services. Currently, approximately 97.5% of our operating centers are accredited by JCAHO. The only entities not accredited are newly acquired entities.

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

Insurance

Our business is subject to general and professional liability, products liability, employment practices liability, workers’ compensation, automobile liability, personal injury and other liability claims that are generally covered by insurance. We have insurance policies that contain various customary levels of deductibles and self- insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. These insurance policies are subject to annual renewal. We believe that our insurance coverage is appropriate based upon historical claims and the nature and risks of our business.

Employees

Currently, we have approximately 4,662 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

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

Executive Officers

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	57	President, Chief Executive Officer and Director
Michael R. Dobbs	56	Chief Operating Officer
Barry E. Stewart	51	Chief Financial Officer and Treasurer

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

ITEM 1A. RISK	FACTORS

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

A substantial percentage of our revenue is attributable to Medicare and, to a lesser extent, Medicaid. The remainder of our billings are paid by other third-party payors, including private insurers, and by the patients themselves. Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for approximately 71.1% of our revenues for the year ended December 31, 2003, approximately 71.0% of our revenues for the year ended December 31, 2004 and approximately 66.7% of our revenues for the year ended December 31, 2005.

There have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products and services profitably. In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. News headlines continue to highlight the need to control health care spending in the Medicare and Medicaid programs, and this pressure may continue to intensify over time. Legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, additional reductions have been imposed. Changes under MMA include a reduction in payments for certain types of home medical equipment, including wheelchairs, nebulizers and oxygen equipment, a freeze in payments for certain home medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. In addition, as of January 1, 2005, MMA also reduced payments for inhalation drugs delivered through nebulizer equipment to an amount based on 106% of average sales price. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material adverse effect on our revenues, profitability and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues and profitability.

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

A substantial percentage of our business is derived from the sale of Medicare-covered HME items, including oxygen, and laws and policies currently in effect reduce payment amounts for certain categories of HME, including those of many of our products.

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

The fee schedule amounts for oxygen and oxygen equipment were also to be reduced based on this calculation as of January 1, 2005. Because of a delay in publication of the data needed to set these amounts, the oxygen fee schedule amounts were not reduced until the end of March 2005. According to a March 2005 OIG report, in 2002 FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. The March 2005 report superseded an earlier September 2004 OIG report that had found greater differences between FEHBP and Medicare payment rates. On the same day that the OIG published its final 2005 report, CMS published 2005 payment amounts for home oxygen equipment, which were calculated using the information in the March 2005 OIG report, and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts.

The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 3.7% of our recorded revenues in 2005. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the March 2005 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our 2005 recorded revenues in the amount of approximately $17.7 million. We cannot predict the outcome of any future rulemaking by CMS. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profitability and results of operations.

In addition, DRA changes the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36 month rental period beginning January 1, 2006 for all oxygen equipment. This new 36 month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended. We do not expect the changes in rental period for capped rental items and oxygen equipment to have a material impact on our business in 2006. At this time, we cannot predict the impact that the changes in rental period for capped rental items and oxygen equipment will have on our financial condition or results of operations in future years.

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and laws and policies currently in effect impose significant reductions in Medicare reimbursement for such inhalation drugs.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $10 million in 2004 and approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. On November 21, 2005, CMS issued a final rule on CAP. CAP is to begin on July 1, 2006. Inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.064 for the fourth quarter of 2005 and continued to slightly decline in the first quarter of 2006, to $0.060. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.165 for the fourth quarter of 2005 and increased slightly in the first quarter of 2006, to $0.227.

Effective January 1, 2006, CMS established a new billing code for compounded budesonide, which includes compounded inhalation medications that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare payment for compounded budesonide, beginning January 1, 2006, is based on pharmacy invoices submitted for individual claims. If the resulting payment rates using the invoice methodology are significantly less than the 2005 ASP payment rates, this payment reduction could have a material adverse effect on our revenues, profitability and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profitability and results of operations.

For the year ended December 31, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% of our recorded revenues. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are resulting in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

In 1999-2001, CMS conducted competitive bidding demonstrations for certain Medicare services. Under MMA, starting in 2007, Medicare is scheduled to begin a nationwide competitive bidding program in ten high-population metropolitan statistical areas (“MSAs”) for certain high cost and high utilization items. The program is to expand to cover 80 MSAs in 2009 and additional areas thereafter. Competitive bidding will require suppliers to compete for the rights to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. Competitive bidding may result in lower reimbursement or the loss of our ability to provide services in certain regions. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined and CMS has not yet published the proposed regulations regarding the implementation of competitive bidding. Accordingly, the impact on our business remains uncertain.

Regulatory changes subject the Medicare reimbursement rates for our equipment and services to potential discretionary adjustment by the Centers for Medicare and Medicaid Services.

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, CMS made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and the carriers will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. This final rule establishes regulatory criteria that are substantially the same as those put in place under the earlier interim final rule.

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

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our revenues, profitability and results of operations.

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

We are paid for our services by various payors, including patients, insurance companies, Medicare, Medicaid and others, each with distinct billing requirements. We recognize revenue when we provide services to patients. However, our ability to collect these receivables is dependent on our submissions to payors of accurate and complete documentation. In order for us to bill and receive payment for our services, the physician and the patient must provide appropriate billing information. Following up on incorrect or missing information generally slows down the billing process and the collection of accounts receivable. Failure to meet the billing requirements of the different payors could result in a decline of our revenues, profitability and cash flow. We may experience significant delays in obtaining Medicare provider numbers which may result in delayed billings and could have a negative impact on accounts receivable collection and cash flows.

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

In addition, in connection with our consolidation of billing centers, we have experienced in the past short-term disruptions in our operations and collection efforts. If we experience such disruptions in the future, our revenues, profitability and cash flow may significantly decline.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. Since that time, we have received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and Department of Veterans Affairs contracting. We are cooperating fully with the investigation. However, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and stock price.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations or the trading price of our stock.

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. For example, material weaknesses in internal control over financial reporting were identified during management’s evaluation of our disclosure controls and procedures as described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004. These material weaknesses resulted in a more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected.

We have devoted significant resources to remediate our deficiencies and improve our internal control over financial reporting and based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, management concluded that our internal control over financial reporting was effective as of such date. Although we believe that these efforts have strengthened our internal control over financial reporting and addressed the concerns that gave rise to the material weaknesses reported as of December 31, 2004, we are continuing to work to improve our internal control over financial reporting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our medical gas facilities and operations are subject to extensive regulation by federal and state authorities and there can be no assurance that our medical gas facilities will achieve and maintain compliance with such regulations.

Our medical gas facilities and operations are subject to extensive regulation by FDA and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act (FFDCA). Among other requirements, FDA’s current Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations. We currently have approximately 155 medical gas facilities subject to federal and state regulatory requirements. In September 2005, FDA inspected our medical gas facility in Coeur D’Alene, Idaho and noted two inspectional observations which required corrective action. We promptly responded in writing to the FDA identifying the actions we took to correct the deficiencies identified by the FDA during the inspection. In addition, following the inspection we conducted a general review of the compliance status of our medical gas facilities with the cGMP regulations and we are currently revising and updating our practices and procedures for medical gas receipt, processing and distribution, and are enhancing our audit and training functions in connection with the results of such review. Accordingly, we are currently expending significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations at each of our medical gas facilities. However, there can be no assurance that this effort will be successful and that our medical gas facilities will achieve and maintain compliance with the cGMP regulations. Further, our medical gas facilities are subject to state regulation under health and safety laws that vary from state to state. As a result, our medical gas facilities are periodically inspected by state authorities, and we therefore must expend resources in identifying and ensuring compliance with laws and regulations that apply to our medical gas operations in each state in which we do business. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, and civil or criminal penalties which would materially harm our business, financial condition and results of operations.

Our pharmacy locations and operations are subject to extensive regulation by state and federal authorities and there can be no assurance that we are fully compliant with such regulations.

Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver such pharmaceuticals. We are therefore subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws can vary significantly from state to state and, while we continuously monitor state activities and changes in the law, there can be no assurance that we are fully compliant with all laws and regulations that may apply to our pharmacy operations in particular jurisdictions. Many states enforce their pharmacy laws through periodic facility inspections. State authorities may also raise inquiries or complaints regarding our pharmacy practices in connection with the renewal of our license in a particular state or for other reasons. For instance, in January 2005, we received a request from the Montana Department of Labor and Industry that we respond to a complaint filed by a third-party alleging that certain of our activities exceeded that scope of our pharmacy license in Montana. We have filed a response and continue to cooperate with Montana authorities as they review our pharmacy license and our activities in that state. In addition, in December 2005, the Texas Department of Public Health requested information regarding our mail order pharmacy practices. We have responded to this request and have not had further communications with Texas state authorities regarding this matter. Failure to comply with applicable state regulatory requirements can result in enforcement action, including fines, revocation, suspension or failure to renew our state pharmacy licenses, injunctions, seizures, and civil or criminal penalties.

Our pharmacy compounding practices may be deemed by FDA to constitute drug manufacturing, which would subject these practices to regulation by FDA which could temporarily or permanently suspend part or all of our compounding operations.

Some of the pharmacists at our Pulmo-Dose pharmacy in Murray, Kentucky dispense compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by FDA, is considered to be within the practice of pharmacy and is regulated primarily under state law. However, some of the activities that we consider to be compounding may be viewed by the FDA as the manufacture of a new drug product, which would subject such activities to rigorous regulation by FDA under the FFDCA. The line between the activities that constitute drug compounding and the activities that constitute drug manufacturing is not clear, and the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy board do. In recent years, FDA has increased its scrutiny of pharmacy compounding activities, and has issued several warning letters citing pharmacies for violations of the FFDCA based, in part, on volumes and types of compounded pharmaceutical products. On August 1, 2005, FDA initiated an inspection of our compounding pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and noted three inspectional observations. The Company promptly submitted a response to the FDA and continues to engage in ongoing communications with the FDA regarding the inspection and FDA’s continuing review of our pharmacy’s activities. Although the FDA did not conclude that the activities at our Murray, Kentucky pharmacy constitute drug manufacturing, there is no assurance that FDA will ultimately agree that we are not a drug manufacturer and that our operations are in compliance with all applicable regulatory requirements. If the FDA determines that our compounding activities are more consistent with the activities of a drug manufacturer, the FDA could exercise its enforcement authority to temporarily or permanently suspend part or all of our compounding operations, seize part or all of our compounding raw materials and compounded products, or require us to comply with the FFDCA’s rigorous requirements for manufacturing and marketing a new drug. At this time, we cannot predict the full impact that the FDA inspection will have on our business.

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

Three standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; security; privacy; and enforcement. We were required to comply with these Standards by October 16, 2003. We also must comply with the Standards for Privacy of Individually Identifiable Information, which restricts our use and disclosure of certain individually identifiable health information. We were required to comply with the Privacy Standards by April 14, 2003. In addition, the Security Standards required us to implement certain security measures to safeguard certain electronic health information by April 20, 2005. We believe we are in compliance in all material respects with these HIPAA standards. One other standard relevant to our use of medical information has been promulgated under HIPAA, although our compliance with this standard is not yet required. CMS published a final rule, which will require us to adopt a Unique Health Identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

Lack of accreditation of our operating centers or failure to meet government standards for coverage could result in a decline in our revenues.

Currently, approximately 97.5% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. The only entities not accredited are newly acquired entities. If future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues. Further, under MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims will be subject to new quality standards as a condition of receiving payment from the Medicare program. These new standards, which have not yet been implemented, are being developed by CMS and are to be applied by independent accreditation organizations. On September 23, 2005, CMS released draft quality standards for comment, which are expected to be finalized and published in spring of 2006. The draft standards consist of business-related standards, such as financial and human resources management requirements applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and BiPAP, hospital beds, support surfaces, power and manual wheelchairs, and other mobility equipment. CMS announced that it intends to introduce additional product-specific quality standards for other products in the future, and this could include standards that impact us. MMA also authorizes CMS to establish clinical conditions for payment for home medical equipment. These new supplier standards and clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. In addition, because we have Medicare supplier numbers and are subject to any new supplier standards, our failure to meet any new supplier standards could affect our ability to bill and therefore could have a material adverse effect on our business, financial condition and results of operations. At this time, we cannot predict the full impact that the clinical conditions or final quality standards will have on our business.

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

On February 11, 2002, our predecessor entered into a Corporate Integrity Agreement with the DHHS. We have assumed the obligations under this agreement (and the settlement with the federal government). Pursuant to the terms of this agreement, we are obligated to implement procedures designed to ensure compliance with the requirements of Medicare, Medicaid and all other federal health care programs. The Corporate Integrity Agreement is effective for five years. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews relating to our Medicare billing. In the first year of the agreement, the internal claims reviews were also reviewed by an Independent Review Organization. Similarly, in the fourth year of the agreement, the internal claims reviews must also be reviewed by an Independent Review Organization (currently KPMG LLP). We must file reports of the reviews with the Office of Inspector General of the Department of Health and Human Services. As a result of these reviews we may be required to refund certain payments to the federal government and/or be subject to penalties resulting from such overpayments. In addition, failure by us to comply with the Corporate Integrity Agreement could subject us to substantial monetary penalties, exclusion from participation in federal health care programs, as well as adverse publicity, which could seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business, and could result in a deterioration in our financial condition and results of operations. See “Business—Corporate Integrity Agreement” for a more detailed description of the terms of the Corporate Integrity Agreement.

In June 2002, we uncovered a pattern of falsified bulk sales of equipment to the Department of Veterans Affairs, as well as certain improperly recorded revenues from non-bulk VA service contracts.

In late June 2002, we discovered that an independent contractor (who was also a former employee) had falsified certain bulk sales to the Department of Veterans Affairs (“VA”) by fabricating documentation for nonexistent sales of medical equipment in bulk to the VA. Upon learning of these falsified sales, we promptly conducted a comprehensive internal investigation.

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

As a result of the investigation, during 2002, we restated our consolidated financial statements for each of the years ended December 31, 1999, 2000 and 2001 and for the three months ended March 31, 2002. The restatement reflected a net after-tax charge of $14.1 million over a three-year period.

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

Some of our competitors may now or in the future have greater financial or marketing resources than we do. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Air Products and Chemicals, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with under $5 million in revenues. Many of the smaller, owner-operated home medical equipment providers may have a higher level of service quality that is difficult to replicate. There are relatively few barriers to entry in local home health care markets. The competitive nature of the home medical equipment environment could result in a deterioration in our revenues and our business.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of March 1, 2006, our total consolidated long-term debt (including current maturities) accounted for approximately 37% of our total capitalization.

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

Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In the year ended December 31, 2005, our capital expenditures were approximately $78.8 million, representing 14.8% of our net revenues. In addition, we may pursue our growth strategy in part through acquisitions (as competitive and pricing pressures encourage consolidation and economies of scale) and the start-up of new locations. We may need to incur additional indebtedness and/or sell equity securities, from time to time, to fund such capital expenditures. Sufficient financing may not be available to us on terms satisfactory to us, if at all.

In the event that we acquire companies, we may incur unknown liabilities for their past practices, we may be unable to successfully integrate such companies into our operations and our results of operations could deteriorate.

If we acquire additional companies, there can be no assurance that we will be able to integrate such companies successfully or manage our expanded operations effectively and profitably. The process of integrating newly acquired businesses may be costly and disruptive. Our operational, financial and management systems may be incompatible with or inadequate to cost-effectively integrate and manage the acquired systems. As a result, billing practices could be interrupted and cash collections on the newly acquired business could be delayed pending conversion of patient files onto our billing systems and receipt of appropriate licensures and provider numbers from government payors. The integration may place significant demands on our management, diverting their attention from our existing operations. If we are not successful in integrating acquired businesses, our results of operations would likely decline.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 4,662 full time employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline.

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

Goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of December 31, 2005, this goodwill was approximately $42.0 million. As a result of the implementation of “fresh-start” reporting during 2002, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million for reorganization value in excess of fair value of identifiable assets—goodwill. As of December 31, 2005, the reorganization value in excess of fair value of identifiable assets—goodwill remains at a balance of approximately $692.2 million. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

The nature of our business subjects us to litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. In connection with its emergence from bankruptcy, claims made against our predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of its plan of reorganization or pursuant to settlement agreements approved by the Bankruptcy Court. However, although management believes that all pre-petition state claims have also been discharged or dealt with in the plan of reorganization, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against us or our predecessor involving pre-petition claims. Any such claim not discharged could result in a decline in our financial condition and profitability. Since the date of confirmation of the plan of reorganization, we have not and our predecessor has not received any correspondence from a state challenging the pre-petition discharge of claims.

A significant number of our outstanding shares of common stock are concentrated in a small number of stockholders which, acting together, could exercise significant influence over certain aspects of our business.

As of March 1, 2006, our 7 largest stockholders held in the aggregate approximately 65% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and facilities. Our corporate headquarters currently consists of 31,223 square feet (of which we sublease 10,165 square feet) in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. It is leased to us for a seven-year period ending August 18, 2008 at a current base rate of $49,903 per month (including sales tax), plus operating costs (which have historically been approximately $4,000 per month (including sales tax)). In addition to our corporate headquarters, we lease office facilities for approximately 490 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. Our office facilities vary in size from approximately 480 to 60,000 square feet. The total space leased for these offices is approximately 2.36 million square feet at an average price of $8.51 per square foot. All of such office space is leased pursuant to operating leases. We believe that our office locations and other facilities are suitable and adequate for our planned needs.

ITEM 3.	LEGAL PROCEEDINGS

Due to the nature of our business, we are involved from time to time in lawsuits that arise in the ordinary course of our business. We do not believe that any lawsuit that we (or our predecessor) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our internal investigation regarding VA contracts discussed above under the caption “Risk Factors—In June 2002, we uncovered a pattern of falsified bulk sales of equipment to the Department of Veterans Affairs, as well as certain improperly recorded revenues from non-bulk VA service contracts,” and we have provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the trading symbol “ROHI”. Prior to November 8, 2005, there was no established trading market for our common stock and our common stock traded in interdealer and over-the-counter transactions and price quotations were provided in the “pink sheets” by Pink Sheets LLC. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock.

The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the Pink Sheets, LLC (January 1, 2004 through November 7, 2005) and the NASDAQ National Market (November 8, 2005 through December 31, 2005), as applicable:

	High	Low
Fiscal 2004
First Quarter	$24.00	$20.25
Second Quarter	$26.50	$20.75
Third Quarter	$24.60	$18.75
Fourth Quarter	$28.20	$20.00
Fiscal 2005
First Quarter	$28.45	$25.00
Second Quarter	$27.70	$24.10
Third Quarter	$27.77	$22.02
Fourth Quarter (through November 7, 2005)	$23.70	$15.30
Fourth Quarter (November 8, 2005 through December 31, 2005)	$17.29	$15.00

As of March 6, 2006, there were 25,417,270 shares of our common stock outstanding and approximately 80 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2004 and December 31, 2005, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facilities and the indenture governing our 9 1/2% senior subordinated notes due 2012.

Each share of our Series A convertible redeemable preferred stock (Series A Preferred) has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. Accordingly, in June 2004, dividends in the amount of $900,000 were declared on our Series A Preferred and such dividends were paid during the first quarter of 2005. At the 2005 annual meeting of the board of directors held on September 27, 2005, dividends in the amount of $450,000 were declared on our Series A Preferred. Such dividends were paid during the fourth quarter of fiscal 2005.

Effective October 12, 2004, we repurchased 804 shares of our Series A convertible redeemable preferred stock from the Rotech Healthcare Inc. Employees Plan for approximately $0.02 million in order to fund the cash payment of benefits from the Rotech Healthcare Inc. Employees Plan to certain plan participants that are no longer employed by us.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data for the years ended December 31, 2004 and December 31, 2005 have been derived from our audited financial statements included in this report. The consolidated statement of operations data for the year ended December 31, 2003 have been derived from our audited financial statements included in this report. The consolidated balance sheet data for the years ended December 31, 2002 and December 31, 2003 and consolidated statement of operations data for the three months ended March 31, 2002 for our predecessor and the nine months ended December 31, 2002 for us, as the successor company, have been derived from our audited financial statements not included in this report. The statement of operations data and balance sheet data for the year ended December 31, 2001 have been derived from the audited financial statements of our predecessor not included in this report. Data have been presented for the three months ended March 31, 2002 and nine months ended December 31, 2002, rather than for the year ended on such date, because we had only nine months of operating results in fiscal year 2002 since our predecessor, Rotech Medical Corporation, emerged from bankruptcy on March 26, 2002. For all periods prior to April 1, 2002, the results of operations and other financial data set forth below refer to the business and operations of our predecessor which, upon emerging from bankruptcy, transferred substantially all of its assets to us in a restructuring transaction accounted for as of March 31, 2002. For all periods subsequent to March 31, 2002, the results of operations and other financial data refer to our business and operations, as the successor company to Rotech Medical Corporation.

	Predecessor Company		Successor Company
	Year ended December 31,	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2001	2002	2002(1)	2003	2004	2005
Statement of Operations Data:
Net revenues	$583,176	$152,545	$472,941	$580,599	$535,329	$533,182

Costs and expenses
Cost of net revenues	162,886	40,009	124,264	193,411	148,729	166,186
Provision for doubtful accounts	8,044	4,055	17,119	19,462	19,614	17,858
Selling, general and administrative	308,476	79,647	256,941	291,910	256,914	292,162
Depreciation and amortization(2)	60,736	2,839	8,572	16,828	15,191	18,123
Interest (income) expense, net	(322)	(17)	33,093	41,177	33,696	31,503
Provision for settlement of government claims(3)	2,516	—	—	—	—	—
Other (income) expense, net	—	—	—	2,473	(2,389)	(1,809)
Provision for inventory losses	2,141	264	—	—	—	—

Total costs and expenses	544,477	126,797	439,989	565,261	471,755	524,023

Earnings (loss) before reorganization items, income taxes, extraordinary items	38,699	25,748	32,952	15,338	63,574	9,159
Reorganization items(4)	17,107	182,291	3,899	—	—	—

Earnings (loss) before income taxes, extraordinary items	21,592	(156,543)	29,053	15,338	63,574	9,159
Federal and state income (benefit) taxes	23,548	(1,206)	12,567	6,731	27,564	3,613

Earnings (loss) before extraordinary items	(1,956)	(155,337)	16,486	8,607	36,010	5,546
Extraordinary gain on debt discharge, net of taxes	—	20,441	—	—	—	—

Net earnings (loss)(2)	$(1,956)	$(134,896)	$16,486	$8,607	$36,010	$5,546

	Predecessor Company	Successor Company
	December 31, 2001	December 31,
(dollars in thousands)		2002	2003	2004	2005
Balance Sheet Data
Current assets	$163,067	$146,733	$122,194	$157,385	$104,433
Working capital	68,305	61,143	43,704	90,824	25,110
Total assets	1,217,133	1,104,399	1,007,981	1,019,359	1,018,684
Total debt, including current portion	—	478,513	368,000	330,171	329,514
Convertible redeemable preferred stock	—	5,346	6,101	5,343	5,343
Stockholders’ equity	676,434	511,141	520,181	561,897	569,515

	Predecessor Company		Successor Company
	Year ended December 31,	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2001	2002	2002	2003	2004	2005
Selected Historical Financial Data:
EBITDA(5)	$126,685	$(121,133)	$110,081	$176,162	$173,823	$106,194
Capital expenditures	79,765	15,299	47,273	41,993	54,003	78,768
Cash flows provided by operating activities	116,127	26,409	99,698	148,279	134,225	60,681
Cash flows used in investing activities	(84,989)	(15,299)	(50,176)	(45,022)	(54,003)	(109,545)
Cash flows used in financing activities	(39,121)	(5,545)	(21,487)	(110,289)	(36,379)	(1,737)

(1)	We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See note 2 to the audited financial statements for the years ended December 31, 2003, December 31, 2004 and December 31, 2005.

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

(2)	In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We adopted the provisions of Statement 142 effective January 1, 2002. Had Statement 142 been in effect for the year ended December 31, 2001, amortization of goodwill would have been reduced by $47.8 million and net earnings for such period would have increased by $42.2 million.

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

(3)	In February 2002, we settled all outstanding government litigation and pre-petition and certain post-petition claims arising from Medicare payments made to certain of our operating centers as well as claims in unliquidated amounts for a cash settlement of $17 million. In addition, on February 13, 2002, IHS and its subsidiaries, including us, entered into a stipulation with the Centers for Medicare and Medicaid Services, or CMS, whereby CMS was permitted to off-set certain underpayments to IHS with certain overpayments to us in exchange for a full release of all CMS claims against IHS and its subsidiaries, including us, to the effective date of the stipulation. The Bankruptcy Court signed the stipulation on April 12, 2002.

(4)	During the year ended December 31, 2001, the three months ended March 31, 2002, and the nine months ended December 31, 2002, we recorded the following as reorganization items:

	Predecessor Company		Successor Company
	Year ended December 31,	Three months ended March 31,	Nine months ended December 31,
(dollars in thousands)	2001	2002	2002
Severance and terminations	$753	$837	$—
Legal, accounting and consulting fees	3,815	175	1,928
Loss on sale/leaseback of vehicles	—	4,686	169
Priority tax claim allowed	—	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	—	5,000	—
Administrative expense claims allowed	—	7,800	—
Fresh-start reporting adjustments	—	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long-term incentive compensation and other charges resulting from reorganization and restructuring	12,539	1,596	1,802

	$17,107	$182,291	$3,899

(5)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Internally, management uses EBITDA as an indicator of financial performance as well as for operational planning and for decision making purposes. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. A reconciliation of net earnings to EBITDA for each period is presented below. EBITDA as defined herein reflects the effects of non-recurring items (including provision for settlement of government claims, provision for inventory losses, reorganization items and extraordinary items) in amounts of $21,764, $162,114 and $3,899 for the year ended 2001, the three-months ended March 31, 2002 and the nine months ended December 31, 2002, respectively.

Reconciliation of Net Earnings (Loss) to EBITDA

	Predecessor Company		Successor Company
	Year ended December 31,	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2001	2002	2002	2003	2004	2005
Net earnings (loss)	$(1,956)	$(134,896)	$16,486	$8,607	$36,010	$5,546
Income taxes (benefit)	23,548	(1,206)	12,567	6,731	27,564	3,613
Interest expense (income)	(322)	(17)	33,093	41,177	33,696	31,503
Depreciation and amortization	105,415	14,986	47,935	119,647	76,553	65,532
EBITDA	$126,685	$(121,133)	$110,081	$176,162	$173,823	$106,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Information Regarding Forward-Looking Statements” and “Risk Factors.” Our predecessor, Rotech Medical Corporation emerged from bankruptcy on March 26, 2002 and subsequently transferred substantially all of its assets to us in a restructuring transaction. As used herein, unless otherwise specified or the context otherwise requires, references to “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries for all periods subsequent to March 31, 2002 and to the business and operations of Rotech Medical Corporation and its subsidiaries for all periods prior to April 1, 2002.

Introduction

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 490 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services (87.8% of net revenues for the year-ended December 31, 2005), which include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment (11.2% of net revenues for the year-ended December 31, 2005), including hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

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

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 66.7% of the Company’s patient revenue for the year ended December 31, 2005. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in reimbursement rates for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards. The impact of competitive bidding, new clinical conditions and quality standards is uncertain at this time. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG.

According to the OIG’s report on oxygen prices, which was not published until March 30, 2005, in 2002, FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. The March 2005 report superseded an earlier September 2004 OIG report that had found greater differences between FEHBP and Medicare payment rates. On the same day that the OIG published its final report, CMS published 2005 payment amounts for home oxygen equipment and instructed the carriers to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts. During 2005, the new Medicare payment amounts have resulted in a payment reduction of approximately 8.5% for home oxygen equipment provided by us to Medicare beneficiaries.

Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 3.7% of our recorded revenues in 2005. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the March 2005 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our 2005 recorded revenues in the amount of approximately $17.7 million.

MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the year ended December 31, 2005, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% of our recorded revenues. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, payments for drugs delivered through nebulizer equipment were based on 106% of average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $10 million in 2004 and approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

Beginning in 2006, MMA required that payment amounts for most drugs be based on either ASP or competitive bidding for drugs administered by physicians. On November 21, 2005, CMS issued a final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. CAP is to begin on July 1, 2006. Inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profitability and results of operations. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.064 for the fourth quarter of 2005 and continued to slightly decline in the first quarter of 2006, to $0.060. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.165 for the fourth quarter of 2005 and increased slightly in the first quarter of 2006, to $0.227.

Effective January 1, 2006, CMS established a new billing code for compounded budesonide, which includes compounded inhalation medications that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare payment for compounded budesonide, beginning January 1, 2006, is based on pharmacy invoices submitted for individual claims. If the resulting payment rates using the invoice methodology are significantly less than the 2005 ASP payment rates, this payment reduction could have a material adverse effect on our revenues, profitability and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In the 2006 physician fee schedule final rule, CMS reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66.

We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profitability and results of operations. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are expected to result in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profitability and results of operations.

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

Our rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. We recognize rental arrangement revenues ratably over the monthly service period and defer revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor. During the rental period we are responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations.

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

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting Statement 142, goodwill and a substantial amount of our intangible assets are no longer amortized. Pursuant to Statement 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment. We performed our annual impairment testing during our fourth quarter of each year and concluded there was no impairment of successor company goodwill or identifiable intangibles in 2003, 2004 or 2005.

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

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of our capitalized software existed at December 31, 2005.

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

Results of Operations

The following tables show our results of operations for the years ended December 31, 2003, December 31, 2004 and December 31, 2005.

	For the Years Ended December 31,
(dollars in thousands)	2003	2004	2005
Statements of Operations Data:
Net revenues	$580,599	$535,329	$533,182
Costs and expenses:
Cost of net revenues:
Product and supply costs	73,900	70,583	95,182
Patient service equipment depreciation	102,819	61,362	47,409
Operating expenses	16,692	16,784	23,595

Total cost of net revenues	193,411	148,729	166,186
Provision for doubtful accounts	19,462	19,614	17,858
Selling, general and administrative	291,910	256,914	292,162
Depreciation and amortization	16,828	15,191	18,123

Total costs and expenses	521,611	440,448	494,329

Operating Income	58,988	94,881	38,853
Interest expense, net	41,177	33,696	31,503
Other expense (income), net	2,473	(2,389)	(1,809)

	43,650	31,307	29,694
Earnings before income taxes	15,338	63,574	9,159
Federal and state income taxes	6,731	27,564	3,613

Net earnings	$8,607	$36,010	$5,546

EBITDA(1)	$176,162	$173,823	$106,194

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2003, 2004 and 2005.

	For the Years Ended December 31,			Percent Increase (Decrease)
	2003	2004	2005	2004 vs. 2003	2005 vs. 2004
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	-7.8%	-0.4%
Costs and expenses:
Cost of net revenues:
Product and supply costs	12.7%	13.2%	17.9%	-4.5%	34.9%
Patient service equipment depreciation	17.7%	11.4%	8.9%	-40.3%	-22.7%
Operating expenses	2.9%	3.2%	4.4%	0.6%	40.6%

Total cost of net revenues	33.3%	27.8%	31.2%	-23.1%	11.7%
Provision for doubtful accounts	3.4%	3.7%	3.3%	0.8%	-9.0%
Selling, general and administrative	50.3%	48.0%	54.8%	-12.0%	13.7%
Depreciation and amortization	2.9%	2.8%	3.4%	-9.7%	19.3%

Total costs and expenses	89.9%	82.3%	92.7%	-15.6%	12.2%

Operating Income	10.1%	17.7%	7.3%	60.8%	-59.1%
Interest expense, net	7.1%	6.3%	5.9%	-18.2%	-6.5%
Other expense (income), net	0.4%	-0.5%	-0.3%	-196.6%	-24.3%

	7.5%	5.8%	5.6%	-28.3%	-5.2%
Earnings before income taxes	2.6%	11.9%	1.7%	314.5%	-85.6%
Federal and state income taxes	1.2%	5.1%	0.7%	309.5%	-86.9%

Net earnings	1.4%	6.8%	1.0%	318.4%	-84.6%

(1)	See “Selected Historical Consolidated Financial Data,” note (5) on page 39 for a detailed definition of EBITDA and a reconciliation of net earnings to EBITDA. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Year ended December 31, 2005 as compared to year ended December 31, 2004

Total net revenues for the year ended December 31, 2005 decreased $2.1 million, or 0.4%, to $533.2 million, from the comparable period in 2004. The net decrease was primarily attributable to reductions in reimbursement rates for Medicare Part B drugs in the amount of $38.6 million, reductions in reimbursement for HME equipment subject to FEHBP provisions and a reduction in oxygen and other equipment reimbursements in the aggregate amount of $17.7 million, offset by a 13.8% increase in oxygen and drug patient counts (including an increase in net revenues of 2.4% related to business acquisitions) and increased DME sales and other respiratory equipment sales.

Cost of net revenues for the year ended December 31, 2005 increased $17.5 million, or 11.7%, to $166.2 million, from the comparable period in 2004. The net increase was primarily attributable to a $24.6 million increase in product and supply cost resulting from an increase in the number of patients served, changes in our product mix and an increase in drug costs. Operating costs increased $6.8 million as the result of an increase in the number of respiratory therapists employed. The foregoing increases were offset by a $14.0 million decrease in patient service equipment depreciation due to a significant portion of our oxygen rental equipment becoming fully depreciated. Cost of net revenues as a percentage of net revenue was 31.2% for the year ended December 31, 2005 as compared to 27.8% for the comparable period in 2004.

The provision for doubtful accounts for the year ended December 31, 2005 decreased by $1.8 million, or 9.0%, to $17.9 million, from the comparable period in 2004. The provision for doubtful accounts expense as a percentage of net revenues decreased to 3.3% for the year ended December 31, 2005 as compared to 3.7% for 2004. In 2005, we experienced increased transaction volume which resulted in an increase in accounts receivable, and the related monetary increase in the allowance for doubtful accounts. In 2005, improved collection procedures resulted in the decline of the required provision for doubtful accounts on a percentage basis.

Selling, general and administrative expenses for the year ended December 31, 2005 increased by $35.2 million, or 13.7%, to $292.2 million, from the comparable period in 2004. Selling, general and administrative expenses as a percentage of net revenues increased to 54.8% for the year ended December 31, 2005 from 48.0% for 2004. The increase resulted primarily from both costs associated with the rollout of our announced growth strategy and the expenses related to establishing new locations and operating newly acquired businesses which costs and expenses represent 4.1% of net revenues. The residual increase is mainly attributable to general cost inflation.

Depreciation and amortization for the year ended December 31, 2005 increased $2.9 million, or 19.3%, to $18.1 million, from the comparable period in 2004. This increase is primarily attributable to an increase in capital purchases of non-patient service equipment, computer software and computer software upgrades.

Net interest expense for the year ended December 31, 2005 decreased $2.2 million from the comparable period in 2004. The decrease is primarily attributable to the repayment of approximately $25.3 million of long-term bank debt principal during the first quarter of 2004, as well as the repurchase, in August 2004, of $13.0 million of our 9.5% senior subordinated notes due 2012.

Federal and state income taxes for the year ended December 31, 2005 decreased to $3.6 million from $27.6 million in the comparable period of 2004. The decrease in federal and state income taxes was primarily due to decreased taxable income for the year ended December 31, 2005.

Year ended December 31, 2004 as compared to year ended December 31, 2003

Total net revenues for the year ended December 31, 2004 decreased $45.3 million, or 7.8%, to $535.3 million, from the comparable period in 2003. The decrease was primarily attributable to a reduction in Medicare payment rates for inhalation drugs and volume decreases, including decreases related to closing certain of our locations in 2003 due to various contract issues and failure to meet profitability targets.

Cost of net revenues for the year ended December 31, 2004 decreased $44.7 million, or 23.1% to $148.7 million, from the comparable period in 2003. The decrease in cost of net revenues is mainly attributable to the decrease in patient service equipment depreciation of $41.5 million. In 2003, we changed the estimated useful lives of the patient service equipment which resulted in a significant increase in patient service equipment depreciation charged for 2003. Cost of net revenues as a percentage of net revenue was 27.8% for 2004 as compared to 33.3% for 2003.

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

Selling, general and administrative expenses for the year ended December 31, 2004 decreased by $35.0 million, or 12.0%, to $256.9 million, from the comparable period in 2003. The primary factors in the decrease of selling, general and administrative expenses were an $11.5 million decrease in salary expense, a $4.6 million decrease in severance expense, a $6.6 million decrease in bonuses, and an $11.3 million decrease in insurance costs with the remainder attributable to a continued focus on cost controls. Selling, general and administrative expenses as a percentage of net revenues decreased to 48.0% for the year ended December 31, 2004 from 50.3% for the year ended December 31, 2003.

Depreciation and amortization for the year ended December 31, 2004 decreased $1.6 million, or 9.7%, to $15.2 million, from the comparable period in 2003. The primary reason for the decrease was a decline in capital purchases of non-patient service equipment.

Interest expense, net for the year ended December 31, 2004 decreased $7.5 million from the comparable period in 2003. The decrease is primarily attributable to debt payments in the amount of $25.3 million on our term loan and the repurchase, in August 2004, of $13 million of our 9 1/2% senior subordinated notes due 2012 with respect to which we paid a premium of $0.9 million associated with the retirement of such notes.

Federal and state income taxes for the year ended December 31, 2004 increased $20.8 million to $27.6 million, from the comparable period in 2003. The increase in federal and state income taxes was due to much higher earnings before income taxes in the year ended December 31, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $60.7 million for the year ended December 31, 2005 and was $134.2 million for the year ended December 31, 2004. Cash flows and cash on hand in both years were sufficient to fund capital expenditures and required repayments of debt.

Accounts receivable before allowance for doubtful accounts increased from $74.2 million at December 31, 2004 to $90.2 million at December 31, 2005. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 49 days at December 31, 2005 compared to 42 days at December 31, 2004. The increase in accounts receivable was primarily attributable to an increase in receivables from acquisitions held for assignment of Medicare provider numbers.

Included in accounts receivable are earned but unbilled receivables of $28.1 million at December 31, 2005 and $21.1 million at December 31, 2004. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Risk Factors” above.

Net cash used in investing activities was $109.5 million and $54.0 million for the years ended December 31, 2005 and December 31, 2004, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $78.8 million for the year ended December 31, 2005 and $54.0 million for the year ended December 31, 2004, representing 14.8% and 10.1% of our net revenues for each period, respectively. The increase in 2005 is attributed primarily to an increase in patient service equipment and enhancement and upgrades of software and computer systems. Cash outlays for businesses acquired totaled $30.8 million for the year ended December 31, 2005. No businesses were acquired in 2004.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. As of December 31, 2005, we had the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. We did not draw down on the revolving credit facility during 2005, although standby letters of credit totaling $12.7 million have been issued under this credit facility. Please see the section captioned “Business—Senior Secured Credit Facilities” for discussion of our senior secured credit facilities.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in year six. Interest is payable based on the election of the LIBOR rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a LIBOR rate advance. During 2005, we made regularly scheduled amortization payments of $0.4 million on the term loan. As of December 31, 2005 and December 31, 2004, we had balances of $42.2 million and $42.7 million outstanding, respectively, under our term loan. At December 31, 2005, the term loan interest rate was 7.53%. Interest paid during the years ended December 31, 2005 and 2004 was $2.7 million and $2.9 million, respectively.

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2004 and December 31, 2005, we had a balance of $287 million outstanding. Interest paid during the years ended December 31, 2005 and 2004 was $27.3 million and $28.3 million, respectively.

Borrowings under the revolving credit facility and term loan are secured by substantially all of our assets and the agreements with respect to such credit facility and term loan impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. On June 15, 2005, we obtained a waiver of any defaults and events of default that arose under our credit agreement due to our failure to timely deliver (i) our unaudited financial statements for the quarter ended March 31, 2005 and other related deliverables and (ii) an appraisal of certain of our assets. In July 2005, we delivered such financial statements and other required documents in compliance with the terms of the waiver. As of September 30, 2005, we were not in compliance with certain financial condition covenants under our credit agreement. However, on November 8, 2005, we entered into a third amendment to our credit agreement which, among other things (i) modified the meaning of “Material Acquisition” as used in the definition of Consolidated EBITDA, (ii) reset the ratio levels for the financial condition covenants, (iii) reduced permitted capital expenditures for the years 2006 and 2007, (iv) increased our existing ability to make acquisitions by $10 million for 2006 and each year thereafter, provided that certain additional conditions and requirements are met (the “Acquisition Conditions”), and (v) gave us the ability to make additional acquisitions up to an aggregate amount of $30 million, provided that each such acquisition or related series of acquisitions shall (A) be in an amount equal to or greater than $15 million, (B) meet all or certain of the Acquisition Conditions depending on the type of acquisition, and (C) pass a stricter total leverage ratio test. As a result of the reset financial ratio levels included in the third amendment to our credit agreement, we regained compliance with the financial condition covenants under our credit agreement. As of December 31, 2005, we were in compliance with the financial condition covenants under our credit agreement.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2006. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow. We believe that the cash generated from our operations, together with amounts available under our $75 million senior secured revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs into 2007. During the first quarter of 2006, we closed one business acquisition and are in the process of closing other business acquisitions that may utilize operating cash flows in the range of $1 million to $10 million. In January 2006, we drew down approximately $10.0 million of our $75 million senior secured revolving credit facility. As of March 6, 2006, we had $52.3 million available for drawdown on the senior secured revolving credit facility.

Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A convertible redeemable preferred stock under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. Accordingly, in June 2004, dividends in amount of $900,000 were declared on our Series A convertible redeemable preferred stock, which were paid in the first quarter of 2005. At the 2005 annual meeting of the board of directors held on September 27, 2005, dividends in the amount of $450,000 were declared on our Series A convertible redeemable preferred stock. Such dividends were paid during the fourth quarter of fiscal 2005.

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

In order to maintain compliance with certain requirements of Federal law applicable to the Rotech Healthcare Inc. Employees Plan, we made a cash contribution to the plan in the amount of $0.5 million during the fourth quarter of 2005.

Selected Quarterly Financial Data (unaudited)

The following tables present our unaudited quarterly results of operations for 2004 and 2005. The following tables should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. No conclusions should be drawn about our future results from the results of operations for any quarter.

The following is a summary of quarterly financial results for the years ended December 31, 2004 and December 31, 2005:

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004, as restated(a)	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share data)
Summary Statement of Operations Information
Net revenues	$133,010	$135,526	$127,112	$139,682	$123,253	$133,043	$136,969	$139,917
Cost of net revenues	36,248	37,438	37,112	43,009	39,153	41,743	43,095	48,391
Net earnings (loss)	9,135	12,862	5,074	8,939	(2,953)	1,077	3,103	4,320
Net earnings per common share—basic	0.36	0.51	0.20	0.35	(0.12)	0.04	0.12	0.17
Net earnings per common share—diluted	0.35	0.49	0.19	0.34	(0.12)	0.04	0.12	0.17
Market prices:
High	24.00	26.50	24.60	28.20	28.45	27.70	27.77	23.70
Low	20.25	20.75	18.75	20.00	25.00	24.10	22.02	15.00

(a)	As restated, see Note 21 to the consolidated financial statements included in Rotech Healthcare Inc.’s annual report on Form 10-K/A for the year ended December 31, 2004.

Contractual Obligations

As of December 31, 2005, our future contractual cash obligations are as follows:

Contractual Obligations (1)	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations related to our senior secured notes and senior secured term loan (2)	$506,002	$30,872	$99,463	$54,530	$321,137
Operating lease obligations (3)	55,036	21,516	23,158	9,873	489
Other liabilities reflected on our balance sheet under GAAP (4)	4,727	1,291	2,229	1,207	0
Total	$565,765	$53,679	$124,850	$65,610	$321,626

(1)	We do not have any purchase obligations other than standard purchase orders in the ordinary course of business.

(2)	Our debt is comprised of our $287 million of 9 1/2% senior secured notes due 2012, our senior secured term loan and related interest charges. See Note 9 to the consolidated financial statements included in this report for a discussion of our long-term debt.

(3)	Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See Note 10 to the consolidated financial statements included in this report for further discussion of our lease commitments.

(4)	Our other liabilities reflected on our balance sheet primarily relate to the priority tax claim and the required future payments for capital lease obligations.

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

We adopted Statement 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of Statement 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. We do not expect that the adoption of Statement 123R will have a material financial impact on us, unless a significant number of new options are granted.

In November 2005, our Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Rotech Healthcare Inc. Common Stock Option Plan (the Option Plan), effective November 22, 2005, representing options exercisable for the total of 1,148,187 shares of our common stock, including a total of 436,309 shares of common stock underlying options held by our executive officers. This acceleration is expected to reduce after-tax stock option expense that we would otherwise have been required to record by approximately $4.4 million. Of this amount, which represents four years of charges with regard to the affected shares, approximately $0.9 million would have been recorded in our 2006 fiscal year absent the acceleration. The acceleration of the vesting schedule of our options was effected pursuant to Section 5(a)(iv) of the Option Plan. Typically, stock options granted under the Option Plan vest over a four-year period. The decision to accelerate the vesting of stock options is expected to have a positive effect on employee morale and employee retention.

Immediately prior to November 22, 2005, all of our unvested options under the Option Plan had stated exercise prices that exceeded the current market price of our common stock and were “out-of-the-money.” Such options have exercise prices ranging from $17.00 to $27.55 per share and represent approximately 36% of our total outstanding stock options. Except for the accelerated vesting of the options issued under the Option Plan, all other terms and conditions of the options granted under the Option Plan remain the same.

In May 2005, FASB issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement 154). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this Statement 154 will have a material impact on our results of operations or financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concurrently with our predecessor’s emergence from bankruptcy and the transfer to us of its business and operations, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, in consideration for the transfer of the assets of our predecessor to us, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to Rotech Medical Corporation to fund a portion of the cash distributions made by Rotech Medical Corporation in connection with its plan of reorganization. During 2005, the $75 million senior secured revolving credit facility had not been drawn upon, although standby letters of credit totaling $12.7 million have been issued under this credit facility. As of December 31, 2005, $42.2 million was outstanding on the $200 million senior secured term loan. In January 2006, the Company drew down approximately $10.0 million of the $75 million senior secured revolving credit facility. For the year ended December 31, 2005, we incurred $31.5 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the debt facilities (of which $52.2 million was outstanding as of March 6, 2006), we would incur approximately $0.5 million in additional interest expense for the period January 1, 2006 through December 31, 2006.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report which appears below. Deloitte & Touche LLP has also audited the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited management’s assessment, included in the accompanying Management Annual Report on Internal Control Over Financial Reporting of Rotech Healthcare Inc., that Rotech Healthcare Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2006

Changes in Internal Control over Financial Reporting

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

We have made no changes during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

In our earnings release which was furnished to the Securities and Exchange Commission as an exhibit to our current report on Form 8-K dated February 23, 2006, we reported, as of December 31, 2005, other current assets in the amount of $28.5 million of which $23.9 million was a current deferred tax asset. In connection with the completion of our audit for the year ended December 31, 2005, we reclassified our deferred tax asset of $34.7 million relating to net operating loss carry-forwards from a current asset to a long-term asset. The reclassification is attributable to our estimate that we will not have sufficient taxable income in the current period to offset the net operating loss carry-forward. See Note 11 to the consolidated financial statements included in this report for more information regarding our deferred tax liabilities and assets.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy relating to the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2004 and 2005	F-3
	Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	F-4
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	60

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b) See Item 15(a)(3).

(c) See Item 15(a)(2).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2004 and 2005

(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2003	$36,805	$55,483	—	$(63,859)	$28,429
Year ended December 31, 2004	28,429	39,411	—	(40,266)	27,574
Year ended December 31, 2005	27,574	44,687	—	(49,176)	23,085
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$9,201	$19,462	—	$(19,187)	$9,476
Year ended December 31, 2004	9,476	19,614	—	(19,899)	9,191
Year ended December 31, 2005	9,191	17,858	—	(12,283)	14,766

(1)	To record write-offs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: March 16, 2006	By:	/s/ PHILIP L. CARTER
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

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ BARRY E. STEWART Barry E. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	March 16, 2006

/s/ JAMES H. BLOEM James H. Bloem	Director	March 16, 2006

/s/ BARBARA B. HILL Barbara B. Hill	Director	March 16, 2006

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 16, 2006

/s/ WILLIAM J. MERCER William J. Mercer	Director	March 16, 2006

/s/ ARTHUR SIEGEL Arthur Siegel	Director	March 16, 2006

EXHIBIT INDEX

Exhibit Number	Title

2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(c)	Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(d)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(d)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(e)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(f)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(g)	Form of Common Stock Option Agreement.

10.6(d)	Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan.

10.7(d)	Form of Restricted Stock Award Agreement.

10.8(c)	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.9(a)	$275,000,000 Credit Agreement among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties hereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent, dated as of March 26, 2002.

10.10(h)	Amendment, dated as of December 31, 2002, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.11(i)	Second Amendment and Waiver, dated as of June 7, 2004, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.12(j)	Third Amendment, dated as of November 8, 2005, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(g)	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(k)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

Exhibit Number	Title

10.19(a)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.20(c)	First Amended and Restated Employment Agreement with Philip L. Carter dated January 31, 2005.

10.21(c)	First Amended and Restated Employment Agreement with Michael R. Dobbs dated January 31, 2005.

10.22(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

10.23(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

10.24(c)	Letter agreement with Barry E. Stewart with Respect to Rights upon Termination of Employment dated August 10, 2004.

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.

(d)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(e)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(f)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003.

(i)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 16, 2004.

(j)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 14, 2005.

(k)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rotech Healthcare Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2006

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2005

(In thousands, except share and per share data)

	December 31, 2004	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$64,823	$14,222
Accounts receivable, net	64,959	75,475
Other accounts receivable	1,172	973
Inventories	8,726	9,206
Prepaid expenses	4,794	4,557
Deferred tax assets, net	12,911	—

Total current assets	157,385	104,433
Property and equipment, net	129,403	148,168
Intangible assets (less accumulated amortization of $3,394 in 2004 and $4,731 in 2005)	16,610	20,583
Other goodwill	11,256	42,044
Reorganization value in excess of fair value of identifiable assets—goodwill	692,154	692,154
Other assets	12,551	11,302

	$1,019,359	$1,018,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,463	$24,386
Accrued expenses and other current liabilities	23,376	25,436
Accrued interest	7,296	7,246
Deferred revenue	13,975	9,258
Deferred tax liabilities, net	—	10,717
Income taxes payable	2,805	1,646
Current portion of long-term debt	646	634

Total current liabilities	66,561	79,323
Deferred tax liabilities, net	50,326	31,574
Priority tax claim	5,707	3,476
Other long-term liabilities	—	573
Long-term debt, less current portion	329,525	328,880

Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 shares issued and outstanding at December 31, 2004 and 2005	5,343	5,343

Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,323,745 shares issued and outstanding at December 31, 2004 and 25,417,270 shares issued and outstanding at December 31, 2005	3	3
Additional paid-in capital	502,037	504,559
Retained earnings	59,857	64,953

Total stockholders’ equity	561,897	569,515

	$1,019,359	$1,018,684

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2003	2004	2005
Net revenues	$580,599	$535,329	$533,182
Costs and expenses:
Cost of net revenues:
Product and supply costs	73,900	70,583	95,182
Patient service equipment depreciation	102,819	61,362	47,409
Operating expenses	16,692	16,784	23,595

Total cost of net revenues	193,411	148,729	166,186
Provision for doubtful accounts	19,462	19,614	17,858
Selling, general and administrative	291,910	256,914	292,162
Depreciation and amortization	16,828	15,191	18,123

Total costs and expenses	521,611	440,448	494,329

Operating income	58,988	94,881	38,853
Interest expense, net	41,177	33,696	31,503
Other expense (income), net	2,473	(2,389)	(1,809)

	43,650	31,307	29,694
Earnings before income taxes	15,338	63,574	9,159
Federal and state income taxes	6,731	27,564	3,613

Net earnings	8,607	36,010	5,546
Accrued dividends on redeemable preferred stock	450	450	450

Net earnings available for common stockholders	$8,157	$35,560	$5,096

Net earnings per common share—basic	$0.33	$1.41	$0.20

Net earnings per common share—diluted	$0.32	$1.39	$0.20

Weighted average shares outstanding—basic	25,010,881	25,146,315	25,379,173

Weighted average shares outstanding—diluted	25,363,107	25,544,016	25,817,774

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
Balance at December 31, 2002	24,999,998	$2	$494,998	$16,140	$511,140

Net earnings for the year ended December 31, 2003	—	—	—	8,607	8,607
Tax benefit from exercise of stock options	—	—	56	—	56
Proceeds from exercise of stock options	42,031	1	827	—	828
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2003	25,042,029	3	495,881	24,297	520,181

Net earnings for the year ended December 31, 2004	—	—	—	36,010	36,010
Tax benefit from exercise of stock options	—	—	419	—	419
Proceeds from exercise of stock options	281,716	—	5,506	—	5,506
Non-cash stock compensation expense	—	—	231	—	231
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2004	25,323,745	3	502,037	59,857	561,897

Net earnings for the year ended December 31, 2005	—	—	—	5,546	5,546
Tax benefit from exercise of stock options	—	—	242	—	242
Proceeds from exercise of stock options	93,525	—	1,535	—	1,535
Non-cash stock compensation expense	—	—	745	—	745
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2005	25,417,270	$3	$504,559	$64,953	$569,515

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2003	2004	2005
Net earnings	$8,607	$36,010	$5,546
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for doubtful accounts	19,462	19,614	17,858
Depreciation and amortization	119,647	79,124	66,915
Loss (gain) on disposal of fixed assets	367	371	(169)
Loss on extinguishment of debt	—	910	—
Gain on legal settlement	—	—	(1,481)
Deferred revenue acquired	—	—	(785)
Non-cash stock compensation expense	—	231	745
Deferred income taxes	2,952	22,587	5,118
Changes in operating assets and liabilities:
Accounts receivable	(5,111)	(11,820)	(32,839)
Other receivables	1,174	(280)	199
Inventories	3,994	(737)	(266)
Prepaid expenses	(699)	(466)	237
Income tax receivable	(2,531)	2,531	—
Other assets	5,541	(1,179)	(130)
Accounts payable and accrued expenses	1,574	(9,705)	5,074
Accrued interest	(103)	(2,885)	(49)
Income taxes payable	(5,783)	3,225	(1,148)
Deferred revenue	(812)	(3,306)	(4,717)
Other long-term liabilities	—	—	573

Net cash provided by operating activities	148,279	134,225	60,681

Cash flows from investing activities:
Purchases of property and equipment	(41,993)	(54,003)	(78,768)
Business acquisitions	(3,029)	—	(30,777)

Net cash used in investing activities	(45,022)	(54,003)	(109,545)

Cash flows from financing activities:
Payments of long term borrowings	(110,513)	(39,240)	(657)
Payments of liabilities subject to compromise/priority tax claim	(605)	(2,645)	(1,265)
Net proceeds from stock option exercises	829	5,506	1,535
Payments of dividends on redeemable preferred stock	—	—	(1,350)

Net cash used in financing activities	(110,289)	(36,379)	(1,737)

(Decrease) increase in cash and cash equivalents	(7,032)	43,843	(50,601)
Cash and cash equivalents, beginning of year	28,012	20,980	64,823

Cash and cash equivalents, end of year	$20,980	$64,823	$14,222

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$—	$500	$—
Property and equipment unpaid and included in accounts payable	$1,196	$3,858	$5,638
Supplemental disclosures of cash flow information:
Interest paid	$37,104	$33,002	$31,359
Income taxes paid (refunded)	$4,451	$1,202	$(103)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

(1) Basis of Presentation

These footnotes and accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

The Company’s predecessor, Rotech Medical Corporation (the Predecessor), emerged from bankruptcy on March 26, 2002. Pursuant to its Plan of Reorganization (the Plan), on March 26, 2002, Rotech Medical Corporation transferred to Rotech Healthcare Inc. substantially all of the assets it used in connection with its businesses and operations (including stock of substantially all of its subsidiaries). As partial consideration for the transfer of the assets to Rotech Healthcare Inc., Rotech Healthcare Inc. transferred to Rotech Medical Corporation 24,999,998 shares of common stock, which represented all of its outstanding shares of common stock, for further distribution by Rotech Medical Corporation to its senior creditors as contemplated by the Plan.

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

The Company’s common stock currently trades on the NASDAQ National Market under the trading symbol “ROHI”.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period(s); and the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. When services and related products are provided to patients these revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors. Revenues derived from capitation arrangements are insignificant.

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. At the end of each reporting period, the Company defers revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor. During the rental period the Company is responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations.

Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by Company pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in order to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. The Company estimates provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. The Company routinely reviews accounts receivable balances in conjunction with its historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when the Company considers the adequacy of the amounts the Company records as provision for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at the date of investment by the Company. The Company’s cash and cash equivalents are invested in money market accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, consisting principally of medical supplies, medical equipment and replacement parts, and pharmaceutical products.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

Capitalized Software

Included in property and equipment are costs related to internally developed and/or purchased software that are capitalized and amortized over periods varying from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of its capitalized software existed at December 31, 2005.

Goodwill and Intangible Assets

Reorganization value in excess of fair value of identifiable assets—goodwill, represents the portion of reorganization value of the Company at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting.

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. As a result of adopting Statement 142, goodwill and a portion of the Company’s intangible assets are no longer amortized. Pursuant to Statement 142, goodwill and indefinite lived intangible assets are tested for impairment.

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

Management performs the required annual impairment test during the fourth quarter each year, unless indicators of impairment are present and suggest earlier testing is warranted. During the years ended December 31, 2004 and 2005 the Company completed its impairment reviews, which indicated that there were no impairments.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

The Company accounts for its business combinations in accordance with the purchase method of accounting. The purchase prices were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value. In 2005 the carrying value of other goodwill increased $30,788 as a result of business acquisitions (See Note 5). The fair value of acquired finite-lived identifiable intangible assets are amortized over the period of their expected useful life, generally 2 to 20 years.

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2006—$1,351; 2007—$1,332; 2008—$1,311; 2009—$1,309; 2010—$1,236. Accumulated amortization expense was $3,394 and $4,731 at December 31, 2004 and 2005, respectively. The weighted-average useful life of other intangible assets was 17.7 years and 17.8 years as of December 31, 2004 and 2005, respectively.

Provided below is an accounting of intangible assets, other goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2003 through December 31, 2005

	Intangible assets subject to amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets— goodwill
Balance at January 1, 2003	$18,966	$2,316	$692,730
Acquisitions during the year ended December 31, 2003	50	8,940	—
Final valuation adjustments to reorganization value	—	—	(576)
Amortization expense for year ended December 31, 2003	(1,332)	—	—

Balance at December 31, 2003	17,684	11,256	692,154
Amortization expense for year ended December 31, 2004	(1,074)	—	—

Balance at December 31, 2004	16,610	11,256	692,154
Acquisitions during the year ended December 31, 2005	5,235	30,788	—
Other intangibles	75	—	—
Amortization expense for year ended December 31, 2005	(1,337)	—	—

Balance at December 31, 2005	$20,583	$42,044	$692,154

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, the Company evaluates the recoverability of the net carrying value of its property and equipment and its other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows, excluding interest. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. Among other variables, the Company considers factors such as the effects of external changes to the Company’s business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment. Based on this analysis, no impairment charge was required for the years ended December 31, 2003, 2004 and 2005.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

Deferred Financing Costs

In conjunction with the closing of the Company’s senior secured term loan and the 9 1/2% Senior Subordinated Notes due 2012 in March 2002, the Company capitalized approximately $18,625 in financing costs incurred to obtain the bank loans. These costs are being amortized over eight years, the average life of the bank loans using the effective interest rate method. Amortization of the deferred financing costs was approximately $4,746, $2,572 and $1,384 for the years ended December 31, 2003, 2004 and 2005, respectively. Accumulated amortization of the deferred financing costs was $9,184 and $10,568 as of December 31, 2004 and 2005, respectively.

Cost of Net Revenues

Cost of net revenues includes the cost of products, drugs and supplies sold to patients, patient service equipment depreciation, and certain operating costs related to the Company’s respiratory services and pharmacy operations. In 2005, certain costs and expenses associated with the Company’s respiratory services and pharmacy operations were reclassified from selling general and administrative expense to cost of net revenues to reflect current industry practices. The costs and expenses related to certain respiratory services and pharmacy operations in 2003 and 2004 have been reclassified in the accompanying consolidated financial statements to conform to the 2005 presentation.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2004 and 2005 the advertising expenses were $725, $395 and $335, respectively.

Rebates, Early Pay Discounts Earned, and Co-Sale and Marketing Agreements

The Company accounts for rebates, early pay discounts earned, and co-sale and marketing agreements, in accordance with FASB Emerging Issues Task Force Issue No. 02-16: “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (EITF 02-16). Rebates and early pay discounts for products sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by the Company toward earning the rebate or refund provided the amounts are probable and reasonably estimable. Consideration earned related to co-sale and marketing agreements is recorded when the specific contractual obligation is completed. The co-sale and marketing agreement payments are characterized as a reduction of the selling, general, and administrative expenses. The Company records all rebates based upon volume discounts as a reduction of the prices for those vendor’s products, and characterizes the rebate as a reduction of cost of net revenues in the statement of operations. If the consideration is not probable and reasonably estimable, it is recognized as the milestones are achieved.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 497,500, 762,500 and 534,357 for the years ended December 31, 2003, 2004 and 2005, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. The Company uses the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005 are presented below:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Weighted average basic shares	25,010,881	25,146,315	25,379,173
Effect of dilutive securities:
Stock options	352,226	395,256	423,036
Stock awards	—	2,445	15,565

Weighted average diluted shares	25,363,107	25,544,016	25,817,774

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows for the years ended December 31, 2003, 2004 and 2005:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Net earnings:
As reported	$8,607	$36,010	$5,546
Less: employee stock compensation, net of tax, that would have been included in the determination of net earnings had the fair value based method been applied to all awards	(1,225)	(1,453)	(4,424)

Pro forma	$7,382	$34,557	$1,122

Basic net earnings per common share:
As reported	$0.33	$1.41	$0.20
Pro forma	$0.28	$1.36	$0.03
Diluted net earnings per common share:
As reported	$0.32	$1.39	$0.20
Pro forma	$0.27	$1.34	$0.03

In November 2005, the Board of Directors of the Company approved the acceleration of the vesting of all the previously unvested stock options granted under the Rotech Healthcare Inc. Common Stock Option Plan (the Option Plan), effective November 22, 2005, representing options exercisable for the total of 1,148,187 shares of the Company’s common stock, including a total of 436,309 shares of common stock underlying options held by the Company’s executive officers. This acceleration is expected to reduce after-tax stock option expense that the Company would otherwise have been required to record by approximately $4,424. Of this amount, which represents four years of charges with regard to the affected shares, approximately $934 would have been recorded in the Company’s 2006 fiscal year absent the acceleration. The acceleration of the vesting schedule of the Company’s options was effected pursuant to Section 5(a)(iv) of the Option Plan. Typically, stock options granted under the Option Plan vest over a four-year period. The decision to accelerate the vesting of stock options is expected to have a positive effect on employee morale and employee retention.

Immediately prior to November 22, 2005, all of the Company’s unvested options under the Option Plan had stated exercise prices that exceeded the current market price of the Company’s common stock and were “out-of-the-money.” Such options have exercise prices ranging from $17.00 to $27.55 per share and represent approximately 36% of the Company’s total outstanding stock options. Except for the accelerated vesting of the options issued under the Option Plan, all other terms and conditions of the options granted under the Option Plan remain the same. The accelerated vesting of the options outlined above will not alter the vesting of grants of restricted common stock by the Company.

Fair Value of Financial Instruments

The Company believes the carrying amounts of cash, patient accounts receivable-net, other accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The fair value of the Company’s variable rate senior secured term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s senior subordinated notes are estimated

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

based upon a discounted value of the future cash flows expected to be paid over the maturity period of these notes. The estimated fair value of the senior subordinated notes at December 31, 2004 and 2005 was $315,700 and $299,915, respectively.

Concentrations of Credit Risk

The Company’s revenue is generated through approximately 485 locations in 48 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). Revenues were derived from the following payor sources for the periods ended:

	Twelve Months Ended December 31,
	2003	2004	2005
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	71.1%	71.0%	66.7%
Private payors	4.6%	3.5%	3.4%
Commercial payors	24.3%	25.5%	29.9%

	100.0%	100.0%	100.0%

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

The Company adopted Statement 123R effective as of January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. Statement 123R also requires the benefits of

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of Statement 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The Company does not expect that the adoption of Statement 123R will have a material financial impact on the Company, unless a significant number of new options are granted.

In May 2005, FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement 154). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this Statement 154 will have a material impact on our results of operations or financial condition.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.

(3) Petitions for Reorganization under Chapter 11 and Other Information

In October 1997, our predecessor, Rotech Medical Corporation, was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly-owned subsidiary of IHS. On February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor and its subsidiaries, filed separate voluntary petitions for relief under Chapter 11 (Chapter 11) of the United States Bankruptcy Code (the Bankruptcy Code) with the United States Bankruptcy Court in the District of Delaware (the Bankruptcy Court). On November 23, 2001, IHS filed a Plan of Reorganization for the Predecessor and its subsidiaries, which was approved by the creditors and confirmed by the Bankruptcy Court on February 13, 2002. The Plan became effective on March 26, 2002 as the conditions to the effectiveness of the Plan were fulfilled. On the effective date, the Predecessor transferred to the Company substantially all of the assets used by it in connection with its businesses and operations (including the stock of substantially all of its subsidiaries).

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

Settlement with IHS. During the pendency of the Chapter 11 case, the Predecessor and IHS operated pursuant to an integrated cash management system controlled by IHS. Pursuant to the settlement agreement with IHS, among other things, the Predecessor and IHS have fully and finally satisfied the claims they have against each other by a transfer of $40,000 in cash and a $5,000 promissory note. The Predecessor and IHS exchanged, effective as of the effective date of the Plan, general releases, which cover all intercompany claims against each other. As the successor to Rotech Medical Corporation, the Company is subject to the terms of the settlement agreement.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

The Corporate Integrity Agreement is for a term of five years. Among other things, the Corporate Integrity Agreement requires the Company to conduct internal claims reviews related to our Medicare billing. In the first year of the agreement, the internal claims reviews were also reviewed by an Independent Review Organization (IRO). Similarly, in the fourth year of the agreement, the internal claims reviews will also be reviewed by an IRO. Under certain circumstances, the internal claims reviews may also be reviewed by the IRO in the fifth year of the agreement. KPMG LLP has acted as our IRO. The Company must file reports of the reviews with the Office of Inspector General of the DHHS.

In addition, the Corporate Integrity Agreement imposes upon the Company (including in most instances our officers, directors, employees and others) various training requirements, as well as the need to have certain policies and procedures in place. It also requires that the Company have a Compliance Officer, several “Compliance Liaisons,” and a Compliance Committee.

The Corporate Integrity Agreement also mandates that the Company have certain procedures in place with respect to our acquisition process. More specifically, the Company is required to have an Acquisition Committee (which is comprised of members of senior management) which approves all acquisitions before they are consummated. As part of the acquisition process, the Company is required to conduct operational and file reviews of potential entities in which the Company might acquire an interest. Assuming that the Company decides to acquire an entity, the Company is required to provide a report to the Office of Inspector General of the DHHS indicating that the Company followed the acquisition procedures set forth in the Corporate Integrity Agreement and specifying any corrective action that might be necessary post acquisition.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

(4) Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2004	2005
Patient accounts receivable	$74,150	$90,241
Less allowance for doubtful accounts	9,191	14,766

	$64,959	$75,475

Included in patient accounts receivable at December 31, 2004 and 2005 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 57% and 51% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $21,143 and $28,054 at December 31, 2004 and 2005, respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5) Business Acquisitions

During 2005, the Company acquired nine complementary home respiratory therapy businesses in specific geographic markets, for an aggregate total cost of $38,558, of which $30,777 was paid in cash. Additionally, the Company recorded $5,437 in deferred acquisition obligations which are included in the consolidated balance sheet within “Accrued expenses and other current liabilities”. In 2005, the Company recorded other income of $1,481 related to a legal settlement in conjunction with an acquisition in accordance with EITF 04-01 Accounting for Preexisting Relationships between the Parties to a Business Combination.

No acquisitions were made in 2004. These transactions were accounted for as purchases and the results of operations of the acquired companies are included in the accompanying statements of operations from the dates of acquisition. The purchase prices with respect to each acquisition were allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value.

The aggregate purchase price of the Company’s acquisitions during 2005 was allocated as follows:

2005
Current assets	$218
Property and equipment	2,317
Intangible assets	5,235
Goodwill	30,788

$38,558

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2004 and 2005 includes the 2005 acquisitions as if they had been combined at the beginning of 2004:

	2004	2005
	(In thousands, except per share data)
Net revenues	$564,589	$551,101

Net earnings	$37,960	$5,488

Basic—net earnings per common share	$1.51	$0.22

Diluted—net earnings per common share	$1.49	$0.21

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2004 or of future results of operations of the combined companies.

(6) Property and Equipment

Property and equipment consist of the following at December 31:

	2004	2005
Patient service equipment	$250,973	$307,100
Furniture, office equipment, computers and software	51,244	70,404
Vehicles	4,077	4,345
Leasehold improvements	10,201	13,041

	316,495	394,890
Less accumulated depreciation	187,092	246,722

	$129,403	$148,168

Depreciation expense was $118,316, $75,481 and $64,195 for the years ended December 31, 2003, 2004, and 2005, respectively.

Effective April 1, 2003, the Company changed its estimated useful life on certain long-lived assets acquired from the Predecessor. The estimated useful life of certain acquired rental property was changed from an aggregate of four years from the date acquired from our predecessor to a five-year useful life from the original acquisition date by our predecessor. The change increased depreciation expense in the twelve months ended December 31, 2003 by $42,500 and decreased net income by approximately $23,800, or $0.95 per basic share and $0.94 per diluted share for the fiscal year ended December 31, 2003. The change in estimate was made to more closely match the replacement rates of rental property acquired with its specific remaining useful life.

During 2004, the Company undertook a project to physically count the patient service equipment within all the respective operating locations and to estimate the equipment utilized for rental within patient homes, in order to refine the estimate of patient service equipment being accounted for under the composite method (see Note 2). As a result of this project, the Company believes that certain of the equipment acquired from the Predecessor, is no longer in service or held by the Company or its patients. Such equipment was determined to have been fully

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

depreciated prior to December 31, 2004. Accordingly, the Company has reduced the gross patient service equipment account and the related accumulated depreciation by offsetting $52 million. This adjustment had no impact on our results of operations in 2004 and 2005.

(7) Other Assets

Other assets consist of the following at December 31:

	2004	2005
Debt issue costs	$9,445	$8,214
Prepaid expenses—long term	531	468
Deposits	2,575	2,620

	$12,551	$11,302

Debt issue costs relate to the long-term debt obtained upon emergence from bankruptcy.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2004	2005
Accrued salaries and wages	$9,094	$10,228
Accounts receivable credit balances	7,668	3,203
Notes payable on acquisitions	—	5,437
Accrued health insurance and other claims	3,746	3,877
Current portion of priority tax claim	—	966
Dividends payable	900	—
Sales tax payable	846	860
Accrued employee/employer 401K contributions	781	766
Other	341	99

	$23,376	$25,436

(9) Long-Term Debt

The Company’s long-term debt consists of the following at December 31:

	2004	2005
Capital lease obligations with interest at a fixed rate of 4.5% at December 31, 2005, due in monthly installments through 2007, secured by equipment	$500	$282
Senior Secured Term Loan; $109 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	42,671	42,232
9 1/2% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	330,171	329,514
Less current portion	646	634

Total long-term debt	$329,525	$328,880

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

In addition to the above, as of December 31, 2005, the Company has a $75,000 five-year revolving credit facility available. No debt was outstanding under this facility at December 31, 2005; however the Company has issued letters of credit totaling $12,700 under this facility.

Long-term debt maturities excluding capital lease obligations are as follows: 2006—$439; 2007—$31,372; 2008—$10,421; 2009—$0; 2010—$0 and thereafter—$287,000.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2006	$201
2007	91
2008	0

Total	292
Less amount representing interest	10

Present value of minimum capital lease payments	$282

At December 31, 2005, the equipment under capital leases is included in property and equipment with a carrying amount of $500 and accumulated depreciation of $231.

Interest expense, net was as follows for the twelve months ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Interest expense	$41,884	$33,967	$32,694
Interest income	(707)	(271)	(1,191)

Interest expense, net	$41,177	$33,696	$31,503

The senior secured credit facilities contain customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. Our senior secured credit facilities also contain customary financial covenants including, maintenance of the following ratios: (a) a consolidated total leverage ratio, (b) a consolidated senior leverage ratio, (c) a consolidated interest coverage ratio and (d) a consolidated fixed charge coverage ratio. As of December 31, 2005, the Company is in compliance with its financial condition covenants under the credit agreement.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

(10) Lease Commitments

The Company operates principally in leased offices and warehouse facilities. In addition, Company vehicles, delivery vehicles and office equipment are leased under various operating leases. Lease terms range from four months to ten years with renewal options for additional periods. Many leases provide that the Company pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

The Company recognizes rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $24,590, $22,079 and $25,289 for the years ended December 31, 2003, 2004 and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2005, the short term portion of the liability of $46 is included in the accompanying consolidated balance sheet within accrued expenses and other current liabilities. The long term liability portion of $487 is included in the other long-term liabilities.

Future minimum rental commitments under non-cancelable leases, for branch locations and vehicle leases, are as follows:

For the years ending December 31:
2006	$21,516
2007	14,159
2008	9,000
2009	6,072
2010	3,801
Thereafter	488

$55,036

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

indemnify the Predecessor and IHS for all taxes that they incur as a result of the Section 338(h)(10) and similar elections, other than up to $2 million of certain specified taxes. Also, IHS has agreed to indemnify the Company and the Predecessor for all taxes attributable to IHS and subsidiaries that are not also subsidiaries of the Company or the Predecessor.

Prior to March 31, 2002, the Predecessor was included in IHS’s consolidated federal income tax return. The allocated provision for current income taxes is applied to increase balances due to the parent company. The allocated provision for income taxes on earnings before income taxes is summarized below for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Current:
Federal	$—	$2,434	$(754)
State	3,000	2,454	856

Total current provision	3,000	4,888	102

Deferred:
Federal	3,753	20,403	3,158
State	(22)	2,273	353

Total deferred provision	3,731	22,676	3,511

	$6,731	$27,564	$3,613

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2004	2005
Long-term deferred tax (asset) liabilities:
Excess of book over tax basis of property and equipment	$1,672	$(181)
Excess of book over tax basis of intangible assets	48,377	66,462
Net operating loss	—	(34,707)
Other	277	—

Total long-term deferred tax (asset) liabilities, net	50,326	31,574

Current deferred tax (asset) liabilities:
Deferred revenue	8,084	9,992
Other accrued liabilities	(661)	(1,188)
Net operating loss	(21,702)	—
Other	1,368	1,913

Total current deferred tax (asset) liabilities, net	(12,911)	10,717

Net deferred tax liabilities	$37,415	$42,291

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

A reconciliation of the tax provision computed at the statutory federal tax rate on earnings before income taxes to the actual income tax provision is as follows for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Tax provision computed at the statutory rate	$5,290	$22,251	$3,206
State income taxes, net of federal income tax benefit	642	2,100	320
Intangibles amortization and other book expenses not deductible for tax purposes	476	374	236
Other	323	2,839	(149)

Total income tax expense	$6,731	$27,564	$3,613

Generally accepted accounting principles require a valuation allowance to be provided to reduce the carrying value of deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of December 31, 2004 and 2005.

At December 31, 2005, the Company has available federal net operating loss carry-forwards of approximately $88,750, which expire in 2025. As of December 31, 2005, the Company has reclassified its deferred tax asset relating to net operating loss carry-forwards from a current asset to a long term asset. The reclassification is attributable to the Company’s estimate that it will not have sufficient taxable income in the current period to offset the net operating loss carry-forward.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2005, $3,000 was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local tax issues could result in additional charges to earnings in future periods in addition to the $3,000 currently provided. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

(12)    Insurance Coverage

The Company has a self-insured plan for health and medical coverage for its employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $175. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets were approximately $2,744 and $2,921 as of December 31, 2004 and 2005, respectively.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

Federal law continues to impact and reduce Medicare payment levels. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in payments for home medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The impact of competitive bidding, new clinical conditions and quality standards is uncertain at this time. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG. Because of a delay in publication of the OIG’s final report on oxygen prices, reduced rates for oxygen equipment were not implemented until April 2005. As of January 1, 2005, MMA also reduced payments for inhalation drugs delivered through nebulizer equipment to an amount based on 106% of average sales price, or ASP. Reductions in Medicare reimbursement for oxygen equipment, non-oxygen HME items subject to the Medicare price cuts and inhalation medications could have a material adverse effect on our revenues, profitability and results of operations.

The Company’s operations are subject to a variety of Federal, State and Local legal and regulatory risks, including without limitation the Federal Anti-Kickback Statute and the Federal Ethics in Patient Referral Act (so-called “Stark Law”) and the False Claims Act, many of which apply to virtually all companies engaged in the healthcare services industry. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for or to induce the referral of Medicare and Medicaid patients. The Stark Law prohibits certain financial relationships between ancillary service providers and referring physicians. The False Claims Act prohibits any person from knowingly presenting, or causing to be presented for payment, a false or fraudulent claim for payment to the federal government. Other regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

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

As noted previously, on February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which pre-bankruptcy claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against the Predecessor with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed the Predecessor’s plan of reorganization which became effective on March 26, 2002. On December 20, 2004, the Bankruptcy Court entered a final decree closing the Predecessor’s bankruptcy case. In connection with its emergence from bankruptcy, claims made against the Predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the Plan or pursuant to settlement agreements approved by the Bankruptcy Court. However, although management believes that all pre-petition state claims have also been discharged or dealt with in the Plan, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against the Predecessor or the Company involving pre-petition claims. Since the date of confirmation of the Plan, neither the Company nor the Predecessor has received any correspondence from a state challenging the pre-petition discharge of claims.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

(15)    Employee Benefit Plans

401(k) Savings Plan

The Company sponsors a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. The Company’s contribution expense was approximately $608, $565 and $507 for the years ended December 31, 2003, 2004 and 2005, respectively.

Employee Profit Sharing Plan

Pursuant to the Plan, the Company contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (see Note 18) (Initial Company Contribution) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (Employees Plan). Employees of the Company as of the effective date of the Employees Plan (Effective Date), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on the January 1 or July 1 following their first day of employment with the Company. Company contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by the Company to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. The Initial Company Contribution to the Employees Plan was valued at $5,000 and was charged to operations of the Predecessor for the three months ended March 31, 2002. There were no Company contributions made to the Employees Plan for the years ended December 31, 2003 or 2004. In February 2005, the Company’s board of directors authorized a cash contribution in the amount of $500, which was paid on December 27, 2005.

Effective October 12, 2004, the Company repurchased 804 shares of Series A Preferred for approximately $0.02 million from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by the Company.

(16)    Stock Compensation Plans

Under the Company’s Common Stock Option Plan, which became effective March 26, 2002, the Company can grant to employees, directors, or consultants incentive and nonqualified options to purchase up to 4,025,000 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years. At December 31, 2005, options to acquire up to 488,128 shares of common stock were available for grant pursuant to this plan, options exercisable for 3,127,600 shares of common stock were outstanding and 409,272 shares of common stock had been issued upon the exercise of options granted under the Company’s Common Stock Option Plan.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the twelve months ended December 31, 2003, 2004 and 2005: expected volatility of 5% for 2003 and 27.98% for 2004 and 32.52% for 2005; dividend yield of 0.0%; expected option life of approximately 5.00 years for 2003, 6.86 years for 2004 and 7.31 years for 2005; and an average risk-free interest rate of 2.98% for 2003, 3.6% for 2004 and 3.93% for 2005.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

The following table summarizes the Company’s stock option transactions for the years ended December 31, 2003, 2004 and 2005:

	Number of Shares	Weighted Average Price
Options outstanding at December 31, 2002	2,106,875	$18.91
Granted	1,627,500	18.15
Exercised	(42,031)	19.68
Forfeited	(401,094)	19.28

Options outstanding at December 31, 2003	3,291,250	$18.48
Granted	440,000	23.39
Exercised	(281,716)	19.54
Forfeited	(235,159)	18.70

Options outstanding at December 31, 2004	3,214,375	$19.04
Granted	125,000	24.09
Exercised	(85,525)	25.24
Forfeited	(126,250)	21.00

Options outstanding at December 31, 2005	3,127,600	$19.23

Options to purchase approximately 3,127,600 shares of common stock at prices ranging from $14.55 to $27.55 per share were outstanding as of December 31, 2005.

The following table summarizes the Company’s stock options outstanding and exercisable by ranges of option price, as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Option Price
$14.55 - 16.99	32,000	7.38	$14.55	32,000	$14.55
$17.0 - 19.94	1,700,600	7.14	$17.00	1,700,600	$17.00
$19.95 - 20.00	585,000	6.44	$20.00	585,000	$20.00
$20.01 - 26.00	770,000	8.26	$23.33	770,000	$23.33
$26.01 - 27.55	40,000	9.14	$27.41	40,000	$27.41

Total	3,127,600	7.31	$19.23	3,127,600	$19.23

The weighted average exercise prices and grant date fair values of options with an exercise price that is less than, equal to, or greater than, the market price on the grant date are as follows for the years ended December 31, 2003, 2004 and 2005:

	2003		2004		2005
	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value
Options issued:
Less than market price	$—	$—	$—	$—	$—	$—
Equal to market price	$22.17	$3.10	$23.39	$3.88	$24.09	$8.89
Greater than market price	$17.00	$1.39	$—	$—	$—	$—

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

Effective as of August 1, 2004, the Company established the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan. Under the terms of the plan, non-employee directors will receive a certain number of shares per year subject to transfer restrictions for a set period of time. The maximum number of shares issued under the plan cannot exceed 200,000. Restricted stock awards for an aggregate amount of 32,000 shares and 40,000 shares of common stock have been granted to the Company’s non-employee directors during the years ending December 31, 2004 and 2005, respectively. The weighted average per share fair value for the 2004 and 2005 grants was $20.50 and $23.19, respectively. Stock compensation expense recognized by the Company in the years ended December 31, 2004 and December 31, 2005 under the restricted stock plan was approximately $232 and $745, respectively.

(17)    Revenue Data

Net revenues are derived from the following principal service categories:

	For Years Ended December 31,
	2003	2004	2005
Oxygen and other respiratory therapy	$487,045	$463,487	$468,187
Home medical equipment	85,922	66,088	59,933
Other	7,632	5,754	5,062

	$580,599	$535,329	$533,182

(18)    Series A Convertible Redeemable Preferred Stock

The Company issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (Series A Preferred) upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by the Company’s employee profit sharing plan (see Note 15) and the total preferred stock authorized by the Company is 1,000,000 shares. Each share of Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of the Company’s board of directors in cash or in additional shares of Series A Preferred.

The Series A Preferred has conditional redemption features. During the first five years, the Series A Preferred is only convertible immediately prior to the consummation of an underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933 at a price per share of at least $20 and with gross proceeds to the Company of at least $100,000. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of the Company’s common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by the Company on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 249,196 shares of Preferred Stock would be approximately $4,984 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements. Effective October 12, 2004, the Company repurchased 804 shares of Series A Preferred for approximately $20 from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Company’s employee profit sharing plan to certain plan participants that are no longer employed by the Company.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2003, 2004 and 2005

(In thousands, except share and per share data)

No dividends will be declared or paid upon the Company’s common stock, unless and until dividends have been declared on the Series A Preferred. During June 2004, the Company’s Board of Director’s declared a dividend in the amount of $900 payable to the holder of the Series A Preferred, which was paid on March 23, 2005. During September 2005, the Company’s Board of Director’s declared a dividend in the amount of $450 payable to the holder of the Series A Preferred, which as paid on December 28, 2005.

In the event of any liquidation, or sale or merger, each holder of preferred stock shall receive, out of the assets of the Company legally available for distribution to its stockholders, prior to any payment to any junior securities, the redemption amount described above as a preferential distribution.

(19)    Restructuring Accruals

During 2003, 2004 and 2005 the Company implemented certain restructuring activities that included employee reductions and real estate consolidations to improve operating effectiveness and efficiencies. The Company terminated approximately 15% of its employees during the year ended December 31, 2003. The terminated employees consisted of a variety of corporate and administrative personnel and field staff in a variety of capacities. During the year ended December 31, 2003, $6,508 of restructuring related charges were recognized, which consisted of severance and lease cancellation charges. Of the $6,508 in charges, $6,232 was paid in cash. As of December 31, 2003, the Company had approximately $1,676 recorded in accrued expenses related to restructuring charges.

During the year ended December 31, 2004, restructuring related charges were recognized, which consisted of severance and lease cancellation charges in the amount of $538, and the Company made payments in the amount of $1,698 relating to severance and lease cancellation charges.

During the year ending December 31, 2005, restructuring related charges were recognized, which consisted of severance and lease cancellation charges in the amount of $950, and the Company made payments in the amount of $346 relating to severance and lease cancellation charges. As of December 31, 2005 the Company had approximately $1,021 recorded in accrued expense related to restructuring charges and severance charges. The restructuring related charges are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.