Form 10-K/A
period 2005-12-31
ROTECH HEALTHCARE INC
filed 2006-05-01
CIK 1175108

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

DOCUMENTS INCORPORATED BY REFERENCE: See Explanatory Note below.

EXPLANATORY NOTE

Rotech Healthcare Inc. (the “Company”) is filing this Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 (the “Original Filing”) solely to include Items 10, 11, 12, 13 and 14 under Part III of Form 10-K and to update the Exhibit Index. The Original Filing incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Company’s proxy statement for its 2006 annual meeting of stockholders as permitted by Instruction G.(3) to Form 10-K. However, the Company now desires to include such information in its Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 in Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the reference on the cover page of the Original Filing to the incorporation by reference of the information called for by Part III of the Form 10-K to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is hereby amended to delete that reference. No other information in the Original Filing is amended hereby.

Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing. In addition, this Form 10-K/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer at Exhibits 31.1 and 31.2 and a form of indemnification agreement at Exhibit 10.25, and the Exhibit Index included with the Original Filing has been updated accordingly.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company’s directors and executive officers and their ages as of May 1, 2006 are as follows:

Name	Age	Position
Philip L. Carter	57	President, Chief Executive Officer and Director
Michael R. Dobbs	56	Chief Operating Officer
Barry E. Stewart	51	Chief Financial Officer and Treasurer
Arthur J. Reimers	51	Chairman of the Board
James H. Bloem	55	Director
Barbara B. Hill	53	Director
Edward L. Kuntz	61	Director
William J. Mercer	58	Director
Arthur Siegel	68	Director

All directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Pursuant to the Company’s By-laws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified. On May 1, 2006, Mr. Mercer informed the Company that he does not intend to stand for re-election following the expiration of his term as director at the next annual meeting of stockholders.

Philip L. Carter has been President, Chief Executive Officer and a director of the Company since December 2002. From March 2002 to November 2002, Mr. Carter was self-employed. From May 1998 to February 2002, Mr. Carter was the Chief Executive Officer and a director of Apria Healthcare Group Inc., a publicly traded healthcare company. Prior to joining Apria Healthcare Group Inc., Mr. Carter had served as President and Chief Executive Officer of Mac Frugal’s Bargains Close-Outs Inc., a chain of retail discount stores, since 1995.

Michael R. Dobbs became Chief Operating Officer of the Company in January 2003. Prior to joining the Company, Mr. Dobbs was an officer of Apria Healthcare Group Inc., a publicly traded healthcare company, serving as Executive Vice President, Logistics from January 1999 to January 2003 and as Senior Vice President, Logistics from June 1998 to January 1999. Prior to joining Apria Healthcare Group Inc., Mr. Dobbs served as Senior Vice President of Distribution for Mac Frugal’s Bargains Close-Outs Inc., a chain of retail discount stores, from 1991 to 1998.

Barry E. Stewart became Chief Financial Officer and Treasurer of the Company in July 2004. Prior to joining the Company, Mr. Stewart was Chief Financial Officer of Evolved Digital Systems, Inc., a healthcare technology solutions company, from 2001 to 2004, and Vice President of Finance of Community Health Systems, Inc., a provider of general hospital healthcare services, from 1996 to 2001. Prior to 1996, Mr. Stewart served in various managing director positions with national commercial banks. Mr. Stewart currently serves as a director and the chairman of the audit committee of the Board of Directors for FloTek Industries, Inc., a publicly traded company engaged in oilfield solutions headquartered in Houston, Texas. Mr. Stewart is a licensed Certified Public Accountant.

Arthur J. Reimers, the Chairman of the Board of Directors, has been a director of the Company since March 2002. From 2001 to present, Mr. Reimers has acted as an independent financial consultant and business consultant. Mr. Reimers joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.’s initial public offering in 1998, he became a Managing Director and served in that capacity until his resignation in 2001. From 1996 through 1999, Mr. Reimers served as a co-head of Goldman, Sachs & Co.’s Healthcare Group, Investment Banking Division.

Mr. Reimers serves on the Board of Directors of Bear Naked, a private food company. Mr. Reimers is currently an assistant adjunct professor at Miami University and sits on the investment committee of the Miami University Foundation. Mr. Reimers has a Bachelor of Science from Miami University and a Masters of Business Administration from the Harvard Business School.

James H. Bloem has been a director of the Company since October 2005. Since February 2001, Mr. Bloem has served as Senior Vice President, Chief Financial Officer and Treasurer of Humana Inc., a publicly traded health benefits company. Mr. Bloem has extensive experience as a senior financial and operating executive for publicly traded companies as well as a corporate and tax attorney and certified public accountant in private practice. Mr. Bloem has a Bachelor of Arts degree from Calvin College, a Juris Doctor degree from Vanderbilt Law School and a Masters of Business Administration from Harvard Business School.

Barbara B. Hill has been a director of the Company since September 2005. Ms. Hill currently serves as the Chief Executive Officer of ValueOptions, Inc., a behavioral healthcare company, located in Norfolk, Virginia. Prior to her current position, Ms. Hill served as Chairman and Chief Executive Officer of Woodhaven Health Services, an institutional pharmacy company from August 2004 to March 2006. Ms. Hill traveled and conducted independent business related studies from October 2003 to August 2004. From April 2002 to October 2003, Ms. Hill served as President and a director of Express Scripts, Inc., a publicly-traded pharmacy benefits management company (“Express Scripts”). Ms. Hill previously also served as a director of Express Scripts from January 2000 until March 2001. Prior to joining Express Scripts, Ms. Hill was Senior Vice-President, Operations for CIGNA HealthCare, a managed healthcare company, from November 2000 to January 2002. Ms. Hill was also President and Chief Executive Officer of Rush Prudential Health Plans, a managed healthcare company (“Rush”), from 1996 until Rush was acquired by WellPoint Health Networks, Inc. (“WellPoint”), after which she remained with WellPoint through a transition period ending in June 2000. She earned her Bachelor of Arts and Masters of Sciences degrees from The Johns Hopkins University.

Edward L. Kuntz has been a director of the Company since March 2002. Mr. Kuntz currently serves as the Executive Chairman of the Board of Directors of Kindred Healthcare, Inc., a long-term health care provider. From 1999 to December 2003, Mr. Kuntz served as the Chairman of the Board and Chief Executive Officer of Kindred. From 1998 to 1999, Mr. Kuntz served in several other capacities at Kindred, including as President, Chief Operating Officer and a director. From 1992 to 1997, Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a leading provider of long-term health care services. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of health care services and investment companies. Mr. Kuntz has a Masters of Law, a Juris Doctor and a Bachelor of Arts degree from Temple University.

William J. Mercer has been a director of the Company since March 2002. Mr. Mercer is the Founder and Managing Member of Avocet Ventures, LLC, a private equity investment firm. Prior to his current position, Mr. Mercer served as Managing Partner of Aberdeen Strategic Capital, LP, a private equity firm. From 1996 through 1999, Mr. Mercer was the President and Chief Executive Officer, and director, of ALARIS Medical, Inc., a leading manufacturer of advanced medical instruments and devices. From 1995 through 1996, Mr. Mercer was the President and Chief Executive Officer of IVAC Medical Systems, Inc., an infusion therapy and patient monitoring company. Prior to that, Mr. Mercer spent over 17 years, primarily in medical imaging, with Mallinckrodt, Inc., a global health care company. Mr. Mercer serves as a member of the board and audit committee of Intuitive Surgical, Inc., a publicly traded manufacturer of operative robotic instruments and related devices. Mr. Mercer also serves as a member of the board of R2 Technology, Inc., a privately held, computer aided detection medical imaging software company. Mr. Mercer received his B.S. in Zoology from North Carolina State University and a certificate from the Advanced Management Program of Harvard Business School.

Arthur Siegel has been a director of the Company since October 2002. He is currently an independent consultant. From October 1997 to August 2001, he was the executive director of the Independence Standards Board, a promulgator of independence standards for auditors. In October 1997, he retired from Price Waterhouse LLP (now

PricewaterhouseCoopers LLP) after 37 years, including 25 years as a partner and seven years as vice chairman of accounting and auditing services. Mr. Siegel holds a Masters of Business Administration and a Bachelor of Arts from Columbia University.

Audit Committee

The audit committee of the Board of Directors has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audit committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the retention and, if necessary, the termination of the Company’s auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the Company’s independent auditors and the Company’s accounting practices. Currently, Messrs. Siegel, Bloem and Reimers are the director members of the audit committee.

Mr. Siegel currently serves as the chairman of the Company’s audit committee. The Board of Directors has determined that, based upon Mr. Siegel’s experience in the fields of accounting and auditing services and Mr. Bloem’s experience as a senior financial executive as well as a tax attorney and certified public accountant, each qualifies as an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission. Please see “—Directors and Executive Officers” above for a description of Mr. Siegel’s and Mr. Bloem’s relevant experience. The Board of Directors has determined that both Mr. Siegel and Mr. Bloem are “independent”, as that term is defined by applicable Securities and Exchange Commission rules and the applicable Nasdaq Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers, and greater than 10% stockholders are required by the Securities and Exchange Commission to furnish the Company with copies of the reports they file.

Based solely on the Company’s review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during the 2005 fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to the members of its board of directors, principal executive officer, principal financial officer and other persons performing similar functions. The Company has also issued a Policy Statement on Business Ethics and Conflicts of Interests which is applicable to all employees. The Company’s code of ethics and Policy Statement on Business Ethics and Conflicts of Interests are posted on the Company’s internet website, www.rotech.com, and are available, without charge, upon written request directed to the Chief Legal Officer, Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida, 32804.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2003, 2004 and 2005, the compensation earned by or paid to Philip L. Carter, the Company’s President and Chief Executive Officer, and the other executive officers of the Company, referred to herein as the named executive officers.

Name and Principal Position	Fiscal Year	Annual Compensation					Long-Term Compensation	All Other Compensation ($)
		Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options Awarded (#)
Philip L. Carter, President and Chief Executive Officer(1)	2005 2004 2003	$887,158 851,616 716,346	$1,015,213 848,361 910,000		$4,316 4,161 —	(2) (2)	— — —	$	— 52,569 175,284	(3) (3)

Michael R. Dobbs, Chief Operating Officer(1)	2005 2004 2003	479,431 447,885 369,231	550,624 449,132 700,000	(4)	2,203 1,818 2,100	(2) (2) (5)	— — 400,000		— 26,851 83,762	(3) (3)

Barry E. Stewart, Treasurer and Chief Financial Officer(1)	2005 2004 2003	280,049 141,731 —	170,884 66,861 —		9,735 4,578 —	(6) (7)	— 110,000 —		500 1,693 —	(8) (3)

(1)	Philip L. Carter became President and Chief Executive Officer of the Company in December 2002. Although Mr. Carter’s employment with the Company commenced in 2002, his compensation did not begin until 2003. Michael R. Dobbs became Chief Operating Officer of the Company in January 2003 and Barry E. Stewart became Chief Financial Officer of the Company in July 2004. Mr. Stewart did not receive any compensation as an officer of the Company during 2003. The Company has entered into (i) employment agreements with Mr. Carter and Mr. Dobbs and (ii) a letter agreement with Mr. Stewart with respect to rights upon termination of employment, each as described below under the section captioned “—Executive Officer Agreements.”

(2)	Represents excess life insurance premiums.

(3)	Represents relocation and related expenses.

(4)	Includes a signing bonus in the amount of $180,000 paid to Mr. Dobbs in 2003.

(5)	Represents car allowance in the amount $2,100.

(6)	Represents car allowance in the amount of $9,100 and excess life insurance premiums in the amount of $635.

(7)	Represents car allowance in the amount of $4,375 and excess life insurance premiums in the amount of $203.

(8)	Represents employer 401(k) matching contribution, 25% of which was vested as of December 31, 2005. Mr. Stewart will be fully vested as of January 1, 2009.

Option Grants in Last Fiscal Year

The Company did not grant any options to the named executive officers during fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table contains information concerning option exercises during fiscal 2005 by the named executive officers and fiscal year-end values of unexercised options held by the named executive officers. The named executive officers did not exercise any options during fiscal 2005.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)(1)
			Exercisable(2)	Unexercisable	Exercisable	Unexercisable
Philip L. Carter	—	$—	750,000	—	$—	$—
Michael R. Dobbs	—	—	400,000	—	—	—
Barry E. Stewart	—	—	110,000	—	—	—

(1)	Based upon the closing sales price of the Company’s common stock of $16.76 per share, as reported by the Nasdaq National Market on December 30, 2005. All of the options held by the named executive officers have exercise prices that exceed $16.76 per share.

(2)	In November 2005, upon the recommendation of the compensation committee, the Company’s Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Rotech Healthcare Inc. Common Stock Option Plan, effective November 22, 2005. Please see “—Accelerated Vesting of Outstanding Options” below.

Long-Term Incentive Plans—Awards in Last Fiscal Year

Awards under the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007) (“Incentive Plan”) are determined based upon, among other things, the future revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the Company, continued employment with the Company with a title that renders the individual eligible to receive a benefit under the Incentive Plan, the occurrence of a “change of control” (as defined in the Incentive Plan) of the Company and/or the participant’s annualized rate of base salary received from the Company. Accordingly, the calculation of the estimated future payouts in the table below is based upon a number of assumptions, including that (i) the Company meets the revenue and EBITDA-based performance objectives established under the Incentive Plan, (ii) the individual’s participation in the Incentive Plan is not terminated prior to February 15, 2008 as a result of termination of employment with the Company or a change in title, in either case, that renders the individual ineligible to receive a benefit under the Incentive Plan and (iii) a “change of control” of the Company has not occurred. Generally, payouts under the Incentive Plan are to be made in shares of the Company’s common stock. However, under certain circumstances including, the occurrence of a “change of control” and certain terminations of employment, plan participants could receive a cash payment under the Incentive Plan.

Name	Number of Shares, Units or Other Rights (#)		Performance or Other Period Until Maturation or Payout	Estimated Future Share Payouts Under Non-Stock Price Based Plans
				Threshold (#)		Target (#)		Maximum (#)
Philip L. Carter	—	(1)	1/1/05 – 2/15/08	38,038	(2)(3)	47,547	(2)(3)	47,547	(2)(3)
Michael R. Dobbs	—	(1)	1/1/05 – 2/15/08	21,500	(2)(3)	26,875	(2)(3)	26,875	(2)(3)
Barry E. Stewart	—	(1)	1/1/05 – 2/15/08	11,990	(2)(3)	14,988	(2)(3)	14,988	(2)(3)

(1)	Each of the named executive officers was deemed a participant under the Incentive Plan as of January 1, 2005. As of the date of this Form 10-K/A, no participant has received any payout (in cash or stock) under the Incentive Plan.

(2)

For the 3-year period commencing on January 1, 2005 and ending on December 31, 2007, the Company’s revenue and EBITDA (in each case, increased or decreased to reflect applicable changes in government reimbursement including but not limited to Medicare, State Medicaid programs, Veterans Administration and Tricare) for that period will be compared to certain thresholds for each as determined by the compensation committee as of January 1, 2005 under the Incentive Plan. If these performance objectives are met, each Incentive Plan participant in the Company’s employ on February 15, 2008 will receive shares of the Company’s common stock having an aggregate value equal to the participant’s annualized rate of base salary from the Company in effect on that date. If the EBITDA-based performance objective is not met for the 3-year period, the award amounts are reduced by 20%. If the revenue or EBITDA-based performance objectives for the 3-year period do not satisfy the specified requirements determined by the compensation committee as of January 1, 2005, no awards will be paid under the Incentive Plan. Since each participant’s base salary as of February 15, 2008 is not determinable at this time, for purposes of the table above, the dollar value of the shares of the Company’s common stock to be issued under the Incentive Plan is based upon each plan participant’s annualized rate of base salary effective for 2006. The Incentive Plan provides that in calculating the number of shares of the Company’s common stock to be awarded, one-third of each award shall be respectively based on the share price of the Company’s common stock on each of January 1, 2005, 2006 and 2007, utilizing the participant’s base salary in effect on January 1, 2008. Since the share price of the Company’s common stock as of January 1, 2007 is not determinable at this time, for purposes of the above table, the per share value of the Company’s common stock is based upon the closing sales price of the Company’s common stock of (i) $28.00 as reported by the Pink Sheets LLC as of January 1, 2005 and (ii) $16.76 as reported by the Nasdaq National Market as of January 1, 2006. The number of shares of common stock to be issued to each named executive officer has been calculated by adding (i) one-third of such officer’s base salary in effect for 2006 divided by $28.00 and (ii) two-thirds of such officer’s base salary in effect for 2006 divided by $16.76. Fractional shares have been disregarded for purposes of calculating the total number of shares to be awarded.

(3)	The share amounts listed in the “Threshold” column in the above table assumes that the revenue-based performance objective is met for the 3-year period under the Incentive Plan but the EBITDA-based performance objective is not met and therefore, the share amounts are reduced by 20% from the amounts listed in the “Target” column in the above table which assumes (among the other assumptions set forth above) that the Company meets both the 3-year revenue and EBITDA-based performance objectives established under the Incentive Plan. Under the terms of the Incentive Plan, the maximum payout possible under the Incentive Plan is triggered if the Company meets both of the revenue and EBITDA-based performance objectives established under the Incentive Plan.

Accelerated Vesting of Outstanding Options

In November 2005, upon the recommendation of the compensation committee, the Company’s Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Rotech Healthcare Inc. Common Stock Option Plan (the “Option Plan”), effective November 22, 2005, representing options exercisable for a total of 1,148,187 shares of the Company’s common stock, including a total of 436,309 shares of common stock underlying options held by the Company’s executive officers. This acceleration is expected to reduce after-tax stock option expense that the Company would otherwise have been required to record by approximately $4.4 million. Of this amount, which represents four years of charges with regard to the affected shares, approximately $0.9 million would have been recorded in the Company’s 2006 fiscal year absent the acceleration. The acceleration of the vesting schedule of the Company’s options was effected pursuant to Section 5(a)(iv) of the Option Plan. Typically, stock options granted under the Option Plan vest over a four-year period.

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

Director Compensation

Except for directors who also serve as officers of the Company, each member of the Board of Directors will receive an annual retainer of $20,000, an attendance fee of $2,000 per board meeting and a participation fee of $1,000 per telephonic board meeting. In lieu of the $20,000 annual retainer, the Chairman of the Board of Directors receives an annual retainer of $75,000. The chairman of the audit committee receives an additional annual fee of $10,000 and each member of the audit committee receives an attendance fee of $2,000 per audit committee meeting and $1,000 per telephonic audit committee meeting. Additionally, any director who serves as chairman of any other board committee will receive an annual fee of $5,000 and members of such other committees will receive an attendance fee of $1,000 per committee meeting (whether in person or telephonic).

During 2005, restricted stock awards for an aggregate amount of 40,000 shares were granted to the Company’s nonemployee directors under the Company’s nonemployee director restricted stock plan (on September 27, 2005, 12,000 restricted shares were awarded to Mr. Reimers (the Chairman of the Board), 8,000 restricted shares were awarded to Ms. Hill (for her initial year as a nonemployee director), 4,000 restricted shares were awarded to each of Messrs. Kuntz, Mercer and Siegel and on October 10, 2005, 8,000 restricted shares were awarded to Mr. Bloem (for his initial year as a nonemployee director)). All of the shares awarded during 2005 remain subject to transfer restrictions. Generally, restricted shares are subject to transfer restrictions (i.e., the holder may not sell, transfer, pledge, exchange, hypothecate or otherwise dispose of the shares during the restriction period) for a period of one year. The number of shares available for future awards under the plan, as of December 31, 2005, was 128,000. For further information regarding the Company’s nonemployee director restricted stock plan, please see the information under the caption “—Nonemployee Director Restricted Stock Plan” below.

Executive Officer Agreements

Philip L. Carter

On November 1, 2002, the Company entered into an employment agreement with Philip L. Carter, pursuant to which Mr. Carter serves as the Company’s President and Chief Executive Officer. Mr. Carter’s employment with the Company commenced on December 9, 2002 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Mr. Carter’s base salary was $887,158 for 2005. Mr. Carter’s base salary is reviewed at least annually by the Board of Directors and/or the compensation committee. Mr. Carter is also eligible for an annual target bonus of up to 100% of his base salary which is based upon certain goals and criteria established by the Board of Directors and/or compensation committee, and which, under certain circumstances, may exceed 100% of his base salary. In addition, Mr. Carter was issued stock options to purchase 750,000 shares of the Company’s common stock upon joining the Company in accordance with his employment agreement. As discussed under the caption “Accelerated Vesting of Outstanding Options” above, in November 2005, upon the recommendation of the compensation committee, the Company’s Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Company’s Option Plan (including the options held by Mr. Carter), effective November 22, 2005.

In addition, in connection with his relocation to Orlando, Florida, Mr. Carter was reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by the Company). Mr. Carter is also entitled to participate in the Company’s life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

Mr. Carter’s employment may be terminated by the Company for cause (as defined in the employment agreement) upon written notice. Either Mr. Carter or the Company may terminate the employment agreement for no fault at any time, for any reason, by providing no less than 30 days written notice to the other party. If Mr. Carter’s employment is terminated for any reason, the Company will pay him: (a) any accrued and unused vacation time; (b) any earned and unpaid base salary; (c) any accrued and unpaid bonus earned or awarded; (d) except in the case of termination of his employment by the Company for cause or voluntary termination by Mr. Carter without good reason (each as defined in the employment agreement), an amount equal to a pro rata portion of his current year’s bonus; and (e) unreimbursed business expenses in accordance with the Company’s reimbursement policy.

If Mr. Carter’s employment is terminated by the Company without cause or by Mr. Carter with good reason, in addition to the payments set forth in the above paragraph, the Company will: (a) pay him three times the sum of his then base salary plus the full amount of his bonus for the year in which the termination occurs; (b) continue to provide benefits for a period of 24 months; and (c) pay the cost of up to 12 months of executive-level outplacement services. In the event of the automatic termination of Mr. Carter’s employment due to a “change of control” of the Company, as defined in the employment agreement, Mr. Carter will be entitled to the separation benefits as set forth in (a), (b) and (c) in the prior sentence and all of the options issued to Mr. Carter will immediately become fully vested and exercisable. Pursuant to the terms of his employment agreement, Mr. Carter’s receipt of such separation benefits is in lieu of any severance, salary or income continuation plan or similar program that the Company now or hereafter offers and is conditioned upon Mr. Carter executing and delivering to the Company a general release of claims.

Throughout Mr. Carter’s employment with the Company and thereafter, Mr. Carter has agreed to keep confidential all of the Company’s non-public information, matters and materials and adhere to all of the Company’s policies with regard to its confidential information. Mr. Carter has also agreed not to, directly or indirectly, during the period of his employment and for 18 months following the termination of his employment, solicit any of the Company’s employees to join another company that competes with it in any way. In addition, Mr. Carter has agreed not to, directly or indirectly, during the period of his employment and for two years following the termination of his employment, compete with the Company or solicit any of its customers.

On March 19, 2004, Mr. Carter’s employment agreement was amended to provide for certain payments to be made to Mr. Carter in the event that he should incur liability for certain taxes as a result of the payment of benefits to Mr. Carter following a “change of control” of the Company. In addition, effective as of January 1, 2005, Mr. Carter’s employment agreement was amended and restated to add that in the event Mr. Carter’s employment agreement is not renewed at the expiration of the initial employment period or any renewal period, Mr. Carter will be entitled to the same payments had his employment been terminated by the Company without cause or by Mr. Carter with good reason, as described above.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Carter’s amended and restated employment agreement, a copy of which was filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005. In addition, Mr. Carter is entitled to a cash payment under the Company’s Incentive Plan in the event a “change of control” (as defined in the Incentive Plan) of the Company occurs prior to February 15, 2008. For more information regarding the Company’s Incentive Plan, please see the information under the caption “—Senior Management Incentive Plan” below.

Michael R. Dobbs

On April 4, 2003, the Company entered into an employment agreement with Michael R. Dobbs, pursuant to which Mr. Dobbs serves as the Company’s Chief Operating Officer. Mr. Dobbs’ employment with the Company commenced on January 13, 2003 and will continue, subject to certain termination rights, for an initial term of four years. Absent timely notice from either party of its or his intention to terminate the employment relationship at the conclusion of the initial four year employment term, the employment term will automatically renew for additional one year terms thereafter. Mr. Dobbs’ base salary was $479,431 for 2005. Mr. Dobbs’ base salary is reviewed at least annually by the Board of Directors and/or the compensation committee. Mr. Dobbs is also eligible for an annual target bonus of up to 100% of his base salary which is based upon certain goals and criteria established by the Board of Directors and/or compensation committee, and which, under certain circumstances, may exceed 100% of his base salary. In addition, Mr. Dobbs was issued stock options to purchase 400,000 shares of common stock in accordance with his employment agreement. As discussed under the caption “Accelerated Vesting of Outstanding Options” above, in November 2005, upon the recommendation of the compensation committee, the Company’s Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Company’s Option Plan (including the options held by Mr. Dobbs), effective November 22, 2005.

In addition, in connection with his relocation to Orlando, Florida, Mr. Dobbs was reimbursed for all reasonable and customary expenses associated with the sale of his home in California as well as one month’s base salary to cover additional miscellaneous costs and expenses related to his relocation (including any and all tax liabilities resulting from such reimbursement by the Company). Mr. Dobbs is also entitled to participate in the Company’s life, medical and disability benefits, 401(k) plan and other benefit plans and policies. He is also provided with a company car.

Mr. Dobbs’ employment may be terminated by the Company for cause (as defined in the employment agreement) upon written notice. Either Mr. Dobbs or the Company may terminate the employment agreement for no fault at any time, for any reason, by providing no less than 30 days written notice to the other party. If Mr. Dobbs’ employment is terminated for any reason, the Company will pay him: (a) any accrued and unused vacation time; (b) any earned and unpaid base salary; (c) any accrued and unpaid bonus earned or awarded; (d) except in the case of termination of his employment by the Company for cause or voluntary termination by Mr. Dobbs without good reason (each as defined in the employment agreement), an amount equal to a pro rata portion of his current year’s bonus; and (e) unreimbursed business expenses in accordance with the Company’s reimbursement policy.

If Mr. Dobbs’ employment is terminated by the Company without cause or by Mr. Dobbs with good reason, in addition to the payments set forth in the above paragraph, the Company will: (a) pay him two times the sum of his then base salary plus the full amount of his bonus for the year in which the termination occurs; (b) continue to provide benefits for a period of 24 months; and (c) pay the cost of up to 12 months of executive-level outplacement services. In the event of the automatic termination of Mr. Dobbs’ employment due to a “change of control” of the Company, as defined in the employment agreement, Mr. Dobbs will be entitled to the separation benefit as set forth in (a), (b) and (c) in the prior sentence and all of the options issued to Mr. Dobbs will immediately become fully vested and exercisable. Pursuant to the terms of his employment agreement, Mr. Dobbs’ receipt of such separation benefit is in lieu of any severance, salary or income continuation plan or similar program that the Company now or hereafter offers and is conditioned upon Mr. Dobbs executing and delivering to the Company a general release of claims.

Throughout Mr. Dobbs’ employment with the Company and thereafter, Mr. Dobbs has agreed to keep confidential all of the Company’s non-public information, matters and materials and adhere to all of its policies with regard to its confidential information. Mr. Dobbs has also agreed not to, directly or indirectly, during the period of his employment and for 18 months following the termination of his employment, solicit any of the Company’s employees to join another company that competes with it in any way. In addition, Mr. Dobbs has agreed not to, directly or indirectly, during the period of his employment and for two years following the termination of his employment, compete with the Company or solicit any of its customers.

On March 19, 2004, Mr. Dobbs’ employment agreement was amended to provide for certain payments to be made to Mr. Dobbs in the event that he should incur liability for certain taxes as a result of the payment of benefits to Mr. Dobbs following a “change of control” of the Company. In addition, effective as of January 1, 2005, Mr. Dobbs’ employment agreement was amended and restated to add that in the event Mr. Dobbs’ employment agreement is not renewed at the expiration of the initial employment period or any renewal period, Mr. Dobbs will be entitled to the same payments had his employment been terminated by the Company without cause or by Mr. Dobbs with good reason, as described above.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Dobbs’ amended and restated employment agreement, a copy of which was filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005. In addition, Mr. Dobbs is entitled to a cash payment under the Company’s Incentive Plan in the event a “change of control” (as defined in the Incentive Plan) of the Company occurs prior to February 15, 2008. For more information regarding the Company’s Incentive Plan, please see the information under the caption “—Senior Management Incentive Plan” below.

Barry E. Stewart

Effective as of August 10, 2004, the Company entered into a letter agreement with its Chief Financial Officer, Barry E. Stewart, pursuant to which, under certain circumstances, Mr. Stewart will have the right to receive certain benefits upon termination of his employment with the Company or in the event of a “change of control” of the Company. Upon termination of employment by Mr. Stewart for good reason or by the Company without cause (each as defined in the letter agreement), the Company will: (a) pay Mr. Stewart any base salary or bonus earned but not yet paid as of the date of the termination and reimburse him for all reimbursable expenses; (b) pay him in a lump sum no later than twenty (20) days after the termination of his employment, an amount equal to the sum of (i) 150% of his annual base salary (measured as of the time of the termination of his employment and without mitigation due to any remuneration or other compensation earned by him following such termination of employment), and (ii) an amount equal to his annual target performance bonus for the year in which his employment is terminated; and (c) provided that he timely elects to continue his medical coverage, pay on his behalf the cost of continuing his existing group medical benefits for a period of eighteen (18) months from the date of the termination of his employment.

In the event of the closing of a “change of control” (as such term is defined in the letter agreement), the Company will pay to Mr. Stewart in a lump sum, concurrent with such closing, an amount equal to the sum of (a) 150% of his annual base salary (measured as of the time of the closing of the “change of control” transaction), and (b) an amount equal to his annual target performance bonus for the year in which the closing of the “change of control” transaction occurs. In the event of a change of control, the payments described in this paragraph will be Mr. Stewart’s sole and exclusive benefits. Accordingly, in the event Mr. Stewart’s employment is terminated by the Company or by Mr. Stewart at any time following a “change of control”, for any reason, he will not be entitled to any of the payments or benefits provided for in the above paragraph, unless otherwise provided by any Company policy or applicable law. Mr. Stewart’s entitlement to the termination and other benefits described above are conditioned upon him providing a general release of claims in favor of the Company and material compliance with the covenants included in the letter agreement.

Throughout Mr. Stewart’s employment with the Company and thereafter, Mr. Stewart has agreed to keep confidential all of the Company’s non-public information, matters and materials and adhere to all of its policies with regard to its confidential information. Mr. Stewart has also agreed not to, directly or indirectly, during the period of his employment and for one year following the termination of his employment, compete with the Company, solicit any of the Company’s employees or knowingly do anything that would be adverse in any material way to the Company’s interests.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Stewart’s letter agreement, a copy of which was filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005. In addition, Mr. Stewart is entitled to a cash payment under the Company’s Incentive Plan in the event a “change of control” (as defined in the Incentive Plan) of the Company occurs prior to February 15, 2008. For more information regarding the Company’s Incentive Plan, please see the information under the caption “—Senior Management Incentive Plan” below.

2006 Executive Bonus Plan

The compensation committee of the Company’s Board of Directors adopted the 2006 Executive Bonus Plan to provide certain of the Company’s officers with bonus compensation upon the achievement of certain financial objectives related to the Company’s 2006 revenue, earnings before interest, taxes, depreciation and amortization (EBITDA), earnings per share and the achievement of certain other performance goals. As contemplated in their respective employment agreements, the bonus plan provides Mr. Carter and Mr. Dobbs with a cash bonus opportunity of up to 100% of their respective 2006 annual base salaries. In addition, Mr. Carter and Mr. Dobbs are eligible for an additional 2006 bonus payment in the discretion of the compensation committee as contemplated in their respective employment agreements. The bonus plan provides Mr. Stewart and the other plan participants with a cash bonus opportunity of up to 75% of his or her 2006 annual base salary. The amount each participant receives will depend upon the Company’s achievement of specific financial and performance targets and the participant’s continued employment with the Company.

Under the bonus plan, 90% of the bonus target amount has been allocated among three measures of financial performance and the remaining 10% has been allocated to a quality of patient care objective. For each financial performance measure there is a minimum performance goal or threshold that must be achieved in order for any bonus to be payable with respect to that performance measure, and a target performance goal that must be achieved for the bonus to be paid at the maximum level with respect to that measure. If the Company does not meet the threshold level for a particular performance measure, no bonus will be payable with respect to that performance measure. The bonus award shall increase on a directly proportional basis from 0% to up to 100% of the maximum bonus award for each performance measure, based on the amount by which the threshold amount is exceeded for that performance measure. The compensation committee of the Company’s Board of Directors will determine whether, and the extent to which, bonuses are payable pursuant to the plan.

Because publication of confidential and proprietary quantifiable targets and other specific goals for the Company and its officers could place the Company at a competitive disadvantage, it has not been the Company’s practice to disclose the specific financial and other performance target levels set forth in its bonus plans.

Stock Option Plan

The Company has reserved 4,025,000 shares of common stock for issuance to employees, officers, non-employee directors and consultants upon exercise of incentive and non-statutory options under the Company’s Option Plan. On December 19, 2002, the Board of Directors approved an increase in the total number of shares in the option pool to 4,025,000, which was subsequently approved by the Company’s stockholders at the 2003 annual meeting. Effective as of August 26, 2003, the Company amended its Option Plan to provide for 100% vesting of all options issued under the stock option plan upon a “change in control.” Effective as of December 5, 2003, the Company amended its Option Plan to revise the definition of a “change in control” under the plan. The stock option plan is administered by the Company’s compensation committee.

As of April 3, 2006, there were options outstanding to purchase 3,127,600 shares of common stock. Under the Option Plan, options may be granted to employees, officers, non-employee directors and consultants. Only employees may receive “incentive stock options,” which are intended to qualify for certain tax treatment. Non-employee directors and consultants may receive “nonqualified stock options,” which do not qualify for such treatment. The exercise price of incentive stock options under the stock option plan must be at least equal to the fair market value of the common stock on the date of grant; however, a holder of more than 10% of the outstanding voting shares may only be granted incentive stock options with an exercise price of at least 110% of the fair market value of the underlying common stock on the date of the grant. The terms of the options, subject to the discretion of the compensation committee of the Board of Directors, will not exceed ten years from the date of grant or, in the case of incentive stock options issued to a holder of 10% or more of the voting power of all classes of the Company’s stock or the stock of any of the Company’s parent or subsidiary corporations, no more than five years from the date of grant. The exercise price of nonqualified stock options will be determined by the compensation committee of the Board of Directors. The Option Plan provides that options will vest

(a) 25% on each of the first four anniversaries of the date of grant, (b) 100% upon a “change in control” and (c) a one-year acceleration in vesting of the original grants upon the consummation of an underwritten initial public offering. Under the stock option plan, the Board of Directors has the discretion to establish a more accelerated vesting schedule. As discussed above under the caption “Accelerated Vesting of Outstanding Options”, in November 2005, upon the recommendation of the compensation committee, the Company’s Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Option Plan, effective November 22, 2005. The Option Plan also contains (i) limitations on the ability to exercise vested options in the event of cessation of employment for reasons other than death, retirement after age 65 or disability, and (ii) provisions providing that in the event of cessation of employment prior to an underwritten initial public offering (a) due to death or disability, for a period of one year after such death or disability, the option holder or its estate will have the right to sell to the Company all of its vested options and shares of common stock previously issued upon exercise of options, and the Company must acquire such options and shares at their then-current fair market value unless it would violate applicable law or would violate or result in a default or event of default under the Company’s 9 1/2% senior subordinated notes due 2012 (or the indenture under which they were issued) or under the Company’s senior secured credit facilities (in either case as they may be amended) and (b) due to death, disability or termination of employment for any reason, the Company has the right to compel the option holder or its estate to sell to the Company all of its vested options and shares of common stock previously issued upon exercise of options at their then current fair market value or, if the reason for cessation of employment is termination for cause, the purchase price to be paid by the Company is the lesser of the then current fair market value and the exercise price. Subject to certain exceptions, the Board of Directors has the authority to amend the Option Plan at any time. No options will be granted under the stock option plan after March 26, 2012, the tenth anniversary of the effective date of Rotech Medical Corporation’s plan of reorganization, unless sooner terminated by the Board of Directors.

Nonemployee Director Restricted Stock Plan

Effective as of August 1, 2004, the Company established the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan which is intended to attract, retain and provide incentives to nonemployee directors of the Company. Under the terms of the plan each of the Company’s nonemployee directors will receive (i) a restricted stock award of 8,000 shares of the Company’s common stock for his or her initial year as a nonemployee director (provided that such nonemployee director’s initial term commenced on or after August 1, 2004), (ii) a restricted stock award for 4,000 shares of the Company’s common stock for each year during which he or she continues to serve as a nonemployee director and (iii) in the event that the Chairman of the Board of Directors is a nonemployee director, in lieu of any other restricted stock award to be granted under the plan, the Chairman will receive a restricted stock award for 12,000 shares of common stock for each year he or she serves in such capacity. 200,000 shares of common stock have been authorized by the Company for restricted awards to be made under the plan. As of December 31, 2005, restricted stock awards for an aggregate amount of 72,000 shares of common stock were granted under the plan to the Company’s nonemployee directors. For a complete copy of the plan please refer to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

Employee Profit Sharing Plan

The Company’s employee profit sharing plan became effective simultaneously with Rotech Medical Corporation’s emergence from bankruptcy and the consummation of the restructuring and related transactions involving Rotech Medical Corporation and the Company. The plan is intended to be “qualified” under Section 401(a) of the Internal Revenue Code of 1986. The plan may be administered by the Board of Directors, which has the authority to amend the plan at any time, or by a special committee established by the Board of Directors. The Company contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (the “Series A Preferred”) to the plan on its effective date. The profit sharing plan contains limitations on the amount of additional contributions the Company can make in the future, including limitations on annual contributions both in the aggregate and with respect to any individual employee. There were no Company contributions made to the plan for the years ended December 31, 2003 or 2004. In February 2005, the Company’s board of directors authorized a cash contribution in the amount of $500,000 which was paid on December 27, 2005. Each plan participant’s benefits will be fully and immediately vested. Each share of the Company’s Series A Preferred entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of the Board of Directors in cash or additional shares of Series A Preferred. Effective December 5, 2003, the Board of Directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Company’s employee profit sharing plan on an annual basis, with each such declaration to be made at the annual meeting of the Board of Directors, which takes place each year immediately after the Company’s annual meeting of stockholders, with respect to dividends payable for the preceding year. During June 2004, the Company’s Board of Director’s declared a dividend in the amount of $900,000 payable to the holder of the Series A Preferred, which was paid on March 23, 2005. During September 2005, the Company’s Board of Director’s declared a dividend in the amount of $450,000 payable to the holder of the Series A Preferred, which was paid on December 28, 2005.

Senior Management Incentive Plan

Effective January 1, 2005, the Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007) was established. The plan is intended to benefit the Company’s stockholders by providing a multi-year incentive and reward compensation program for a limited group of key members of senior management whose contributions, services and decisions are expected to have a long-term impact on the Company’s success. This long-term focus emphasizes continuous improvement in the Company’s performance and encourages retention of senior management-level talent. The participants in the Incentive Plan are key members of senior management and certain divisional directors, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The terms of the Incentive Plan provide for a three-year incentive period, commencing on January 1, 2005 and ending on December 31, 2007, for which the Company’s revenue and EBITDA for that period will be compared to certain thresholds for each under the Incentive Plan (the “Performance Objectives”). If the Performance Objectives are met, each participant in the Company’s employ on February 15, 2008 will receive shares of the Company’s common stock having an aggregate value equal to his or her annualized rate of base salary from the Company as in effect on that date. Should a “change of control” (as defined in the incentive plan) occur prior to February 15, 2008, no stock-based award will be paid under the Incentive Plan; however, a cash payment will be made to each participant in the Company’s employ on any date which is within the 90-day period ending on the date such a “change of control” occurs, equal to the amount of the participant’s base salary for the period commencing on the participant’s first date of participation in the Incentive Plan and ending on the date of the “change of control”, based on the participant’s annualized rate of base salary as in effect immediately prior to the date of the “change of control”. For a complete copy of the Incentive Plan, please refer to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.

Compensation Committee Interlocks and Insider Participation

During 2005, the Company’s compensation committee was comprised of Edward L. Kuntz (Chairman), William J. Mercer and William Wallace Abbott. Mr. Abbott retired as a member of the Board effective as of August 24, 2005 and, therefore, did not serve on the compensation committee thereafter. Effective September 27, 2005, Arthur J. Reimers was appointed to serve as a member of the compensation committee to fill the vacancy left by Mr. Abbott. No member of the compensation committee (i) was an officer or employee of the Company or any of its subsidiaries during 2005, (ii) was formerly an officer of the Company or any of its subsidiaries (other than Mr. Abbott’s service as the Company’s interim co-Chief Executive Officer from August 2002 to December 2002), or (iii) had any relationships requiring disclosure by the Company under the rules of the Securities and Exchange Commission requiring disclosure of certain relationships and related party transactions. None of the Company’s executive officers serve, or during 2005 served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, with respect to shares of the Company’s common stock that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,127,600	$19.23	835,405	(1)(2)(3)
Equity compensation plans not approved by security holders	—	—	—

Total	3,127,600	$19.23	835,405	(1)(2)(3)

(1)	Includes 488,128 shares of common stock available for issuance upon exercise of options that have not been granted under the Company’s common stock option plan as of December 31, 2005. Based on (i) 4,025,000 shares of common stock reserved for issuance to employees, officers, nonemployee directors and consultants upon exercise of incentive and non-statutory options under the common stock option plan and (ii) 409,272 shares of common stock issued upon exercise of options under the Company’s common stock option plan. Options exercisable for an aggregate of 126,250 shares of common stock were forfeited in 2005. Options exercisable for an aggregate of 125,000 shares of common stock were granted in 2005.

(2)	Includes 128,000 restricted shares of common stock available for future awards under the Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan as of December 31, 2005. 200,000 shares of the Company’s common stock have been authorized by the Company for restricted awards to be made under the plan. As of December 31, 2005, restricted stock awards for an aggregate amount of 72,000 shares of common stock were granted to the Company’s nonemployee directors. As of December 31, 2005, 40,000 of such shares remained subject to transfer restrictions.

(3)

Includes 219,277 shares of common stock available for future issuance under the Rotech Healthcare Inc. Senior Management Incentive Plan. Awards under the Incentive Plan are determined based upon, among other things, the revenues and EBITDA of the Company, continued employment with the Company with a title that renders the individual eligible to receive a benefit under the Incentive Plan, the occurrence of a “change of control” (as defined in the Incentive Plan) of the Company and/or the participant’s annualized rate of base salary received from the Company. Accordingly, the calculation of the number of shares available for future issuance as set forth in the table above is based upon a number of assumptions, including that (i) the Company meets the revenue and EBITDA-based performance objectives established under the Incentive Plan, (ii) none of the current participants’ participation in the Incentive Plan is terminated prior to February 15, 2008 as a result of termination of employment with the Company or a change in title, in either case, that renders the individual ineligible to receive a benefit under the Incentive Plan and (iii) a “change of control” of the Company has not occurred. As of the date of this Form 10-K/A, no participant has received any payout (in cash or stock) under the Incentive Plan. In determining the aggregate value of the shares of common stock to be awarded, the Incentive Plan provides that the shares will have an aggregate value equal to the participant’s annualized base rate of salary as in effect on February 15, 2008. Since each participant’s base salary as of such date is not determinable at this time, for purposes of the table above, the dollar value is based upon each Incentive Plan participant’s current annualized rate of base salary in effect for 2006. The Incentive Plan provides that in calculating the number of shares of the Company’s common stock to be awarded, one-third of each award shall be respectively based on the share price of the Company’s common stock on each of January 1, 2005, 2006 and 2007, utilizing the Incentive Plan participant’s base salary in effect on January 1, 2008. Since the share price of the Company’s common stock as of January 1, 2007 is not determinable at this time, for purposes of the above table, the per share value of the Company’s common stock is based upon the closing sales price of the Company’s common stock of (i) $28.00 as reported by the Pink Sheets LLC as of January 1, 2005 and (ii) $16.76 as reported by the Nasdaq National Market as of January 1, 2006. The aggregate number of shares of common stock to be received by the Incentive Plan participants has been calculated by adding (i) one-third of the Incentive Plan participants’ aggregate base salary in effect on for 2006 divided by $28.00 and (ii) two-thirds of the Incentive Plan participants’ aggregate base salary in effect for 2006 divided by $16.76. Fractional shares have been disregarded for purposes of calculating the total number of shares to be awarded.

Security Ownership of Certain Beneficial Owners and Management

In the tables below, beneficial ownership is calculated based upon the rules of the Exchange Act. In computing the percentage ownership of each person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 3, 2006 are considered outstanding. These shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth information about the beneficial ownership of the Company’s common stock by the Company’s directors and named executive officers as of April 3, 2006. Except as indicated in the notes to the table or as a result of applicable community property laws, each stockholder named in the table has sole voting and investment power to the shares shown as beneficially owned by such stockholder.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class(2)
Directors and Named Executive Officers:
Philip L. Carter(3)	750,000	2.95%
Michael R. Dobbs(4)	407,100	1.60%
Barry E. Stewart(5)	110,000	*
Arthur J. Reimers(6)	57,000	*
James H. Bloem(7)	8,000	*
Barbara B. Hill(7)	8,000	*
Edward L. Kuntz(8)	31,000	*
William J. Mercer(8)	31,000	*
Arthur Siegel(8)	31,000	*
All directors and executive officers, as a group	1,433,100	5.64%

*	Less than 1%.

(1)	The address for those named in the table is: c/o Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida 32804.

(2)	Percent of class in the above table is based on 25,417,270 shares of the Company’s common stock outstanding on April 3, 2006. Options held by the Company’s directors and executive officers as a group that are currently exercisable or exercisable within 60 days of April 3, 2006 are considered outstanding for the purpose of computing the percentage ownership of the group.
(3)	Includes options granted under the Company’s Option Plan to purchase 750,000 shares of the Company’s common stock which are presently exercisable or exercisable within 60 days of April 3, 2006. As discussed above under the caption “Accelerated Vesting of Outstanding Options” in Item 11, all of the options previously granted to Mr. Carter are presently exercisable.

(4)	Includes 7,100 shares of the Company’s common stock owned by Mr. Dobbs and options granted under the Company’s Option Plan to purchase 400,000 shares of common stock which are presently exercisable or exercisable within 60 days of April 3, 2006. As discussed above under the caption “Accelerated Vesting of Outstanding Options” in Item 11, all of the options previously granted to Mr. Dobbs are presently exercisable.

(5)	Includes options granted under the Company’s Option Plan to purchase 110,000 shares of common stock which are presently exercisable or exercisable within 60 days of April 3, 2006. As discussed above under the caption “Accelerated Vesting of Outstanding Options” in Item 11, all of the options previously granted to Mr. Stewart are presently exercisable.

(6)	Includes (i) 10,000 shares of the Company’s common stock owned by Mr. Reimers, (ii) options granted under the Company’s Option Plan to purchase 23,000 shares of common stock, all of which are presently exercisable and (iii) 24,000 restricted shares awarded under the Company’s nonemployee director restricted stock plan of which 12,000 of such shares remained subject to transfer restrictions as of April 3, 2006.

(7)	Includes 8,000 restricted shares awarded under the Company’s nonemployee director restricted stock plan which remained subject to transfer restrictions as of April 3, 2006.

(8)	Includes (i) options to purchase 23,000 shares of the Company’s common stock, all of which are presently exercisable and (ii) 8,000 restricted shares awarded under the Company’s nonemployee director restricted stock plan of which 4,000 of such shares remained subject to transfer restrictions as of April 3, 2006.

The table below sets forth certain information as to each person or entity known to the Company to be the beneficial owner of five percent or more of any class of the Company’s voting securities as of April 3, 2006.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class(1)
Five Percent or Greater Holders:

Steel Partners II, L.P. and related entity and individual(2) 590 Madison Avenue 32nd Floor New York, NY 10022	5,417,450	21.31%

Brahman Capital Corp. and related entities and individuals(3) 350 Madison Avenue 22nd Floor New York, NY 10017	2,479,300	9.75%

GE Capital CFE, Inc.(4) c/o General Electric Capital Corporation 201 Merritt 7 Norwalk, CT 06856	2,141,156	8.42%

Newcastle Partners, L.P., Hallmark Financial Services, Inc. and related entities and individual(5) Newcastle Address: 300 Crescent Court Suite 1110 Dallas, TX 75201 Hallmark Address: 777 Main Street Suite 1000 Fort Worth, TX 76102	1,836,100	7.22%

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class(1)
Farallon Capital Management, L.L.C. and related entities and individuals(6) One Maritime Plaza Suite 1325 San Francisco, CA 94111	1,813,560	7.14%

Owl Creek I, L.P. and related entities and individual(7) 410 Park Avenue Suite 420 New York, NY 10022	1,587,900	6.25%

Kennedy Capital Management, Inc.(8) 10829 Olive Blvd. St. Louis, MO 63141	1,427,767	5.62%

(1)	Percent of class in the above table is based on 25,417,270 shares of the Company’s common stock outstanding on April 3, 2006.

(2)	Information is based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on November 8, 2005. As of the close of business on November 3, 2005, Steel Partners II, L.P. (“Steel LP”) beneficially owned 5,417,450 shares of the Company’s common stock, constituting approximately 21.3% of the Company’s shares outstanding. As the general partner of Steel LP, Steel Partners, L.L.C. (“Steel LLC”) may be deemed to beneficially own the 5,417,450 shares owned by Steel LP. As the sole executive officer and managing member of Steel LLC, which in turn is the general partner of Steel LP, Warren Lichtenstein may be deemed to beneficially own the 5,417,450 shares owned by Steel LP. Mr. Lichtenstein has sole voting and dispositive power with respect to the 5,417,450 shares owned by Steel LP by virtue of his authority to vote and dispose of such shares.

(3)	Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006. The Schedule 13G/A was filed by the following entities and persons: (i) Brahman Capital Corp., (ii) Brahman Management, L.L.C., (iii) Peter A. Hochfelder, (iv) Robert J. Sobel and (v) Mitchell A. Kuflik. The reporting persons hold an aggregate of 2,479,300 shares of the Company’s common stock. The Schedule 13/A indicates that (i) Brahman Capital Corp. is the beneficial owner of 2,479,300 shares and has the shared power to vote and dispose of such shares; (ii) Brahman Management, L.L.C. is the beneficial owner of 1,553,900 shares and has the shared power to vote and dispose of such shares; (iii) Mr. Hochfelder is the beneficial owner of 2,479,300 shares and has the shared power to vote and dispose of such shares; (iv) Mr. Sobel is the beneficial owner of 2,479,300 shares and has the shared power to vote and dispose of such shares; and (v) Mr. Kuflik is the beneficial owner of 2,479,300 shares and has the shared power to vote and dispose of such shares. The reporting persons are holding the securities on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from sale of, such securities. Brahman Capital Corp. and Brahman Management L.L.C. hold shares on behalf of Brahman Partners II, L.P. (258,000 shares), Brahman Partners III, L.P. (344,100 shares), Brahman Institutional Partners, L.P. (308,700 shares), BY Partners, L.P. (497,400 shares), Brahman CPF Partners, L.P. (145,700 shares), Brahman Partners II Offshore, Ltd. (828,600 shares) and a separately managed account (96,800 shares). Brahman Capital Corp. and Brahman Management, L.L.C. are investment advisors in accordance with Exchange Act Rule 13d-1(b)(1)(ii)(E). Messrs. Hochfelder, Sobel and Kuflik are control persons in accordance with Exchange Act Rule 13d-1(b)(1)(ii)(G).

(4)	Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on June 21, 2005 and information provided to the Company by General Electric Capital Corporation (“GE Capital”) in February 2006. GE Capital CFE, Inc. (“CFE”) is the beneficial owner of 2,141,156 shares of the Company’s common stock and CFE has sole voting and dispositive power over such shares. GE Capital is the parent company of CFE, General Electric Capital Services, Inc. (“GECS”) is the parent company of GE Capital and General Electric Company (“GE”) is the parent company of GECS. GE Capital, GECS and GE disclaim beneficial ownership of all of the shares.

(5)	Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2006. The Schedule 13G/A was filed by the following entities and person: (i) Newcastle Partners, L.P. (“NP”), Newcastle Capital Management, L.P. (“NCM”), Newcastle Capital Group, L.L.C. (“NCG”), Mark E. Schwarz (together with NP, NCM and NCG, the “Newcastle Parties”), Hallmark Financial Services, Inc. (“Hallmark”), American Hallmark Insurance Company of Texas (“American”) and Phoenix Indemnity Insurance Company (“Phoenix”) (together with Hallmark and American, the “Hallmark Parties”) (collectively, the “Reporting Persons”). The Schedule 13G/A provides that because Mark E. Schwarz is the managing member of NCG, which is the general partner of NCM, which in turn is the general partner of NP, each of NCM, NCG and Mr. Schwarz may be deemed to be the beneficial owners of all shares of common stock held by NP. Because American and Phoenix are wholly-owned subsidiaries of Hallmark, Hallmark may be deemed to be the beneficial owner of all the shares of common stock held by American and Phoenix. NP has a controlling interest in Hallmark. Additionally, Mr. Schwarz serves as the Chairman of the Board, Chief Executive Officer and President of Hallmark. The Reporting Persons hold an aggregate of 1,836,100 shares. NP is the beneficial owner of 1,781,100 shares of the Company’s common stock and has the sole power to vote and dispose of such shares. However, by virtue of their relationship with NP, each of NCM, NCG and Mr. Schwarz may be deemed to beneficially own the 1,781,100 shares held by NP. American is the beneficial owner of 30,000 shares of the Company’s common stock and has the sole power to vote and dispose of such shares. Phoenix is the beneficial owner of 25,000 shares of the Company’s common stock and has the sole power to vote and dispose of such shares. However, by virtue of its relationship with American and Phoenix, Hallmark may be deemed to beneficially own the 30,000 shares of common stock held by American and the 25,000 shares held by Phoenix.

(6)

Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 20, 2006. The Schedule 13G/A was filed by the following entities and persons: (i) Farallon Capital Partners, L.P. (“FCP”) with respect to the shares held by it; (ii) Farallon Capital Institutional Partners, L.P. (“FCIP”) with respect to the shares held by it; (iii) Farallon Capital Institutional Partners II, L.P. (“FCIP II”) with respect to the shares held by it; (iv) Farallon Capital Institutional Partners III, L.P. (“FCIP III”) with respect to the shares held by it; (v) Tinicum Partners, L.P. (“Tinicum”) with respect to the shares held by it; (vi) Farallon Capital Offshore Investors II, L.P. (“FCOI II” and together with FCP, FCIP, FCIP II, FCIP III and Tinicum are collectively referred to in this footnote as the (“Farallon Funds”) with respect to the shares held by it; (vii) Farallon Capital Management, L.L.C. (the “Management Company”) with respect to the shares held by a certain account managed by the Management Company (the “Managed Account”); (viii) Farallon Partners, L.L.C., which is the general partner of each of the Farallon Funds (the “General Partner”), with respect to the shares held by each of the Farallon Funds; (ix) the following persons who are managing members of both the General Partner and the Management Company, with respect to the shares held by the Farallon Funds and the Managed Account: Chun R. Ding (“Ding”), William F. Duhamel (“Duhamel”), Charles E. Ellwein (“Ellwein”), Richard B. Fried (“Fried”), Monica R. Landry (“Landry”), William F. Mellin (“Mellin”), Stephen L. Millham (“Millham”), Jason E. Moment (“Moment”), Rajiv A. Patel (“Patel”), Derek C. Schrier (“Schrier”), Thomas F. Steyer (“Steyer”) and Mark C. Wehrly (“Wehrly”). Ding, Duhamel, Ellwein, Fried, Landry, Mellin, Millham, Moment, Patel, Schrier, Steyer and Wehrly are together referred to in this footnote as the “Farallon Individual Reporting Persons.” The shares reported hereby for the Farallon Funds are owned directly by the Farallon Funds and those reported by the Management Company on behalf of the Managed Account are owned directly by the Managed Account. The General Partner, as general partner to the Farallon Funds, may be deemed to be the beneficial owner of all such shares owned by the Farallon Funds. The Management Company, as investment adviser to the Managed Account, may be deemed to be the beneficial owner of all such shares owned by the Managed Account. The Farallon Individual Reporting Persons, as managing members of both the General Partner and the Management Company with the power to exercise investment discretion, may each be deemed to be the beneficial owner of all such shares owned by the Farallon Funds and the Managed Account. Each of the Management Company, the General Partner and the Farallon Individual Reporting Persons disclaim any beneficial ownership of any such shares. The reporting persons making the Schedule 13G filing hold an aggregate of 1,813,560 shares; however, beneficial ownership of shares of each reporting person is as follows: (i) FCP is the beneficial owner of 549,610 shares and has the shared power to vote and dispose of such shares, (ii) FCIP is the beneficial owner of 529,140 shares and has the shared power to vote and dispose of such shares, (iii) FCIP II is the beneficial owner of 76,213 shares and has the shared power to vote and dispose of such shares, (iv) FCIP III is the beneficial owner of 76,094 shares and has the shared power to vote and dispose of such shares, (v) Tinicum is the beneficial owner of 26,082 shares and has the shared power to vote and dispose of such shares, (vi) FCOI II is the beneficial owner of 185,516 shares and has the shared power to vote and dispose of such shares, (vii) Management Company is the beneficial owner of 370,905 shares and has the shared power to vote and dispose of such shares, (vii) General Partner is the beneficial owner of 1,422,655 shares and has the shared power to vote and dispose of such shares and (viii) each of the Farallon Individual Reporting Persons may be deemed to be the beneficial owner of 1,813,560 shares and each has the shared power to vote and dispose of such shares.

(7)	Information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 26, 2006. The Schedule 13G/A was filed by the following entities and person: (i) Owl Creek I, L.P. (“Owl Creek I”) with respect to the shares of common stock directly owned by it; (ii) Owl Creek II, L.P. (“Owl Creek II”) with respect to the shares of common stock directly owned by it; (iii) Owl Creek Advisors, LLC (the “General Partner”), the general partner of Owl Creek I and Owl Creek II, with respect to the shares of common stock directly owned by Owl Creek I and Owl Creek II; (iv) Owl Creek Asset Management, L.P. (the “Investment Manager”), as the investment manager to Owl Creek Overseas Fund, Ltd. (“Owl Creek Overseas”) and Owl Creek Overseas Fund II, Ltd. (“Owl Creek Overseas II”), with respect to the shares of common stock directly owned by Owl Creek Overseas and Owl Creek Overseas II; and (v) Jeffrey A. Altman, with respect to shares of common stock owned by Owl Creek I, Owl Creek II, Owl Creek Overseas and Owl Creek Overseas II. The foregoing reporting persons hold an aggregate of 1,587,900 shares. The Schedule 13G/A indicates that (i) Owl Creek I is the beneficial owner of 70,500 shares and has the shared power to vote and dispose of all of such shares; (ii) Owl Creek II is the beneficial owner of 554,400 shares and has the shared power to vote and dispose of all of such shares; (iii) General Partner is the beneficial owner of 624,900 shares and has the shared power to vote and dispose of all of such shares; (iv) Investment Manager is the beneficial owner of 963,000 shares and has the shared power to vote and dispose of all of such shares; and (v) Jeffrey A. Altman is the beneficial owner of 1,587,900 shares and has the shared power to vote and dispose of all of such shares. General Partner has the power to direct the affairs of Owl Creek I and Owl Creek II, including decisions respecting the receipt of dividends from, and the disposition of the proceeds from the sale of, the shares. Investment Manager has the power to direct the investment activities of Owl Creek Overseas and Owl Creek Overseas II, including decisions respecting the receipt of dividends from, and the disposition of the proceeds from the sale of, the shares. Mr. Altman is the managing member of the General Partner and the general partner of the Investment Manager and in that capacity directs their operations.

(8)	Information is based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006. The Schedule 13G provides that Kennedy Capital Management, Inc. (“Kennedy”) is the beneficial owner of 1,427,767 shares of the Company’s common stock and has the sole voting power over 1,392,217 shares and sole dispositive power over 1,427,767 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

The aggregate fees paid for professional services rendered by Deloitte & Touche LLP and its affiliates (collectively, the “Deloitte Entities”), the Company’s principal accountant, for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 were $1,231,000 and $433,000, respectively.

The following table sets forth fees paid to the Deloitte Entities with respect to services provided for fiscal years 2005 and 2004 (dollars in thousands):

Fee Category	Fiscal Year 2005	% of Total	Fiscal Year 2004	% of Total
Audit Fees(1)	$1,231	58%	$433	73%
Audit-Related Fees(2)	$732	35%	$108	18%
Tax Fees(3)	$137	7%	$39	6%
All Other Fees(4)	$6	0%	$16	3%
Total Fees	$2,106	100%	$596	100%

(1)	Audit Fees are fees for professional services performed for the audit of the Company’s annual financial statements and review of quarterly financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees for 2005 include fees incurred in connection with the Company’s restatement of its annual financial statements for the year ended December 31, 2004.

(2)	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements. This category consists primarily of employee benefit and compensation plan audits, consulting on financial accounting/reporting standards and fees for testing internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Fees relating to the Company’s testing of internal controls were $682 and $60 in 2005 and 2004, respectively.

(3)	Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning. The Company paid the Deloitte Entities an aggregate amount of $137 for Tax Fees during the year ended December 31, 2005, $24 of which was for tax compliance and $113 of which was for tax consultation and planning. The Company paid the Deloitte Entities an aggregate amount of $39 for Tax Fees during the year ended December 31, 2004, $28 of which was for tax compliance and $11 of which was for tax consultation and planning.

(4)	All Other Fees are fees for other permissible work that does not meet the above category descriptions and consisted primarily of internal audit strategic assessment fees and subscription based accounting research tools.

Independence

The audit committee has reviewed and discussed the fees paid to the Deloitte Entities during the last fiscal year for audit and non-audit services and believes that the provision of the non-audit services is compatible with the auditor’s independence.

Pre-approval Policy

The Company’s audit committee has policies and procedures that require the pre-approval by the audit committee of each service performed by the Company’s independent registered public accounting firm. During the course of the year, the audit committee will review, evaluate and approve proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by the Company’s accountants. As applicable, the authority to grant pre-approvals may be delegated to one or more of the members of the audit committee. However, any decision made by these members must be presented to the full audit committee at a future audit committee meeting.

All of the fees and services provided as noted in the table above were authorized and approved by the audit committee in compliance with the pre-approval policies and procedures described herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 1, 2006	By:	/s/ PHILIP L. CARTER
Philip L. Carter, President and
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2006

/s/ BARRY E. STEWART Barry E. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2006

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	May 1, 2006

/s/ JAMES H. BLOEM James H. Bloem	Director	May 1, 2006

/s/ BARBARA B. HILL Barbara B. Hill	Director	May 1, 2006

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	May 1, 2006

/s/ WILLIAM J. MERCER William J. Mercer	Director	May 1, 2006

/s/ ARTHUR SIEGEL Arthur Siegel	Director	May 1, 2006

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(c)	Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(d)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(d)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(e)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(f)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(g)	Form of Common Stock Option Agreement.

10.6(d)	Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan.

10.7(d)	Form of Restricted Stock Award Agreement.

10.8(c)	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.9(a)	$275,000,000 Credit Agreement among Rotech Healthcare Inc., as Borrower, The Several Lenders From Time to Time Parties hereto, UBS Warburg LLC and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P., as Syndication Agent, The Bank of Nova Scotia, Deutsche Banc Alex. Brown Inc. and General Electric Capital Corporation, as Co-Documentation Agents, General Electric Capital Corporation, as Collateral Agent, and UBS AG, Stamford Branch, as Administrative Agent, dated as of March 26, 2002.

10.10(h)	Amendment, dated as of December 31, 2002, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.11(i)	Second Amendment and Waiver, dated as of June 7, 2004, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.12(j)	Third Amendment, dated as of November 8, 2005, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(g)	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(k)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

10.19(a)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.20(c)	First Amended and Restated Employment Agreement with Philip L. Carter dated January 31, 2005.

1

Exhibit Number	Title

10.21(c)	First Amended and Restated Employment Agreement with Michael R. Dobbs dated January 31, 2005.

10.22(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

10.23(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

10.24(c)	Letter agreement with Barry E. Stewart with Respect to Rights upon Termination of Employment dated August 10, 2004.

10.25	Form of Indemnification Agreement for directors and officers

12.1(l)	Ratio of Earnings to Fixed Charges.

21.1(l)	List of Subsidiaries.

23.1(l)	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1(l)	Power of Attorney.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(l)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to the Company’s Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to the Company’s Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.

(d)	Incorporated by Reference to the Company’s Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(e)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(f)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(g)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(h)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003.

(i)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 16, 2004.

(j)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 14, 2005.

(k)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(l)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

2