Form 10-Q
period 2006-03-31
ROTECH HEALTHCARE INC
filed 2006-05-10
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

As of May 8, 2006, the registrant had 25,417,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Dec. 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14,222	$2,270
Accounts receivable, net	75,475	90,854
Other accounts receivable	973	866
Inventories	9,206	9,193
Prepaid expenses	4,557	3,363

Total current assets	104,433	106,546
Property and equipment, net	148,168	150,817
Intangible assets (less accumulated amortization of $4,731 at December 31, 2005 and $5,075 at March 31, 2006)	20,583	20,774
Other goodwill	42,044	43,622
Reorganization value in excess of fair value of identifiable assets—goodwill	692,154	692,154
Other assets	11,302	10,944

	$1,018,684	$1,024,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,386	$20,858
Accrued expenses and other current liabilities, including dividends payable	25,436	23,321
Accrued interest	7,246	13,986
Deferred revenue	9,258	9,513
Deferred tax liabilities, net	10,717	10,717
Income taxes payable	1,646	1,403
Revolving credit facility debt	—	10,000
Current portion of long-term debt	634	605

Total current liabilities	79,323	90,403
Deferred tax liabilities, net	31,574	29,881
Priority tax claim	3,476	2,884
Other long-term liabilities	573	676
Long-term debt, less current portion	328,880	328,746
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 shares issued and outstanding at December 31, 2005 and March 31, 2006	5,343	5,455
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,417,270 shares issued and outstanding at December 31, 2005 and March 31, 2006	3	3
Additional paid-in capital	504,559	504,877
Retained earnings	64,953	61,932

Total stockholders’ equity	569,515	566,812

	$1,018,684	$1,024,857

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2005	2006
Net revenues	$123,253	$132,474
Cost of net revenues:
Product and supply costs	21,472	25,051
Patient service equipment depreciation	12,551	11,382
Operating costs	5,130	7,118

Total cost of net revenues	39,153	43,551
Provision for doubtful accounts	4,718	4,089
Selling, general and administrative	72,115	76,033
Depreciation and amortization	4,489	4,995

Total costs and expenses	120,475	128,668

Operating income	2,778	3,806
Interest expense, net	7,842	8,381
Other (income) expense, net	(59)	26

	7,783	8,407
Loss before income taxes	(5,005)	(4,601)
Federal and state income tax benefit	(2,052)	(1,693)

Net loss	(2,953)	(2,908)
Accrued dividends on redeemable preferred stock	113	113

Net loss available for common stockholders	$(3,066)	$(3,021)

Net loss per common share—basic and diluted	$(0.12)	$(0.12)

Weighted average shares outstanding—basic and diluted	25,341,449	25,417,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2006
Net loss	$(2,953)	$(2,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	4,718	4,089
Depreciation and amortization	17,053	16,791
Gain on disposal of property and equipment	—	—
Non-cash stock compensation expense	—	318
Deferred income taxes	(2,031)	(1,694)
Changes in operating assets and liabilities:
Accounts receivable	(1,751)	(18,739)
Other receivables	389	107
Inventories	(82)	13
Prepaid expenses	1,616	1,194
Income tax receivable	—
Other assets	(114)	(45)
Accounts payable and accrued expenses	81	(5,535)
Dividends payable	(900)	—
Accrued interest	7,101	6,740
Income taxes payable	205	(243)
Deferred revenue	(5,238)	255

Net cash provided by operating activities	18,094	343

Cash flows from investing activities:
Purchases of property and equipment	(16,087)	(19,563)
Business acquisitions	(9,135)	(2,013)

Net cash used in investing activities	(25,222)	(21,576)

Cash flows from financing activities:
(Payments on) proceeds from long term borrowing, net	(110)	9,890
Changes in liabilities subject to compromise/priority tax claim	4	(554)
Payments of capital leases	(54)	(55)
Net proceeds from exercises of stock options	1,109	—

Net cash provided by financing activities	949	9,281

Decrease in cash and cash equivalents	(6,179)	(11,952)
Cash and cash equivalents, beginning of period	64,823	14,222

Cash and cash equivalents, end of period	$58,644	$2,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share Based Payment (Statement 123R). This statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. This statement requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. Statement 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements.

The Company adopted Statement 123R effective as of January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of Statement 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. As of December 31, 2005, all outstanding stock options were fully vested. There was no impact on the Company’s results of operations or financial condition during the three months ended March 31, 2006 due to its adopting Statement 123R. Additionally, the Company does not expect that the adoption of Statement 123R will have a material financial impact on the Company in the future, unless a significant number of new options are granted.

(3)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2005 and 2006. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 869,381 and 3,189,474 for the three months ended March 31, 2005 and March 31, 2006, respectively, are excluded from the computation of diluted EPS. The Company uses the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net earnings available for common stockholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2005 and March 31, 2006 are as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2005
Basic and diluted EPS:
Net loss	$(2,953)
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	$(3,066)	25,341,449	$(0.12)

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2006
Basic and diluted EPS:
Net loss	$(2,908)
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	$(3,021)	25,417,270	$(0.12)

Through December 31, 2005, the Company accounted for its stock-based compensation under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, through December 31, 2005, the Company did not recognize compensation expense for its stock options awarded to employees and directors in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings available to common stockholders and basic and diluted earnings per share would have been as follows:

For the three months ended March 31, 2005
Net loss:
As reported	$(2,953)
Less: Statement 123 pro forma compensation expense, net of tax	(361)

Pro forma loss	$(3,314)

Basic and diluted net loss available for common stockholders per share:
As reported	$(.12)
Pro forma loss	$(.13)

The Company adopted Statement 123R, Share-Based Payment, effective January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed. As of December 31, 2005, all outstanding stock options were fully vested. No new stock options were granted during the three months ended March 31, 2006. Accordingly, the Company incurred no stock option related employee stock based compensation expense for the three months ended March 31, 2006.

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. Accordingly, in June 2004, dividends in the amount of $900 were declared on our Series A Preferred and such dividends were paid during the first quarter of 2005. At the 2005 annual meeting of the board of directors held on September 27, 2005, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends were paid during the fourth quarter of fiscal 2005.

(4)	Acquisitions

During the three month period ended March 31, 2006, the Company’s business acquisition activities resulted in a total aggregate cost of $2,150, of which $1,779 was paid in cash. Additionally, the Company recorded a $300 deferred acquisition obligation, which is included in the Company’s accompanying consolidated balance sheet within “Accrued expenses and other current liabilities, including dividends payable.” Net payments in the aggregate amount of $775 were made on the deferred acquisitions obligations during the three month period ended March 31, 2006 and the remaining balance of $4,662 is included in accrued expenses and other current liabilities as of March 31, 2006.

The Company’s acquisitions are accounted for using the purchase method of accounting. The results of the operations are included in the condensed consolidated financial statements from the purchase date. The Company allocated the purchase price related to its business acquisition activities during the three month period ended March 31, 2006 to the following assets:

Property and equipment	$193
Intangible assets	524
Goodwill	1,433

Total assets acquired	$2,150

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of the three month period ended March 31, 2006 have not been presented since the amounts are immaterial to the Company.

(5)	Goodwill and Other Intangible Assets

For impairment testing purposes, the Company has determined that it has one reporting unit in the distribution business. Management further has determined that the reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter, or more frequently, if required. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of other identifiable intangible assets:

	December 31, 2005		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer/Physician relationship	$12,000	$2,250	$12,000	$2,400
Computer software	5,000	1,250	5,000	1,333
Acquired customers lists, trade names and other	6,314	1,231	6,849	1,342

Subtotal	23,314	4,731	23,849	5,075
Non-amortizable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$25,314	$4,731	$25,849	$5,075

Amortization expense for the three months ended March 31, 2005 and March 31, 2006 was approximately $246 and $344, respectively. During the three months ended March 31, 2006, the Company increased Other Goodwill in the amount of $1,577 as a result of business acquisition activities. As of December 31, 2005 and March 31, 2006, Other Goodwill was approximately $42,044 and $43,622, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2006	$1,385
2007	1,367
2008	1,345
2009	1,343
2010	1,269

(6)	Segment Data

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

	Three Months Ended March 31,
	2005	2006
Respiratory therapy equipment and services	$108,840	$116,567
Durable medical equipment	13,174	14,753
Other health care products	1,239	1,154

	$123,253	$132,474

(7)	Other Commitments and Contingencies

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

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Note 10, “Significant Events.” In the opinion of management, there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position.

(8)	Certain Significant Risks and Uncertainties and Government Regulations

The Company and others in the health care business are subject to certain inherent risks, including the following:

•	Substantial dependence on revenues derived from reimbursement by the Federal Medicare and State Medicaid programs which have been significantly reduced in recent years and which entail exposure to various health care fraud statutes;

•	Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

•	Lawsuits alleging malpractice and related claims.

Such inherent risks require the use of certain management estimates in the preparation of the Company’s financial statements and it is reasonably possible that a change in such estimates may occur.

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 69% and 62% of the Company’s patient revenue for the three months ended March 31, 2005 and March 31, 2006, respectively.

Medicare Laws and Regulations. The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. This final rule establishes regulatory criteria that are substantially the same as those put in place under the earlier interim final rule. Using its inherent reasonableness authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment, or HME, to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations are applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using its least costly alternative authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Medicare contractors recently issued a draft local coverage policy for nebulizers and inhalation drugs dispensed through nebulizers, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using this least costly alternative mechanism. The draft policy would significantly reduce the payment rate for DuoNeb®, a commercially-available formulation of albuterol and ipratropium bromide, to the payment rates for each of those drugs administered separately. In addition, the payment rate for levalbuterol would be significantly reduced to the payment rate for albuterol. In making these proposals, the Medicare contractors concluded that these lesser-paying drugs are the least costly alternatives to DuoNeb® and levalbuterol. The draft policy also includes other changes such as placing restrictions on the monthly dosages of budesonide and other inhalation drugs that will be covered by Medicare. If adopted as proposed, the draft policy and these other changes could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA significantly changed how Medicare Part B pays for our products, including HME items, such as oxygen, oxygen equipment and nebulizers, as well as inhalation drugs dispensed through nebulizers. These changes include the following:

        (1) Reductions and Payment Freeze for HME. Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME are set at the 2003 level and, therefore, are “frozen”, unless the item becomes subject to further reductions based on Federal Employee Health Benefits Program median payment amounts (as described below), or is subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were reduced based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

The fee schedule amounts for oxygen and oxygen equipment were also to be reduced based on this calculation as of January 1, 2005. Because of a delay in publication of the data needed to set these amounts, the oxygen fee schedule amounts were not reduced until the end of March 2005. According to a March 2005 OIG report, in 2002, FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. The March 2005 report superseded an earlier September 2004 OIG report that had found greater differences between FEHBP and Medicare payment rates. On the same day that the OIG published its final 2005 report, CMS published 2005 payment amounts for home oxygen equipment and instructed the contractors to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005, which were submitted prior to the effective date, are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts.

We cannot predict the outcome of any future rulemaking by CMS. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

        (2) Implementation of Competitive Bidding for HME. Starting in 2007, Medicare is scheduled to begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program is to begin in 10 high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. Also, MMA requires that contracts may only be awarded to suppliers that meet certain quality and financial standards and that the amounts paid to suppliers under the contracts must be less than the amount paid under the current system. Beginning in 2009, CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding. On April 24, 2006, CMS issued proposed regulations regarding the implementation of competitive bidding. The proposed regulations include, among other things, proposals regarding how CMS will determine in which MSAs to initiate the program and which products and product categories to competitively bid, conditions to be met for awarding contracts, and the “grandfathering” of existing oxygen and other HME agreements with beneficiaries if a supplier is not selected. CMS proposed a number of methodologies it is considering to evaluate bids and set the payment rates for the products that are competitively bid. The proposed regulations also would revise the methodology CMS would use to price new products not included in competitive bidding. The proposed regulations do not provide many of the details needed to assess the impact that competitive bidding and other elements of the rule will have on our business. Until the regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented. In addition, the inherent reasonableness interim final regulation (see above) remains in effect after MMA, but the legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. At this time, we do not know which of our products will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact that inherent reasonableness and competitive bidding will have on our business.

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

For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of 2006, to $0.073. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006, to $0.216.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. New Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. The resulting reimbursement rates using the invoice methodology are significantly less than the 2006 ASP payment rates. Prior to April 17, 2006, we were not able to quantify the potential effects of the new billing code and payment methodology. However, on April 17, 2006, we received our first 2006 payment for compounded budesonide from a single Medicare contractor for approximately ten claims at the reimbursement rate of $0.29 per 0.5 mg. This payment reflects a Medicare contractor’s determination to reimburse compounded formulations of budesonide on a different basis than non-compounded formulations of the drug. The reimbursement rate for non-compounded budesonide is $4.408 per 0.5 mg and $4.374 per 0.5 mg, respectively, for the first and second quarter of 2006. For the first quarter of 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $7.5 million. We have established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. If the new reimbursement rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million and would reduce fully diluted earnings per share for 2006 by approximately $0.68. We believe that this new reimbursement rate is not merited and we are working with regulatory authorities to reverse this change, although the final regulatory outcome of this matter cannot be predicted. If Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at these low rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. For the three months ended March 31, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $3.3 million. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

For the quarter ended March 31, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 14.0% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates, are resulting in a further material reduction in the revenues and profitability of our inhalation drug business, and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

(4) Implementation of Certain Clinical Conditions and Quality Standards. MMA requires that new clinical conditions of coverage be developed for HME, with those products perceived as having a higher utilization to be given priority for implementation. Although not yet implemented, the quality standards are being developed by CMS and are to be applied by independent accreditation organizations. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. On September 23, 2005, CMS released draft quality standards for comment, which are expected to be finalized and published in spring of 2006. The draft standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and BiPAP, hospital beds, support surfaces, power and manual wheelchairs and other mobility equipment. CMS announced that it intends to introduce additional product-specific quality standards for other products in the future, and this could include standards that impact us. In its proposed regulations regarding the implementation of competitive bidding, CMS also proposed additional financial standards to be met by suppliers participating in competitive bidding, as well as requirements for CMS-approved accreditation organizations that would accredit all suppliers. The proposed regulations do not identify selected accreditation organizations. CMS proposed to “grandfather” suppliers that are already accredited by the selected accreditation organizations. Currently, approximately 97.5% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. We cannot provide assurances that JCAHO will be selected as a CMS-approved accreditation organization or that the grandfathering policy will be finalized so that it applies to us. At this time, we cannot predict the full impact that the clinical conditions, final quality standards or final accreditation criteria will have on our business.

Deficit Reduction Act. The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, also made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36 month rental period that began January 1, 2006 for all oxygen equipment. This new 36 month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended. We do not expect the changes in rental period for capped rental items and oxygen equipment to have a material impact on our business in 2006. At this time, we cannot predict the impact that the change in the rental period for oxygen equipment will have on our business in future years.

Further with respect to changes in rental periods, on January 26, 2006, CMS released a final rule revising the payment classification of certain respiratory assist devices. Those respiratory assist devices that have a backup rate feature were reclassified as capped rental items effective April 1, 2006. Under the rule, for those Medicare beneficiaries who received these devices prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. At this time, we do not believe that the change will have a material adverse impact on our business.

Pharmacy Licensing and Registration. Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the U.S. Food and Drug Administration (FDA), adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. State authorities may also raise inquiries or complaints regarding our pharmacy practices in connection with the renewal of our state licensure or for other reasons. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more like those of a manufacturer or if FDA determines that the public health is at risk. See “Food, Drug and Cosmetic Act” below. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations.

Food, Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA for compliance with the cGMP and other regulatory requirements. In September 2005, the FDA inspected our medical gas facility in Coeur D’Alene, Idaho. The FDA presented us with a Form FD-483 at the conclusion of the inspection noting two inspectional observations. The Company responded in writing to the FDA within two weeks of the inspection identifying the actions we have taken to correct the deficiencies identified in the Form FD-483. In addition, following the inspection we conducted a general review of the compliance status of our medical gas facilities with the cGMP regulations and we are currently revising and updating our practices and procedures for medical gas receipt, processing and distribution, and are enhancing our audit and training functions in connection with the results of such review. Accordingly, we are currently expending significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations at each of our medical gas facilities. However, there can be no assurance that this effort will be successful and that our medical gas facilities will achieve and maintain compliance with the cGMP regulations. Failure to comply with these regulatory requirements could subject the Company to possible legal or regulatory action, such as Warning Letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of the pharmacists at our Pulmo-Dose pharmacy in Murray, Kentucky dispense compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by the FDA, is considered to be within the practice of pharmacy and is regulated primarily under state law. We have policies and procedures for compounding practices that we believe are consistent with state law requirements and the USP. Despite our efforts to comply with these standards, we may occasionally determine through subsequent testing that a preparation does not have acceptable strength, purity or sterility. In such a case, we may be required to dispose of the preparation, discontinue the preparation, stop distribution of the preparation or initiate a recall of the preparation. Although pharmacy compounding is primarily regulated by state law, the FDA asserts that it has jurisdiction over pharmacy compounding. In May 2002, the FDA issued a Compliance Policy Guide for Staff and

Industry, Section 460.200, setting forth the FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. The FDA may inspect a pharmacy that it believes may not be complying with regulatory requirements or that may be engaged in activities prohibited by the FFDCA. On August 1, 2005, the FDA initiated an inspection of our compounding pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and the FDA, at the conclusion of the audit, presented the Company with a Form FD-483 noting three inspectional observations. The Company submitted a response to the Form FD-483 and continues to engage in ongoing communications with the FDA regarding the inspection and the FDA’s continuing review of our pharmacy’s activities. We have cooperated with the FDA during the course of the inspection and will continue to cooperate regarding any required follow-up activities. However, there is no assurance that the FDA will agree that we are not a drug manufacturer and that our operations are in compliance with all applicable regulatory requirements. If the FDA determines that our compounding activities do not comply with regulatory requirements or are more consistent with those of a drug manufacturer, the FDA could require us to discontinue those activities and we could be subject to enforcement action.

Anti-Kickback Statute/Stark. The Company’s operations are subject to a variety of federal, state and local laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal Ethics in Patient Referral Act of 1989 (Stark I) as amended by the Omnibus Budget and Reconciliation Act of 1993 (Stark II and together with Stark I, “Stark”), many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, in return for, or to induce the referral of patients, or the furnishing, recommending or arranging for products or services covered by federal health care programs, including Medicare and Medicaid. Stark prohibits, with limited exceptions, a physician from referring Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician, or a member of the physician’s immediate family, has a financial relationship. Stark also prohibits the submission of a claim to Medicare or Medicaid by the entity for designated health services furnished pursuant to a prohibited referral. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute, some of which apply to all health care goods or services regardless of whether the source of payment is governmental or private, with which the Company must comply. Other health care laws applicable to and regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

•	False Claims—The federal False Claims Act imposes civil liability on individuals or entities that knowingly present, or cause to be presented, false or fraudulent claims for payment to the federal government. The False Claims Act also includes a number of “whistleblower” provisions that allow private individuals to bring actions on behalf of the government alleging violations of the False Claims Act. Violations of the False Claims Act may result in treble damages, civil monetary penalties, and exclusion from the Medicare and Medicaid programs. A number of other federal statutes give rise to criminal penalties (including fines and imprisonment) for individuals or entities that present false or fraudulent claims or documentation in connection with the delivery of or payment for health care benefits, items or services to the government.

•	Regulatory Requirement Deficiencies—In the ordinary course of business, health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility’s license.

•	Changes in laws and regulations—Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

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

The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

(9)	Debt

The Company’s long-term debt consists of the following:

	December 31, 2005	March 31, 2006
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through 2007, secured by equipment	$282	$229
Senior secured term loan; $109 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	42,232	42,122
9½% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	329,514	329,351
Less current portion	634	605

Total long-term debt	$328,880	$328,746

As of March 31, 2006, the Company has a $75 million five-year revolving credit facility. There was $10.0 million outstanding under this facility at March 31, 2006, which is classified as a current liability in the accompanying consolidated balance sheet, and the Company has issued letters of credit totaling $12.7 million under this facility. As of March 31, 2006, the Company was not in compliance with the consolidated fixed charge coverage ratio included in its credit agreement. On May 9, 2006, the Company entered into a fourth amendment to its credit agreement pursuant to which, among other things, (i) certain financial ratio levels included in the credit agreement including, the consolidated fixed charge coverage ratio were reset for each fiscal quarter of 2006 and thereafter, (ii) the Company was prohibited from making any capital expenditures in excess of $15 million during any of the remaining fiscal quarters in 2006 and (iii) a pricing grid related to the applicable margin for term loans was added. As a result of the reset consolidated fixed charge coverage ratio level included in the fourth amendment to the Company’s credit agreement, the Company regained compliance with such financial condition covenant under its credit agreement. However, notwithstanding any changes to the financial ratio levels included in the fourth amendment, the Company’s ability to make certain investments remains conditioned on compliance with the financial condition covenants included in the credit agreement without giving effect to the changes to those covenants effected by the fourth amendment.

(10)	Significant Events

Due to the nature of the business, the Company is involved from time to time in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit the Company (or its predecessor, Rotech Medical Corporation, the “Predecessor”) is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

As noted previously, on February 2, 2000, IHS and substantially all of its subsidiaries, including the Predecessor filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United

States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which pre-bankruptcy claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against the Predecessor with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed the Predecessor’s plan of reorganization (the “Plan”) which became effective on March 26, 2002. On December 20, 2004, the Bankruptcy Court entered a final decree closing the Predecessor’s bankruptcy case. In connection with its emergence from bankruptcy, claims made against the Predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the Plan or pursuant to settlement agreements approved by the Bankruptcy Court. However, although management believes that all pre-petition state claims have also been discharged or dealt with in the Plan, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against the Predecessor or the Company involving pre-petition claims. Since the date of confirmation of the Plan, neither the Company nor the Predecessor has received any correspondence from a state challenging the pre-petition discharge of claims.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(11)	Supplemental Cash Flow Information

	Three months ended March 31,
	2005	2006
Cash payments for:
Interest	$593	$1,301
Income taxes (receipts)	(204)	242
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	7,211	4,576

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Overview

Background. We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 490 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.3% and 87.8% of our net revenues for the three months ended March 31, 2005 and March 31, 2006, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 10.7% and 11.2% of net revenues for the three months ended March 31, 2005 and March 31, 2006, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

We have embarked upon a series of initiatives which includes a restructured sales force with more time devoted to selling; a refocus of our clinical group towards patient care with continued expansion of our base of respiratory therapists; a new state of the art pharmacy responsible for dispensing and distributing all drug reorders; and a resource commitment to develop managed care business. We have temporarily suspended our acquisition program targeting small complementary businesses and our program to open a number of de novo branches until we meet certain conditions as required under our credit agreement.

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 69.0% and 62.4% of the Company’s patient revenue for the three months ended March 31, 2005 and March 31, 2006, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in reimbursement rates for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards.

Starting in 2007, Medicare is scheduled to begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program is to begin in 10 high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined. Also, MMA requires that contracts may only be awarded to suppliers that meet certain quality and financial standards and that the amounts paid to suppliers under the contracts must be less than the amount paid under the current system. Beginning in 2009, CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding. On April 24, 2006, CMS issued proposed regulations regarding the implementation of competitive bidding. The proposed regulations include, among other things, proposals regarding how CMS will determine in which MSAs to initiate the program and which products and product categories to competitively bid, conditions to be met for awarding contracts, and the “grandfathering” of existing oxygen and other HME agreements with beneficiaries if a supplier is not selected. CMS proposed a number of methodologies it is considering to evaluate bids and set the payment rates for the products that are competitively bid. The proposed regulations also would revise the methodology CMS would use to price new products not included in competitive bidding. The proposed regulations do not provide many of the details needed to assess the impact that competitive bidding and other elements of the rule will have on our business. Until the regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented. The impact of new clinical conditions for reimbursement and quality standards also remains uncertain.

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

According to the OIG’s report on oxygen prices, which was not published until March 30, 2005, in 2002, FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. The March 2005 report superseded an earlier September 2004 OIG report that had found greater differences between FEHBP and Medicare payment rates. On the same day that the OIG published its final report, CMS published 2005 payment amounts for home oxygen equipment and instructed the contractors to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts. The new Medicare payment amounts have resulted in a payment reduction of approximately 8.5% and 8.6% for the year ended December 31, 2005 and the quarter ended March 31, 2006, respectively, for home oxygen equipment provided by us to Medicare beneficiaries.

Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 3.7% of our recorded revenues in 2005 and approximately 3.6% of our recorded revenues in the first quarter of 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the March 2005 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.7 million and $4.5 million for the year ended December 31, 2005 and the quarter ended March 31, 2006, respectively.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended March 31, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 14.0% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, payments for drugs delivered through nebulizer equipment were based on 106% of average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $10 million in 2004 and approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

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

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of

2006, to $0.073. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006, to $0.216.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. New Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. The resulting reimbursement rates using the invoice methodology are significantly less than the 2006 ASP payment rates. Prior to April 17, 2006, we were not able to quantify the potential effects of the new billing code and payment methodology. However, on April 17, 2006, we received our first 2006 payment for compounded budesonide from a single Medicare contractor for approximately ten claims at the reimbursement rate of $0.29 per 0.5 mg. This payment reflects a Medicare contractor’s determination to reimburse compounded formulations of budesonide on a different basis than non-compounded formulations of the drug. The reimbursement rate for non-compounded budesonide is $4.408 per 0.5 mg and $4.374 per 0.5 mg, respectively, for the first and second quarter of 2006. For the first quarter of 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $7.5 million. We have established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. If the new reimbursement rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million and would reduce fully diluted earnings per share for 2006 by approximately $0.68. We believe that this new reimbursement rate is not merited and we are working with regulatory authorities to reverse this change, although the final regulatory outcome of this matter cannot be predicted. If Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at these low rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to these changes, Medicare contractors recently issued a draft local coverage policy for nebulizers and inhalation drugs dispensed through nebulizers which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries. Some of these proposed changes are being made based on CMS’s authority to reduce the reimbursement for HME to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. The draft local coverage policy would significantly reduce the payment rate for DuoNeb®, a commercially-available formulation of albuterol and ipratropium bromide, to the payment rates for each of those drugs administered separately. In addition, the payment rate for levalbuterol would be significantly reduced to the payment rate for albuterol. In making these proposals, the Medicare contractors concluded that these lesser-paying drugs are the least costly alternatives to DuoNeb® and levalbuterol. The draft policy also includes other changes such as placing restrictions on the monthly dosages of budesonide and other inhalation drugs that will be covered by Medicare. If adopted as proposed, the draft policy and these other changes could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. For the three months ended March 31, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $3.3 million. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are expected to result in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The following table shows our results of operations for the three months ended March 31, 2005 and March 31, 2006.

	For three months ended March 31,
	2005	2006
Net revenues	$123,253	$132,474
Costs and expenses:
Cost of net revenues:
Product and supply costs	21,472	25,051
Patient service equipment depreciation	12,551	11,382
Operating costs	5,130	7,118

Total cost of net revenues	39,153	43,551
Provision for doubtful accounts	4,718	4,089
Selling, general and administrative	72,115	76,033
Depreciation and amortization	4,489	4,995

Total costs and expenses	120,475	128,668

Operating income	2,778	3,806
Interest expense, net	7,842	8,381
Other (income) expense, net	(59)	26

	7,783	8,407

Loss before income taxes	(5,005)	(4,601)
Federal and state income tax benefit	(2,052)	(1,693)

Net loss	(2,953)	(2,908)
Accrued dividends on redeemable preferred stock	113	113

Net loss available for common stockholders	$(3,066)	$(3,021)

The following table shows our results of operations as a percentage of net revenues for the three months ended March 31, 2005 and March 31, 2006.

	For three months ended March 31,
	2005	2006
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues:
Product and supply costs	17.4%	18.9%
Patient service equipment depreciation	10.2%	8.6%
Operating costs	4.2%	5.4%

Total cost of net revenues	31.8%	32.9%
Provision for doubtful accounts	3.8%	3.1%
Selling, general and administrative	58.5%	57.4%
Depreciation and amortization	3.6%	3.8%

Total costs and expenses	97.7%	97.1%

Operating income	2.3%	2.9%
Interest expense, net	6.4%	6.3%
Other (income) expense, net	0.0%	0.0%

	6.4%	6.3%

Loss before income taxes	-4.1%	-3.5%
Federal and state income tax benefit	-1.7%	-1.3%

Net loss	-2.4%	-2.2%
Accrued dividends on redeemable preferred stock	0.1%	0.1%

Net loss available for common stockholders	-2.5%	-2.3%

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005

Total net revenues for the three months ended March 31, 2006 were $132.5 million as compared to $123.3 million for the comparable period in 2005. The net increase was primarily attributable to a 12.8% increase in oxygen and drug patient counts which contributed approximately $6.8 million to net revenues, net revenues of $6.8 million generated by businesses acquired during 2005 and increased DME and other respiratory equipment sales. The foregoing increases were mainly offset by a specific contractual allowance which was established for revenues recognized during the three months ended March 31, 2006 related to compounded budesonide in the amount of $7.5 million in connection with a potential reduction in the reimbursement rate for compounded budesonide as well as a $0.7 million reduction in revenues related to a decrease in reimbursement rates for HME equipment subject to FEHBP provisions and a reduction in oxygen and other equipment reimbursements.

Cost of net revenues for the three months ended March 31, 2006 increased $4.4 million, or 11.2%, to $43.6 million, from the comparable period in 2005. The net increase was primarily attributable to a $3.6 million, or 16.7% increase in product and supply cost resulting from a 12.8% increase in the number of patients served. Operating costs increased $2.0 million as the result of a 16.0% increase in respiratory therapists employed. The foregoing increases were offset by a $1.2 million decrease in patient service equipment depreciation due to a portion of our oxygen rental equipment becoming fully depreciated during the three months ended March 31, 2006. Cost of net revenues as a percentage of net revenue was 32.9% for the three months ended March 31, 2006 as compared to 31.8% for the comparable period in 2005.

The provision for doubtful accounts for the three months ended March 31, 2006 decreased $0.6 million from the comparable period in 2005 to $4.1 million. This decrease was mainly attributable to a reduction in the accrual rate for bad debt expense based on continuing improvement in historical cash collections experience. The provision for doubtful accounts as a percentage of net revenue decreased to 3.1% for the three months ended March 31, 2006 as compared to 3.8% from the comparable period in 2005.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $3.9 million, or 5.4%, to $76.0 million, from the comparable period in 2005. The increase primarily resulted from the operating expenses of newly acquired businesses in the amount of $2.8 million, offset by a $1.3 million reduction in consulting fees paid during the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of net revenues decreased to 57.4% for the three months ended March 31, 2006 from 58.5% for the three months ended March 31, 2005.

Depreciation and amortization for the three months ended March 31, 2006 increased $0.5 million to $5.0 million from the comparable period in 2005. Depreciation and amortization as a percentage of net revenue increased to 3.8% as compared to 3.6% for the comparable period in 2005. This increase is mainly the result of an increase in non-patient service equipment capital purchases of computer software and computer software upgrades.

Net interest expense for the three months ended March 31, 2006 increased $0.5 million or 6.9% from the comparable period in 2005. The increase is primarily attributable to net draws on our revolving line of credit in the aggregate amount of $10 million and a 210 basis points increase in the interest rate on our term loan.

Federal and state income tax benefit for the three months ended March 31, 2006 decreased to $1.7 million from $2.1 million for the comparable period in 2005. The decrease in federal and state income tax benefit was primarily due to the decrease in our effective income tax rate, due to the potential effect of the loss of budesonide revenues, as discussed above.

For the three months ended March 31, 2006, earnings from continuing operations before interest, income taxes, depreciation and amortization (EBITDA) was $20.2 million as compared to $19.9 million for the three months ended March 31, 2005. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings to EBITDA

	Three months ended March 31,
	2005	2006
Net earnings	$(2,953)	$(2,908)
Income tax expense	(2,052)	(1,693)
Interest expense, net	7,842	8,381
Depreciation and amortization	17,040	16,377

EBITDA	$19,877	$20,157

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

Inflation and Seasonality

Management believes that there was no material effect on our operations or financial condition as a result of inflation for the three month period ended March 31, 2006. We have not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation. Management also believes that our business is not seasonal.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.3 million and $18.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively. Cash flows, cash on hand and the availability to draw on our senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2006. As discussed in Note 8 to our financial statements included in Part I, Item I of this report, a new reimbursement rate for compounded budesonide has been applied to the limited number of claims that have been processed. Although we do not believe the new reimbursement rate is merited and continue to pursue appropriate remedies with appropriate regulatory authorities, we cannot assure you that we will prevail in our efforts. If the new rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million and would reduce our net cash provided by operating activities by approximately $29 million and would have a material adverse effect on our operating cash flows.

Accounts receivable before allowance for doubtful accounts increased from $90.2 million at December 31, 2005 to $106.6 million at March 31, 2006. Days sales outstanding (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 62 days at March 31, 2006, compared to 49 days at December 31, 2005. The increase in accounts receivable was primarily attributable to the delay in receipts of payments from government and managed care payors, including Medicare. Management believes that the aforementioned delay is temporary and expects it will be resolved by the third quarter of 2006.

Included in accounts receivable are earned but unbilled receivables of $31.8 million at March 31, 2006 and $28.1 million at December 31, 2005. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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

Net cash used in investing activities was $21.6 million and $25.2 million for the three months ended March 31, 2006 and March 31, 2005, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $19.6 million for the three months ended March 31, 2006 as compared to $16.1 million for the three months ended March 31, 2005, representing 14.8% and 13.1% of our net revenues for each period, respectively. The increase in 2006 is attributed primarily to an increase in patient service equipment and enhancement and upgrades of software and computer systems. Cash outlays for businesses acquired totaled $2.0 million and $9.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

Cash flows provided by financing activities primarily relate to borrowings under the senior secured revolving credit facility. We currently have the following debt facilities and outstanding debt:

•	a five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. In January 2006, we drew down approximately $10.0 million of our $75 million senior secured revolving credit facility. Additionally, included in this facility is the issuance of $12.7 million in stand by letters of credit. In April 2006, had additional draws on the senior secured revolving credit facility in the net amount of $9.0 million. As of May 9, 2006, we had $43.3 million available for drawdown on this facility.

•	a six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in 2008. Interest is payable based on the election of the LIBOR rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a LIBOR rate advance. Accrued interest on our borrowings was $7.2 million and $14.0 million at December 31, 2005 and March 31, 2006, respectively. During the three months ended March 31, 2006, we made regularly scheduled amortization payments of $0.1 million on the term loan. As of December 31, 2005 and March 31, 2006, we had balances of $42.2 million and $42.1 million outstanding, respectively, under our term loan. At March 31, 2006, the term loan interest rate was 7.98%. Interest paid during the year ended December 31, 2005 and the three months ended March 31, 2006 was $2.7 million and $1.3 million, respectively.

•	an aggregate principal amount of $300 million of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2005 and March 31, 2006, we had a balance of $287 million outstanding. Interest paid during the year ended December 31, 2005 was $27.3 million. No interest payments were made during the three months ended March 31, 2006.

Borrowings under the senior secured revolving credit facility and term loan are secured by substantially all of our assets and the agreements with respect to such credit facility and term loan impose numerous restrictions, including, but not limited to, covenants requiring the maintenance of certain financial ratios, limitations on additional borrowing, capital expenditures, acquisitions and investments. As of March 31, 2006, the Company was not in compliance with the consolidated fixed charge coverage ratio included in its credit agreement. On May 9, 2006, the Company entered into a fourth amendment to its credit agreement pursuant to which, among other things, (i) certain financial ratio levels included in the credit agreement including, the consolidated fixed charge coverage ratio were reset for each fiscal quarter of 2006 and thereafter, (ii) the Company was prohibited from making any capital expenditures in excess of $15 million during any of the remaining fiscal quarters in 2006 and (iii) a pricing grid related to the applicable margin for term loans was added. As a result of the reset consolidated fixed charge coverage ratio level included in the fourth amendment to the Company’s credit agreement, the Company regained compliance with such financial condition covenant under its credit agreement. However, notwithstanding any changes to the financial ratio levels included in the fourth amendment, the Company’s ability to make certain investments remains conditioned on compliance with the financial condition covenants included in the credit agreement without giving effect to the changes to those covenants effected by the fourth amendment.

The foregoing summary is qualified in its entirety by reference to the full text of the fourth amendment to the Company’s credit agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes and our desire to grow through internal growth supplemented by selective acquisitions primarily in non-urban markets. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2006. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow. Based on current conditions, we believe that the cash generated from our operations, together with amounts available under our $75 million senior secured revolving credit facility, will be sufficient to meet our working capital, capital expenditure and other cash needs into 2007. We cannot be sure that we will be able to obtain appropriate relief from Medicare regulatory authorities with respect to a new reimbursement rate that has been applied to compounded budesonide. If additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we may not be able to generate sufficient operating cash flow or obtain the additional financing necessary to satisfy our cash requirements or to implement our growth strategy on acceptable terms.

Our capital and debt structure was determined upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. We expect to review our capital and debt structure during the remainder of 2006. This review will include, but not be limited to, consideration of a primary and/or secondary stock offering and a restructuring or refinancing of our debt. We have no present plans to take any such actions, and any decisions will necessarily depend upon market and business conditions at the applicable time.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Management has determined that branch locations have similar economic characteristics and should be aggregated into one reporting unit for assessing fair value. If the carrying amount of the goodwill and intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. As a result of adopting Statement 142, goodwill and a substantial amount of our intangible assets are no longer amortized. Pursuant to Statement 142, goodwill and indefinite lived intangible assets must be periodically tested for impairment. We perform our annual impairment testing during our fourth quarter of each year. For 2005, we concluded there was no impairment of successor company goodwill or identifiable intangibles.

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

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of our capitalized software existed at March 31, 2006.

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

At March 31, 2006, we had available federal net operating loss carryforwards of approximately $93.6 million, which expire in 2026.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs established by the Company; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Government Regulations” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75 million senior secured revolving credit facility and (ii) a six-year $200 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200 million term loan and transferred the proceeds of that loan to Rotech Medical Corporation, our predecessor, to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of March 31, 2006, $10.0 million of the $75 million senior secured revolving credit facility have been drawn upon and standby letters of credit totaling $12.7 million have been issued under this credit facility. As of March 31, 2006, $42.1 million was outstanding on the $200 million senior secured term loan. For the three months ended March 31, 2006, we incurred $8.4 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the debt facilities (of which $52.1 million was outstanding as of March 31, 2006), we would incur approximately $0.5 million in additional interest expense for the period January 1, 2006 through December 31, 2006.

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

We have made no changes during the first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Significant Events” in Note 10 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below which have been amended and restated in their entirety, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and laws and policies currently in effect impose significant reductions in Medicare reimbursement for such inhalation drugs.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $10 million in 2004 and approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

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

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of 2006, to $0.073. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006, to $0.216.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. New Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. The resulting reimbursement rates using the invoice methodology are significantly less than the 2006 ASP payment rates. Prior to April 17, 2006, we were not able to quantify the potential effects of the new billing code and payment methodology. However, on April 17, 2006, we received our first 2006 payment for compounded budesonide from a single Medicare contractor for approximately ten claims at the reimbursement rate of $0.29 per 0.5mg. This payment reflects a Medicare contractor’s determination to reimburse compounded formulations of budesonide on a different basis than non-compounded formulations of the drug. The reimbursement rate for non-compounded budesonide is $4.408 per 0.5mg and $4.374 per 0.5mg, respectively, for the first and second quarter of 2006. For the first quarter of 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $7.5 million. We have established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. If the new reimbursement rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million and would reduce fully diluted earnings per share for 2006 by approximately $0.68. We believe that this new reimbursement rate is not merited and we are working with regulatory authorities to reverse this change, although the final regulatory outcome of this matter cannot be predicted. If Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at these low rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. For the three months ended March 31, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $3.3 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% of our recorded revenues for the year ended December 31, 2005. For the quarter ended March 31, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 14.0% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. The

2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are resulting in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

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

On April 24, 2006, CMS issued proposed regulations regarding the implementation of competitive bidding. The proposed regulations include, among other things, proposals regarding how CMS will determine in which MSAs to initiate the program and which products and product categories to competitively bid, conditions to be met for awarding contracts, and the “grandfathering” of existing oxygen and other HME agreements with beneficiaries if a supplier is not selected. CMS proposed a number of methodologies it is considering to evaluate bids and set the payment rates for the products that are competitively bid. The proposed regulations also would revise the methodology CMS would use to price new products not included in competitive bidding. The proposed regulations do not provide many of the details needed to assess the impact that competitive bidding and other elements of the rule will have on our business. Until the regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented.

Regulatory changes subject the Medicare reimbursement rates for our equipment and services to potential discretionary adjustment by the Centers for Medicare and Medicaid Services.

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment or HME, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, CMS made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and its contractors to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. This final rule establishes regulatory criteria that are substantially the same as those put in place under the earlier interim final rule.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations are applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Medicare contractors recently issued a draft local coverage policy for nebulizers and inhalation drugs dispensed through nebulizers, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using this least costly alternative mechanism. The draft policy would significantly reduce the payment rate for DuoNeb®, a commercially-available formulation of albuterol and ipratropium bromide, to the payment rates for each of those drugs administered separately. In addition, the payment rate for levalbuterol would be significantly reduced to the payment rate for albuterol. In making these proposals, the Medicare contractors concluded that these lesser-paying drugs are the least costly alternatives to DuoNeb® and levalbuterol. The draft policy also includes other changes such as placing restrictions on the monthly dosages of budesonide and other inhalation drugs that will be covered by Medicare. If adopted as proposed, the draft policy and these other changes could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Lack of accreditation of our operating centers or failure to meet government standards for coverage could result in a decline in our revenues.

Currently, approximately 97.5% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. The only entities not accredited are newly acquired entities. If future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues. Further, under MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims will be subject to new quality standards as a condition of receiving payment from the Medicare program. These new standards, which have not yet been implemented, are being developed by CMS and are to be applied by independent accreditation organizations. On September 23, 2005, CMS released draft quality standards for comment, which are expected to be finalized and published in spring of 2006. The draft standards consist of business-related standards, such as financial and human resources management requirements applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and BiPAP, hospital beds, support surfaces, power and manual wheelchairs, and other mobility equipment. CMS announced that it intends to introduce additional product-specific quality standards for other products in the future, and this could include standards that impact us. In its proposed regulations regarding the implementation of competitive bidding, CMS also proposed additional financial standards to be met by suppliers participating in competitive bidding, as well as requirements for CMS-approved accreditation organizations that would accredit all suppliers. The proposed regulations do not identify selected accreditation organizations, although they do address possible “grandfathering” for suppliers accredited prior to the effective date of the regulations. We cannot provide assurances that JCAHO will be selected as a CMS-approved accreditation organization or that the grandfathering policy will be finalized so that it applies to us. At this time, we cannot predict the full impact that the final quality standards or final accreditation criteria will have on our business.

MMA also authorizes CMS to establish clinical conditions for payment for home medical equipment. These new supplier standards and clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. In addition, because we have Medicare supplier numbers and are subject to any new supplier standards, our failure to meet any new supplier standards could affect our ability to bill and therefore could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions or final quality standards will have on our business.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a)	Exhibits:

10.1	Fourth Amendment, dated as of May 9, 2006, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 10, 2006	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: May 10, 2006	By:	/s/ BARRY E. STEWART
Barry E. Stewart
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Fourth Amendment, dated as of May 9, 2006, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.