Form 10-Q
period 2006-06-30
ROTECH HEALTHCARE INC
filed 2006-08-09
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

As of August 4, 2006, the registrant had 25,481,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Dec. 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$14,222	$14,976
Accounts receivable, net	75,475	76,218
Other accounts receivable	973	764
Inventories	9,206	9,141
Prepaid expenses	4,557	4,655

Total current assets	104,433	105,754
Property and equipment, net	148,168	149,898
Intangible assets (less accumulated amortization of $4,731 at December 31, 2005 and $5,421 at June 30, 2006)	20,583	20,428
Other goodwill	42,044	43,659
Reorganization value in excess of fair value of identifiable assets—goodwill	692,154	243,154
Other assets	11,302	10,328

	$1,018,684	$573,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,386	$22,018
Accrued expenses and other current liabilities, including dividends payable	25,436	19,079
Accrued interest	7,246	7,065
Deferred revenue	9,258	10,472
Deferred tax liabilities, net	10,717	—
Income taxes payable	1,646	1,191
Revolving credit facility debt	—	39,000
Current portion of long-term debt	634	42,152

Total current liabilities	79,323	140,977
Deferred tax liabilities, net	31,574	—
Priority tax claim	3,476	2,739
Other long-term liabilities	573	659
Long-term debt, less current portion	328,880	287,038
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 shares issued and outstanding at December 31, 2005 and June 30, 2006	5,343	5,568
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,417,270 shares issued and outstanding at December 31, 2005 and June 30, 2006	3	3
Additional paid-in capital	504,559	505,165
Retained earnings (deficit)	64,953	(368,928)

Total stockholders’ equity	569,515	136,240

	$1,018,684	$573,221

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net revenues	$133,043	$111,846	$256,296	$244,319
Cost of net revenues:
Product and supply costs	23,600	23,954	45,073	49,005
Patient service equipment depreciation	12,148	10,948	24,699	22,330
Operating costs	5,995	5,457	11,125	12,575

Total cost of net revenues	41,743	40,359	80,897	83,910

Provision for doubtful accounts	4,334	3,347	9,052	7,436
Selling, general and administrative	73,077	77,833	145,191	153,866
Depreciation and amortization	4,500	4,096	8,989	9,091
Goodwill impairment	—	449,000	—	449,000

Total costs and expenses	123,654	574,635	244,129	703,303

Operating income (loss)	9,389	(462,789)	12,167	(458,984)
Interest expense, net	7,946	8,762	15,788	17,144
Other income, net	(384)	(207)	(442)	(182)

Earnings (loss) before income taxes	1,827	(471,344)	(3,179)	(475,946)
Federal and state income tax expense (benefit)	750	(40,596)	(1,302)	(42,290)

Net earnings (loss)	1,077	(430,748)	(1,877)	(433,656)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net earnings (loss) available for common stockholders	$964	$(430,861)	$(2,102)	$(433,881)

Net earnings (loss) per common share—basic	$0.04	$(16.95)	$(0.08)	$(17.07)

Net earnings (loss) per common share—diluted	$0.04	$(16.95)	$(0.08)	$(17.07)

Weighted average shares outstanding—basic	25,376,995	25,417,270	25,359,320	25,417,270

Weighted average shares outstanding—diluted	25,947,916	25,417,270	25,359,320	25,417,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Net earnings (loss)	$1,077	$(430,748)	$(1,877)	$(433,656)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,334	3,347	9,052	7,436
Depreciation and amortization	16,648	15,473	33,688	32,252
Gain on disposal of property and equipment	—	(57)	—	(45)
Non-cash stock compensation expense	—	288	—	606
Deferred income taxes	729	(40,598)	(1,302)	(42,291)
Goodwill impairment	—	449,000	—	449,000
Changes in operating assets and liabilities:
Accounts receivable	(10,786)	11,289	(12,537)	(8,179)
Other receivables	(1,170)	102	(781)	209
Inventories	(665)	52	(747)	65
Prepaid expenses	(1,120)	(1,292)	496	(98)
Other assets	882	(505)	768	(549)
Accounts payable and accrued expenses	3,694	312	2,965	(3,532)
Dividends payable	—	—	(900)	—
Capital leases	—	(17)	—	86
Accrued interest	(7,106)	(6,921)	(5)	(181)
Income taxes payable	(53)	(212)	152	(455)
Deferred revenue	709	959	(4,529)	1,214

Net cash provided by operating activities	7,173	472	24,443	1,882

Cash flows from investing activities:
Purchases of property and equipment	(24,202)	(14,035)	(39,465)	(33,598)
Business acquisitions	(7,527)	(37)	(16,662)	(1,816)

Net cash used in investing activities	(31,729)	(14,072)	(56,127)	(35,414)

Cash flows from financing activities:
Payments of long term borrowings, net	(171)	(110)	(335)	(219)
Proceeds from short-term borrowings, net	—	26,600	—	35,297
Changes in liabilities subject to compromise/priority tax claim	(854)	(135)	(850)	(689)
Payments of capital leases	—	(49)	—	(103)
Net proceeds from stock option exercises	165	—	1274	—

Net cash (used in) provided by financing activities	(860)	26,306	89	34,286

Increase (decrease) in cash and cash equivalents	(25,416)	12,706	(31,595)	754
Cash and cash equivalents, beginning of period	58,644	2,270	64,823	14,222

Cash and cash equivalents, end of period	$33,228	$14,976	$33,228	$14,976

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)	Debt Covenants and Liquidity

The Company recorded $466,508 of charges in the quarter ended June 30, 2006 which consisted of a non-cash goodwill impairment charge in the amount of $449,000 and increased provisions for accounts receivable contractual allowances in the amount of $17,508. As a result of these charges, as of June 30, 2006, the Company was not in compliance with certain financial condition covenants set forth in its credit agreement. These financial covenants are based upon “Consolidated EBITDA” (as defined in the credit agreement) which was negatively impacted by the non-cash impairment charge (due to a $10,000 limitation on the add-back of such non-cash charge) and the increased accounts receivable allowances discussed above.

On August 9, 2006, the Company entered into the fifth amendment and limited waiver to its credit agreement, pursuant to which, among other things (i) the Company’s noncompliance with its financial covenants was waived until September 15, 2006, (ii) the Company agreed to provide additional financial information to the administrative agent under the credit agreement and (iii) the administrative agent was provided the right to conduct a field exam of the Company’s books and records and an audit of the liquidity requirements of the Company.

The Company is evaluating its existing debt and is engaged in discussions regarding refinancing amounts outstanding under its revolving credit facility and term loan. In addition, the Company is also exploring various strategic alternatives. The Company was granted the abovementioned waiver in order to allow it to complete the refinancing of outstanding amounts under its revolving credit facility and term loan. As of June 30, 2006, the Company had $39,000 outstanding under its revolving credit facility and $42,013 outstanding under its term loan. The Company has also issued letters of credit totaling $12,690 under the revolving credit facility. On July 10, 2006, the Company drew an additional $10,000 on the revolving credit facility, leaving $13,310 available. The Company also has approximately $28,000 in cash as of July 31, 2006. The Company is currently working with its lenders to refinance these amounts.

Since the waiver discussed above expires in less than one year, the Company has classified the amounts outstanding under the credit agreement to current liabilities in its consolidated balance sheet. As a result of the reclassification of the amounts payable under the credit agreement, the Company’s current liabilities exceeded current assets. The Company believes that, based upon its projected cash flows and the collateral it has to offer, it will be successful in refinancing the amounts payable under the credit agreement. However, there is no assurance that it will be able to refinance such amounts. Furthermore, even if it is able to refinance, such refinancing may be on terms less favorable to the Company than the terms under its present credit agreement. If the Company is unable to complete such refinancing or obtain additional waivers from, or satisfactory agreements with, its lenders, it will be in default under the credit agreement and the lenders will be able to accelerate the Company’s obligations, requiring immediate repayment of the amounts borrowed. Furthermore, if our lenders caused all amounts outstanding with respect to the credit agreement debt to be due and payable immediately, it would result in a cross default under the indenture governing the Company’s 9 1/2% senior subordinated notes. The Company’s assets and cash flow would not be sufficient to fully repay borrowings under its outstanding debt instruments, if accelerated, upon an event of default. If the indebtedness were accelerated, this would raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, continued funding of its revolving line of credit and ultimately to achieve successful operations.

(3)	Accounting Policies and Recent Accounting Pronouncements

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

The Company adopted Statement 123R effective as of January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of Statement 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. As of December 31, 2005, all outstanding stock options were fully vested. There was no impact on the Company’s results of operations or financial condition during the six months ended June 30, 2006 due to its adopting Statement 123R. Additionally, the Company does not expect that the adoption of Statement 123R will have a material financial impact on the Company in the future, unless a significant number of new options are granted.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months and six months ended June 30, 2005 and 2006. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 244,824 and 2,946,025 for the three months ended June 30, 2005 and June 30, 2006, respectively, and 840,363 and 3,072,884 for the six months ended June 30, 2005 and June 30, 2006, respectively, are excluded from the computation of diluted EPS. The Company uses the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net earnings available for common stockholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2005 and June 30, 2006 are as follows:

	Net Earnings/ (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2005:
Basic EPS:
Net earnings	$1,077
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	$964	25,376,995	$0.04

Effect of dilutive securities
Options to purchase common stock	—	570,921
Convertible, redeemable preferred stock	—	—

Diluted EPS:
Net earnings available for common stockholders	$964	25,947,916	$0.04

For the Three Months Ended June 30, 2006:
Basic and diluted EPS:
Net loss	$(430,748)
Accrued dividends on redeemable preferred stock	113

Net loss available for common stockholders	$(430,861)	25,417,270	$(16.95)

For the Six Months Ended June 30, 2005:
Basic and diluted EPS:
Net loss	$(1,877)
Accrued dividends on redeemable preferred stock	225

Net loss available for common stockholders	$(2,102)	25,359,320	$(0.08)

For the Six Months Ended June 30, 2006:
Basic and diluted EPS:
Net loss	$(433,656)
Accrued dividends on redeemable preferred stock	225

Net loss available for common stockholders	$(433,881)	25,417,270	$(17.07)

Through December 31, 2005, the Company accounted for its stock-based compensation under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for its stock-based awards issued to employees and directors. Accordingly, through December 31, 2005, the Company did not recognize compensation expense for its stock options awarded to employees and directors in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings available to common stockholders and basic and diluted earnings per share for the three and six months ended June 30, 2005, would have been as follows:

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Net earnings (loss) available for common stockholders:
As reported	$964	$(2,102)
Less: Statement 123 pro forma compensation expense, net of tax	382	743

Pro forma earnings (loss)	$582	$(2,845)

Basic net earnings available for common stockholders per share:
As reported	$0.04	$(0.08)
Pro forma earnings (loss)	$0.02	$(0.11)
Diluted net earnings available for common stockholders per share:
As reported	$0.04	$(0.08)
Pro forma earnings (loss)	$0.02	$(0.11)

The Company adopted Statement 123R, Share-Based Payment, effective January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed. As of December 31, 2005, all outstanding stock options were fully vested. No new stock options were granted during the six months ended June 30, 2006. Accordingly, the Company incurred no stock option related employee stock based compensation expense for the six months ended June 30, 2006.

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2005 annual meeting of the board of directors held on September 27, 2005, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends were paid during the fourth quarter of fiscal 2005. At the 2006 annual meeting of the board of directors held on June 30, 2006, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends will be paid prior to December 31, 2006.

(5)	Provision for Accounts Receivable Contractual Allowances

The Company recorded $17,508 in increased provision for accounts receivable contractual allowances during the quarter ended June 30, 2006. This amount has been recorded as a reduction to net revenue for the three and six months ended June 30, 2006 and as a reduction in net accounts receivable as of June 30, 2006 in the accompanying unaudited condensed consolidated financial statements. This increase in accounts receivable allowances was caused primarily by a shift in the composition of the Company’s accounts receivables as of June 30, 2006, whereby a higher percentage of receivables are remaining outstanding for longer periods. This increase in accounts receivable allowances was calculated primarily using a historical collections model. Shifts in the aging of accounts receivable as of June 30, 2006, when compared to historical aging levels, resulted in the need for additional accounts receivable allowances, reflecting an inherent reduction in collectibility as accounts receivable age. The Company continues to pursue collection of accounts receivable in the normal course of business and this increased allowance does not reflect a write-off of specific accounts receivable.

(6)	Acquisitions

During the six month period ended June 30, 2006, the Company’s business acquisition activities resulted in a total aggregate cost of $2,187, of which $1,816 was paid in cash. Additionally, the Company recorded a $300 deferred acquisition obligation, which is included in the Company’s accompanying consolidated balance sheet within “Accrued expenses and other current liabilities, including dividends payable.” Payments in the aggregate amount of $3,475 were made on the deferred acquisitions obligations during the six month period ended June 30, 2006 and the remaining balance of $2,262 is included in accrued expenses and other current liabilities as of June 30, 2006.

The Company’s acquisitions are accounted for using the purchase method of accounting. The results of the operations are included in the condensed consolidated financial statements from the purchase date. The Company allocated the purchase price related to its business acquisition activities during the six month period ended June 30, 2006 to the following assets:

Property and equipment	$333
Intangible assets	524
Goodwill	1,330

Total assets acquired	$2,187

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of the six month period ended June 30, 2006 have not been presented since the amounts are immaterial to the Company.

(7)	Goodwill Impairment

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), the Company determined that an interim test of impairment was required as of June 30, 2006, due to an overall decline in its profitability which resulted primarily from decreases in Medicare reimbursement rates, including the recent reductions for compounded budesonide (see Note 11, “Certain Significant Risks and Uncertainties and Government Regulations”), and the resulting decline in market capitalization since the previous annual impairment test. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company’s branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value.

The Company completed the first step of the impairment test and determined that the carrying amount of the reporting unit exceeds its fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment, if any. The Company, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed on or before September 30, 2006. However, because an impairment loss is probable and can be reasonably estimated, the Company has, in accordance with Statement 142, recorded a preliminary estimated non-cash impairment charge of $449,000 which has been recorded as a reduction to reorganization value in excess of fair value of identifiable assets—goodwill. The estimated impairment charge was calculated based upon market capitalization (i.e., quoted market prices) and the carrying value of the Company’s assets and liabilities, excluding goodwill. The Company will increase or decrease this estimate, as necessary, based upon the completion of the valuation report, which will include additional procedures for determining the fair value of the Company’s assets and liabilities.

Other than approximately $117 to be paid in connection with the fifth amendment and limited waiver to the Company’s credit agreement, the estimated $449,000 impairment charge will not result in future cash expenditures; however, it does affect compliance with the financial covenants under the Company’s credit agreement (see Note 2, “Debt Covenants and Liquidity” for a discussion of the impact of the impairment charge on the Company’s compliance with its financial covenants).

(8)	Other Intangible Assets

The following table reflects the components of other identifiable intangible assets:

	December 31, 2005		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortization of intangible assets:
Customer/Physician relationship	$12,000	$2,250	$12,000	$2,550
Computer software	5,000	1,250	5,000	1,417
Acquired customers lists, trade names and other	6,314	1,231	6,849	1,454

Subtotal	23,314	4,731	23,849	5,421

Non-amortizable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$25,314	$4,731	$25,849	$5,421

Amortization expense for the three and six months ended June 30, 2005 was approximately $269 and $515, respectively and amortization expense for the three and six months ended June 30, 2006 was approximately $346 and $690, respectively. During the six months ended June 30, 2006, the Company increased Other Goodwill in the amount of $1,615 as a result of business acquisition activities. As of December 31, 2005 and June 30, 2006, Other Goodwill was approximately $42,044 and $43,659, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2006	$1,385
2007	1,367
2008	1,346
2009	1,343
2010	1,269

(9)	Segment Data

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Respiratory therapy equipment and services	$117,322	$97,568	$226,162	$213,854
Durable medical equipment	14,393	13,254	27,568	28,267
Other health care products	1,328	1,024	2,566	2,198

	$133,043	$111,846	$256,296	$244,319

(10)	Other Commitments and Contingencies

The Company is subject to workers’ compensation and employee health benefit claims, which are primarily self-insured. The Company does, however, maintain certain stop-loss and other insurance coverage which management believes to be appropriate.

Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the applicable period on a case-by-case basis plus an amount for incurred but not reported claims. The Company reviews its estimated provisions on a quarterly basis and makes changes when necessary. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

From time to time, the Company and its subsidiaries have been parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Note 13, “Significant Events.” In the opinion of management, there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position.

(11)	Certain Significant Risks and Uncertainties and Government Regulations

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

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states in which its facilities and/or services are located under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 69.1% and 68.1% of the Company’s patient revenue for the three months ended June 30, 2005 and June 30, 2006, respectively, and 69.1% and 67.9% for the six months ended June 30, 2005 and June 30, 2006, respectively.

Medicare Laws and Regulations . The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final rule implementing the inherent reasonableness authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. This final rule establishes regulatory criteria that are substantially the same as those put in place under the earlier interim final rule. Using its inherent reasonableness authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment, or HME, to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations are applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using its least costly alternative authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. In March 2006, Medicare contractors issued a draft local coverage policy for nebulizers and inhalation drugs dispensed through nebulizers, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using this LCA mechanism. The draft policy would significantly reduce the payment rate for DuoNeb®, a commercially-available formulation of albuterol and ipratropium bromide, to the payment rates for each of those drugs administered separately. In addition, the payment rate for levalbuterol would be significantly reduced to the payment rate for albuterol. In making these proposals, the Medicare contractors concluded that these lesser-paying drugs are the least costly alternatives to DuoNeb® and levalbuterol. The draft policy also includes other changes such as placing restrictions on the monthly dosages of budesonide and other inhalation drugs that will be covered by Medicare. If adopted as proposed, the draft policy and these other changes could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed how Medicare Part B pays for our products, including HME items, such as oxygen, oxygen equipment and nebulizers, as well as inhalation drugs dispensed through nebulizers. These changes include the following:

(1) Reductions and Payment Freeze for HME. Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME are set at the 2003 level and, therefore, are “frozen”, unless the item becomes subject to further reductions based on Federal Employee Health Benefits Program median payment amounts (as described below) or is subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were reduced based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

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

(3) Reduction in Payments for Inhalation Drugs. MMA also revises the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

Beginning in 2006, MMA required that payment amounts for most drugs be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. On November 21, 2005, CMS issued a final rule on CAP. The initial phase of CAP began on July 1, 2006. Inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP. This means that 2006 payment amounts for inhalation drugs administered by physicians are determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as the first, second and third quarters of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of 2006 to $0.073, and increasing again in the third quarter of 2006 to $0.082. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006 to $0.216 and decreasing again in the third quarter of 2006 to $0.208.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. New Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. The resulting reimbursement rates using the invoice methodology are significantly less than the 2006 ASP payment rates. Prior to April 17, 2006, we were not able to quantify the potential effects of the new billing code and payment methodology. However, on April 17, 2006, we received our first 2006 payment for compounded budesonide from a single Medicare contractor for approximately ten claims at the reimbursement rate of $0.29 per 0.5 mg. This payment reflects a Medicare contractor’s determination to reimburse compounded formulations of budesonide on a different basis than non-compounded formulations of the drug. The reimbursement rate for non-compounded budesonide was $4.408 per 0.5 mg and $4.374 per 0.5 mg, respectively, for the first and second quarter of 2006. The reimbursement rate for non-compounded budesonide for the third quarter of 2006 has not yet been developed. For the six months ended June 30, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $15 million. We have established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. Although we do not believe the new reimbursement rate is merited and continue to pursue appropriate remedies with appropriate regulatory authorities, we cannot assure you that we will prevail in our efforts. If the new rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million, our fully diluted earnings per share for 2006 by approximately $1.18 and our net cash provided by operating activities for 2006 by approximately $29 million and would continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. For the six months ended June 30, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $5 million. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. CMS is expected to release its proposal for the 2007 dispensing fee in August 2006.

For the quarter ended June 30, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 15.5% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005 and during the first half of 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates, are resulting in a further material reduction in the revenues and profitability of our inhalation drug business, and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

(4) Implementation of Certain Clinical Conditions and Quality Standards. MMA requires that new clinical conditions of coverage be developed for HME, with those products perceived as having a higher utilization to be given priority for implementation. Although not yet implemented, the quality standards are being developed by CMS and are to be applied by independent accreditation organizations. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. On September 23, 2005, CMS released draft quality standards for comment, which are expected to be finalized and published in 2006. The draft standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and BiPAP, hospital beds, support surfaces, power and manual wheelchairs and other mobility equipment. CMS announced that it intends to introduce additional product-specific quality standards for other products in the future, and this could include standards that impact us. In its proposed regulations regarding the implementation of competitive bidding, CMS also proposed additional financial standards to be met by suppliers participating in competitive bidding, as well as requirements for CMS-approved accreditation organizations that would accredit all suppliers. At this time, we cannot predict the full impact that the clinical conditions or final quality standards will have on our business.

On July 31, 2006, CMS issued a final rule, which, in part, implements the requirement that all HME suppliers be accredited to participate in the Medicare program. The rule also finalizes requirements for approved accreditation organizations and CMS oversight, including CMS’s plan to survey accredited suppliers from time to time to validate the survey processes of such accreditation organizations. The final rule does not address whether suppliers that are already accredited by the selected accreditation organizations will be “grandfathered,” nor does it identify selected accreditation organizations. Currently, approximately 97.1% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. We cannot provide assurances that JCAHO will be selected as a CMS-approved accreditation organization or that the grandfathering policy described in the proposed competitive bidding rule will ultimately be finalized so that it applies to us. This rule does not provide us with sufficient information to predict the impact of competitive bidding or the final accreditation criteria on our business.

Deficit Reduction Act. The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, also made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. This new 36-month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended.

On July 27, 2006, CMS released a proposed rule to implement the DRA changes, which, if finalized, would go into effect January 1, 2007. Under the proposed rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS proposes to reduce the current average monthly payment amount for stationary oxygen equipment and contents during the rental period from an average of $199 to $177. CMS also intends to create a new class for oxygen-generating portable oxygen equipment and a proposed new monthly rental payment amount of $64 for this equipment, while the existing class of portable equipment would continue to be paid at $32. In addition, CMS proposes to establish separate payment classes and separate monthly payment amounts for oxygen contents that are delivered for beneficiary-owned stationary and portable oxygen equipment. Currently, CMS pays a combined average monthly payment amount of $156 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount includes payment for both stationary contents and portable contents. CMS proposes to split this $156 payment into a separate monthly payment amount for stationary oxygen content of $101 and a separate monthly payment amount for portable oxygen content of $55. CMS also detailed proposals regarding a supplier’s responsibility to maintain and service capped rental items after title has transferred to the beneficiary. We anticipate that these proposed changes, if finalized, would have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Pharmacy Licensing and Registration. Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the U.S. Food and Drug Administration (FDA), adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. In addition, the USP is frequently supplemented and amended to create new standards for drugs. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Many states enforce their pharmacy laws, including the USP, through periodic facility inspections. State authorities may also raise inquiries or complaints regarding our pharmacy practices in connection with the renewal of our state licensure or for other reasons. The FDA generally defers to state pharmacy boards during routine inspections of pharmacies, but will intervene and exercise its enforcement authority if it determines that any of a pharmacy’s activities are more like those of a manufacturer or if FDA determines that the public health is at risk. See “Food, Drug and Cosmetic Act” below. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states would be limited, which could adversely impact our business and results of operations. In addition, FDA could adopt new regulations or Congress could enact new legislation expanding FDA’s enforcement authority over compounding pharmacies.

Food, Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We expend a significant amount of time, money and resources in an effort to achieve substantial compliance with the cGMP and state regulations at each of our medical gas facilities. We recently revised and updated our practices and procedures for medical gas receipt, processing and distribution, and are enhancing our audit and training functions. However, there can be no assurance that our efforts will be successful and that our medical gas facilities will achieve and maintain compliance with the cGMP or state regulations. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. In the past year, several of our sites have been inspected by regulatory authorities. Based upon their inspection of our medical gas facilities, FDA or other state regulatory agencies may determine that we fail to comply fully with the cGMP or other regulatory requirements. For example, the Florida State Department of Health inspected our medical gas facility in Winter Haven, Florida on July 5, 2006. The Florida inspector presented us with an H-Form 1038 identifying five inspectional observations. We are currently preparing a written response detailing the corrective actions taken in response to the inspectional observations and will continue to cooperate fully with the State in this matter. Failure to comply with FDA and other regulatory requirements could subject the Company to possible legal or regulatory action, such as Warning Letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for pharmaceutical products that we distribute. Federal law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements so long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription.

Some of the pharmacists at our Pulmo-Dose pharmacy in Murray, Kentucky dispense compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by the FDA, is considered to be within the practice of pharmacy and is regulated primarily under state law. We have policies and procedures for compounding practices that we believe are consistent with state law requirements and the USP. Despite our efforts to comply with these standards, we may occasionally determine through subsequent testing that a preparation does not have acceptable strength, purity or sterility. In such a case, we may be required to dispose of the preparation, discontinue the preparation, stop distribution of the preparation or initiate a recall of the preparation. Although pharmacy compounding is primarily regulated by state law, the FDA asserts that it has jurisdiction over pharmacy compounding. In May 2002, the FDA issued a Compliance Policy Guide for Staff and Industry, Section 460.200, setting forth the FDA’s enforcement policy on pharmacy compounding. We believe that our compounding activities are consistent with the practice of pharmacy under state law and as provided in the FDA’s Compliance Policy Guide. However, some of the activities that we consider to be compounding, the FDA may consider to constitute the manufacturing of a new drug, because the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy boards do. The FDA may inspect a pharmacy that it believes may not be complying with regulatory requirements or that may be engaged in activities prohibited by the FFDCA. On August 1, 2005, the FDA initiated an inspection of our compounding pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and the FDA, at the conclusion of the audit, presented the Company with a Form FD-483 noting three inspectional observations. The Company submitted a response to the Form FD-483. We cooperated with the FDA during the course of the inspection and will continue to cooperate regarding any required follow-up activities. However, there is no assurance that the FDA will agree that we are not a drug manufacturer and that our operations are in compliance with all applicable regulatory requirements. If the FDA determines that our compounding activities do not comply with regulatory requirements or are more consistent with those of a drug manufacturer, the FDA could require us to discontinue those activities and we could be subject to enforcement action.

Anti-Kickback Statute/Stark. The Company’s operations are subject to a variety of federal, state and local laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal Ethics in Patient Referral Act of 1989 (Stark I) as amended by the Omnibus Budget and Reconciliation Act of 1993 (Stark II and together with Stark I, “Stark”), many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback Statute prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, in return for, or to induce the referral of patients, or the furnishing, recommending or arranging for products or services covered by federal health care programs, including Medicare and Medicaid. Stark prohibits, with limited exceptions, a physician from referring Medicare or Medicaid patients for certain “designated health services” to an entity with which the physician, or a member of the physician’s immediate family, has a financial relationship. Stark also prohibits the submission of a claim to Medicare or Medicaid by the entity for designated health services furnished pursuant to a prohibited referral. Many states in which the Company operates have laws and regulations similar to Stark and the Anti-Kickback Statute, some of which apply to all health care goods or services regardless of whether the source of payment is governmental or private, with which the Company must comply. Other health care laws applicable to and regulatory risks assumed by the Company and other companies engaged in the health care industry are as follows:

•	False Claims —The federal False Claims Act imposes civil liability on individuals or entities that knowingly present, or cause to be presented, false or fraudulent claims for payment to the federal government. The False Claims Act also includes a number of “whistleblower” provisions that allow private individuals to bring actions on behalf of the government alleging violations of the False Claims Act. Violations of the False Claims Act may result in treble damages, civil monetary penalties, and exclusion from the Medicare and Medicaid programs. A number of other federal statutes give rise to criminal penalties (including fines and imprisonment) for individuals or entities that present false or fraudulent claims or documentation in connection with the delivery of or payment for health care benefits, items or services to the government.

•	Regulatory Requirement Deficiencies —In the ordinary course of business, health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility’s license.

•	Changes in laws and regulations —Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

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

(12) Debt

The Company’s long-term debt consists of the following:

	December 31, 2005	June 30, 2006
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through 2007, secured by equipment	$282	$177
Senior secured term loan; $109 payable quarterly through March 31, 2007 with remainder due quarterly through March 31, 2008, interest payable at LIBOR rate plus 3%, payable quarterly	42,232	42,013
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	329,514	329,190
Less current portion	634	42,152

Total long-term debt	$328,880	$287,038

The senior secured credit facilities contain customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on sales of assets; limitations on leases; limitations on dividends and other payments in respect of capital stock; limitations on investments, loans and advances; limitations on capital expenditures; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business. The Company’s senior secured credit facilities also contain customary financial covenants.

The Company’s obligations under the credit facilities are guaranteed by each of its direct and indirect domestic subsidiaries, excluding specified immaterial subsidiaries. All obligations under the credit facilities and the guarantees are secured by a perfected first priority security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of the Company’s direct and indirect subsidiaries, excluding immaterial subsidiaries in the process of dissolution and other specified immaterial subsidiaries.

The senior subordinated notes are subordinated to the Company’s existing and future senior debt. Because the notes are subordinated, in the event of bankruptcy, liquidation or dissolution, or certain other events, including certain defaults on senior debt, the Company may be prevented from making payments on the subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under the Company’s credit agreement that results in the acceleration of the Company’s obligations under such agreement will create an event of default on the Company’s outstanding senior subordinated notes, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare such notes immediately due and payable.

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

As of June 30, 2006, the Company was not in compliance with certain financial covenants under its credit agreement (see Note 2, “Debt Covenants and Liquidity”). On August 9, 2006, the Company entered into the fifth amendment and limited waiver to its credit agreement, pursuant to which, among other things (i) the Company’s noncompliance with its financial covenants was waived until September 15, 2006, (ii) the Company agreed to provide additional financial information to the administrative agent under the credit agreement and (iii) the administrative agent was provided the right to conduct a field exam of the Company’s books and records and an audit of the liquidity requirements of the Company. The Company was granted the abovementioned waiver in order to allow it to complete the refinancing of outstanding amounts under its revolving credit facility and term loan. At June 30, 2006, there was $39,000 outstanding under the Company’s revolving credit facility, and the Company has issued letters of credit totaling $12,690 under this facility. On July 10, 2006, the Company drew an additional $10,000 on the revolving credit facility, leaving an available balance of $13,310. The Company also has approximately $28,000 in cash as of July 31, 2006. In addition, as of June 30, 2006, the Company had $42,013 outstanding under its term loan. The Company is currently working with its lenders to refinance these amounts. There can be no assurance that the Company will be able to complete such refinancing. If the Company is unable to complete such refinancing or obtain additional waivers from, or satisfactory agreements with, its lenders, it will be in default under the credit agreement and the lenders will be able to accelerate the Company’s obligations, requiring immediate repayment of the amounts borrowed. The Company’s assets and cash flow would not be sufficient to fully repay borrowings under its outstanding debt instruments, if accelerated, upon an event of default (see Note 2, “Debt Covenants and Liquidity”).

Since the waiver discussed above expires in less than one year, the Company has classified the amounts outstanding under the credit agreement to current liabilities as of June 30, 2006 in the accompanying condensed consolidated balance sheet.

(13) Significant Events

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. The case is currently stayed until September 11, 2006. As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

(14) Supplemental Cash Flow Information

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Cash payments for:
Interest	$14,872	$15,323	$15,466	$16,624
Income taxes (receipts)	201	213	(3)	455
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	5,133	3,571	5,133	3,571
Deferred acquisition obligations	1,200	300	2,962	300

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.2% and 87.2% of our net revenues for the three months ended June 30, 2005 and June 30, 2006, respectively, and 88.2% and 87.5% of net revenues for the six months ended June 30, 2005 and June 30, 2006, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 10.8% and 11.9% of net revenues for the three months ended June 30, 2005 and June 30, 2006, respectively, and 10.8% and 11.6% of net revenues for the six months ended June 30, 2005 and June 30, 2006, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

We continue to focus on a series of initiatives which includes a restructured sales force with more time devoted to selling; a refocus of our clinical group towards patient care with continued expansion of our base of respiratory therapists; a state of the art pharmacy responsible for dispensing and distributing all drug reorders; and a resource commitment to develop managed care business. We have suspended our acquisition program targeting small complementary businesses and our program to open a number of de novo branches. In addition, we are evaluating our existing debt and are engaged in discussions regarding refinancing amounts outstanding under our revolving credit facility and term loan. We are also exploring various strategic alternatives.

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 69.1% and 68.1% of the Company’s patient revenue for the three months ended June 30, 2005 and June 30, 2006, respectively, and 69.1% and 67.9% for the six months ended June 30, 2005 and June 30, 2006, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in reimbursement rates for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards.

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

According to the OIG’s report on oxygen prices, which was not published until March 30, 2005, in 2002, FEHBP median payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than Medicare payments for portable home oxygen equipment. The March 2005 report superseded an earlier September 2004 OIG report that had found greater differences between FEHBP and Medicare payment rates. On the same day that the OIG published its final report, CMS published 2005 payment amounts for home oxygen equipment and instructed the contractors to implement the payment amounts no later than April 8, 2005. Due to the delay in publication of the finalized OIG report, CMS provided that Medicare claims for oxygen equipment furnished on or after January 1, 2005 which were submitted prior to the effective date are to be paid based on 2004 monthly payment amounts. Medicare claims submitted on or after the effective date are to be paid according to the 2005 payment amounts. No retroactive adjustments are to be made to those claims submitted prior to implementation of the 2005 payment amounts. The new Medicare payment amounts have resulted in a payment reduction of approximately 8.5% and 8.6% for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively, for home oxygen equipment provided by us to Medicare beneficiaries.

Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 3.7% of our recorded revenues in 2005 and approximately 3.9% of our recorded revenues in the first half of 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment (as set forth in the March 2005 OIG report discussed above) together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.7 million and $8.2 million for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended June 30, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 15.5% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, payments for drugs delivered through nebulizer equipment were based on 106% of average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

Beginning in 2006, MMA required that payment amounts for most drugs be based on either ASP or competitive bidding for drugs administered by physicians. On November 21, 2005, CMS issued a final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. The initial phase of CAP began on July 1, 2006. Inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of 2006 to $0.073, and increasing again in the third quarter of 2006 to $0.082. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006 to $0.216, and decreasing again in the third quarter of 2006 to $0.208.

        Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. The resulting reimbursement rates using the invoice methodology are significantly less than the 2006 ASP payment rates. Prior to April 17, 2006, we were not able to quantify the potential effects of the new billing code and payment methodology. However, on April 17, 2006, we received our first 2006 payment for compounded budesonide from a single Medicare contractor for approximately ten claims at the reimbursement rate of $0.29 per 0.5 mg. This payment reflects a Medicare contractor’s determination to reimburse compounded formulations of budesonide on a different basis than non-compounded formulations of the drug. The reimbursement rate for non-compounded budesonide was $4.408 per 0.5 mg and $4.374 per 0.5 mg, respectively, for the first and second quarter of 2006. The reimbursement rate for non-compounded budesonide for the third quarter of 2006 has not yet been developed. For the six months ended June 30, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $15 million. We have established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. If the new reimbursement rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million, our fully diluted earnings per share for 2006 by approximately $1.18 and our net cash provided by operating activities for 2006 by approximately $29 million. We believe that this new reimbursement rate is not merited and we are working with regulatory authorities to reverse this change, although the final regulatory outcome of this matter cannot be predicted. If Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at these low rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to these changes, in March 2006, Medicare contractors issued a draft local coverage policy for nebulizers and inhalation drugs dispensed through nebulizers which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries. Some of these proposed changes are being made based on CMS’s authority to reduce the reimbursement for HME to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. The draft local coverage policy would significantly reduce the payment rate for DuoNeb®, a commercially-available formulation of albuterol and ipratropium bromide, to the payment rates for each of those drugs administered separately. In addition, the payment rate for levalbuterol would be significantly reduced to the payment rate for albuterol. In making these proposals, the Medicare contractors concluded that these lesser-paying drugs are the least costly alternatives to DuoNeb® and levalbuterol. The draft policy also includes other changes such as placing restrictions on the monthly dosages of budesonide and other inhalation drugs that will be covered by Medicare. If adopted as proposed, the draft policy and these other changes could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In the 2006 physician fee schedule final rule, CMS reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. For the six months ended June 30, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $5 million. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005 and during the first half of 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are expected to result in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. CMS is expected to release its proposal for the 2007 dispensing fee in August 2006.

Finally, the Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. This new 36-month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended.

On July 27, 2006, CMS released a proposed rule to implement the DRA changes, which, if finalized, would go into effect January 1, 2007. Under the proposed rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS proposes to reduce the current average monthly payment amount for stationary oxygen equipment and contents during the rental period from an average of $199 to $177. CMS also intends to create a new class for oxygen-generating portable oxygen equipment and a proposed new monthly rental payment amount of $64 for this equipment, while the existing class of portable equipment would continue to be paid at $32. In addition, CMS proposes to establish separate payment classes and separate monthly payment amounts for oxygen contents that are delivered for beneficiary-owned stationary and portable oxygen equipment. Currently, CMS pays a combined average monthly payment amount of $156 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount includes payment for both stationary contents and portable contents. CMS proposes to split this $156 payment into a separate monthly payment amount for stationary oxygen content of $101 and a separate monthly payment amount for portable oxygen content of $55. CMS also detailed several proposals regarding a supplier’s responsibility to maintain and service capped rental items after title has transferred to the beneficiary. We anticipate that these proposed changes, if finalized, would have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The following table shows our results of operations for the three months and six months ended June 30, 2005 and June 30, 2006.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net revenues	$133,043	$111,846	$256,296	$244,319
Cost of net revenues:
Product and supply costs	23,600	23,954	45,073	49,005
Patient service equipment depreciation	12,148	10,948	24,699	22,330
Operating costs	5,995	5,457	11,125	12,575

Total cost of net revenues	41,743	40,359	80,897	83,910

Provision for doubtful accounts	4,334	3,347	9,052	7,436
Selling, general and administrative	73,077	77,833	145,191	153,866
Depreciation and amortization	4,500	4,096	8,989	9,091
Goodwill impairment	–	449,000	–	449,000

Total costs and expenses	123,654	574,635	244,129	703,303

Operating income (loss)	9,389	(462,789)	12,167	(458,984)
Interest expense, net	7,946	8,762	15,788	17,144
Other (income) expense, net	(384)	(207)	(442)	(182)

Earnings (loss) before income taxes	1,827	(471,344)	(3,179)	(475,946)
Federal and state income tax benefit	750	(40,596)	(1,302)	(42,290)

Net earnings (loss)	1,077	(430,748)	(1,877)	(433,656)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net earnings (loss) available for common stockholders	$964	$(430,861)	$(2,102)	$(433,881)

The following table shows our results of operations as a percentage of our net revenues for the three months and six months ended June 30, 2005 and June 30, 2006.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	17.7%	21.4%	17.6%	20.1%
Patient service equipment depreciation	9.1%	9.8%	9.6%	9.1%
Operating costs	4.5%	4.9%	4.3%	5.1%

Total cost of net revenues	31.3%	36.1%	31.5%	34.3%

Provision for doubtful accounts	3.3%	3.0%	3.5%	3.1%
Selling, general and administrative	54.9%	69.6%	56.7%	63.0%
Depreciation and amortization	3.4%	3.7%	3.5%	3.7%
Goodwill impairment	–%	401.4%	–%	183.8%

Total costs and expenses	92.9%	513.8%	95.2%	287.9%

Operating income (loss)	7.1%	(413.8)%	4.8%	(187.9)%
Interest expense, net	6.0%	7.8%	6.2%	7.0%
Other (income) expense, net	(0.3)%	(0.2)%	(0.2)%	(0.1)%

Earnings (loss) before income taxes	1.4%	(421.4)%	(1.2)%	(194.8)%
Federal and state income tax benefit	0.6%	(36.3)%	(0.5)%	(17.3)%

Net earnings (loss)	0.8%	(385.1)%	(0.7)%	(177.5)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net earnings (loss) available for common stockholders	0.7%	(385.2)%	(0.8)%	(177.6)%

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2006

Total net revenues for the three months ended June 30, 2006 were $111.8 million as compared to $133.0 million for the comparable period in 2005. The net decrease was primarily attributable to $17.5 million in additional provisions for accounts receivable contractual allowances established during the three months ended June 30, 2006 as a result of a deterioration in the aging of accounts receivable as of June 30, 2006 as described below and $7.4 million in specific contractual allowances established for revenues recognized during the three months ended June 30, 2006 related to a potential reduction in the reimbursement rate for compounded budesonide. In addition, reimbursement cuts related to non-oxygen HME items subject to the FEHBP provisions and the dispensing fee for inhalation drugs reduced net revenues by $6.5 million for the three months ended June 30, 2006. These decreases were partially offset by $7.0 million in net revenue for the three months ended June 30, 2006 from locations acquired after June 30, 2005, and $11.7 million in net revenue for the three months ended June 30, 2006 from a 6.6% increase in oxygen and drug patient counts (excluding acquisitions) and a 9.9% increase in other DME respiratory product counts (excluding acquisitions).

The $17.5 million in additional provisions for accounts receivable contractual allowances which have been recorded as a reduction to net revenue for the three months ended June 30, 2006, is attributable to a shift in the composition of the Company’s accounts receivables as of June 30, 2006, whereby a higher percentage of receivables are remaining outstanding for longer periods. This increase in the aging of accounts receivable is due to numerous factors, including increased transaction volumes from acquisitions and patient growth, general slowdowns in payment processing by Medicare and other third-party payors, delays caused by Medicare beneficiaries switching to HMOs, the exiting of certain third-party payor contracts, and billing disruptions related to the transition to electronic billing for certain third-party payors. The increased provision for accounts receivable contractual allowances was calculated primarily using a historical collections model. Shifts in the aging of accounts receivable, when compared to historical aging levels, resulted in the need for additional accounts receivable allowances, reflecting an inherent reduction in collectibility as accounts receivable age. The Company continues to pursue collection of accounts receivable in the normal course of business and this increased allowance does not reflect a write-off of specific accounts receivable. The Company has reorganized its billing center operations and increased staffing to address those factors above that are under the Company’s control. The Company has also appointed a Vice President of Billing and Collections to implement these initiatives. While these initiatives are designed to improve the collection process, there can be no assurance that such initiatives will result in improved collections.

Cost of net revenues for the three months ended June 30, 2006 decreased $1.4 million, or 3.3%, to $40.4 million, from the comparable period in 2005. The net decrease was primarily attributable to a $1.2 million decrease in patient service equipment depreciation due to a portion of our oxygen rental equipment becoming fully depreciated during the three months ended June 30, 2006, offset by increases in product and supply costs resulting from a 16.0% increase in overall patient/product count. Operating costs decreased $0.5 million as the result of a $0.3 million decrease in overall pharmacy-related costs, offset by a $6.1% increase in the number of respiratory therapists employed. Cost of net revenues as a percentage of net revenue was 36.1% for the three months ended June 30, 2006 as compared to 31.3% for the comparable period in 2005.

The provision for doubtful accounts for the three months ended June 30, 2006 decreased $1.0 million from the comparable period in 2005 to $3.3 million. This decrease was mainly attributable to a shift in the overall allowance accrual rate, reducing the monthly provision for bad debt expense and increasing the monthly allowance for contractual adjustments recorded as a reduction of net revenues. The shift in the accrual rate is based on historical adjustment experience. The provision for doubtful accounts as a percentage of net revenue decreased to 3.0% for the three months ended June 30, 2006 as compared to 3.3% from the comparable period in 2005.

Selling, general and administrative expenses for the three months ended June 30, 2006 increased by $4.8 million, or 6.5%, to $77.8 million, from the comparable period in 2005. The increase primarily resulted from the expensing of costs related to discussions regarding a potential strategic transaction which, as of the date of this filing, have terminated. The Company recorded a $3.2 million charge in the second quarter of 2006 related to expenses incurred in connection with such discussions. In connection with these discussions, the Company entered into confidentiality agreements with several of its major shareholders representing, in the aggregate, holders of approximately 76% of the

Company’s outstanding shares as of June 30, 2006. Pursuant to the terms of these agreements, the Company disclosed material, non-public information to such shareholders. Accordingly, the Company believes these shareholders have been prohibited from open market trading in the Company’s securities during the period of these discussions. Selling, general and administrative expenses as a percentage of net revenues increased to 69.6% for the three months ended June 30, 2006 from 54.9% for the three months ended June 30, 2005. This increase as a percentage of net revenues is attributable to the decline in net revenue for the three months ended June 30, 2006 as described above, as well as the described increases in selling, general and administrative expenses.

Depreciation and amortization for the three months ended June 30, 2006 decreased $0.4 million to $4.1 million from the comparable period in 2005. This decrease is mainly the result of a portion of our non-patient service equipment becoming fully depreciated during the three months ended June 30, 2006. Depreciation and amortization as a percentage of net revenue increased to 3.7% as compared to 3.4% for the comparable period in 2005. This increase as a percentage of net revenues is attributable to the decline in net revenue for the three months ended June 30, 2006 as described above, offset by the described decreases in depreciation and amortization expenses.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the recent reductions for compounded budesonide, and the resulting decline in our market capitalization, we determined that an interim test of impairment was required as of June 30, 2006. Although we have not completed all steps in determining the final impairment amount, because an impairment loss is probable and can be reasonably estimated, we recorded an estimated non-cash goodwill impairment charge of $449.0 million for the three months ended June 30, 2006.

Net interest expense for the three months ended June 30, 2006 increased $0.8 million or 10.3% from the comparable period in 2005. The increase is primarily attributable to net draws on our revolving line of credit in the aggregate amount of $29 million and a 188 basis points increase in the interest rate on our term loan.

Federal and state income taxes for the three months ended June 30, 2006 increased to a $40.6 million benefit from a $0.8 million expense for the comparable period in 2005. The increase in federal and state income tax benefit was primarily attributable to the $449 million goodwill impairment charge and the establishment of a full valuation allowance on our deferred tax assets.

Net loss for the three months ended June 30, 2006 was $430.7 million compared to net earnings of $1.1 million for the three months ended June 30, 2005. As outlined above, the Company recorded a $449 million non-cash goodwill impairment charge and $17.5 million in additional provisions for accounts receivable contractual allowances for the three months ended June 30, 2006. These charges, offset by the $40.6 million resulting tax benefit for the three months ended June 30, 2006, were the primary cause for the decline in net earnings as compared to the same period in the previous year.

For the three months ended June 30, 2006, earnings from continuing operations before interest, income taxes, depreciation and amortization, and goodwill impairment (EBITDA) was $1.5 million as compared to $26.4 million for the three months ended June 30, 2005. Set forth below is a comparable reconciliation of our net earnings (loss) to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Three months ended June 30,
	2005	2006
Net earnings (loss)	$1,077	$(430,748)
Income tax expense (benefit)	750	(40,596)
Interest expense, net	7,946	8,762
Depreciation and amortization	16,648	15,044
Goodwill impairment	—	449,000

EBITDA	$26,421	$1,462

We view EBITDA as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements. Internally, management uses EBITDA as an indicator of financial performance as well as for operational planning and for decision making purposes. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2006

Total net revenues for the six months ended June 30, 2006 were $244.3 million as compared to $256.3 million for the comparable period in 2005. The net decrease was primarily attributable to $17.5 million in additional provisions for accounts receivable contractual allowances established during the six months ended June 30, 2006 as a result of a deterioration in the aging of accounts receivable as of June 30, 2006 as described below and $15.0 million in specific contractual allowances established for revenues recognized during the six months ended June 30, 2006 related to a potential reduction in the reimbursement rate for compounded budesonide. In addition, reimbursement cuts related to non-oxygen HME items subject to the FEHBP provisions and the dispensing fee for inhalation drugs reduced net revenues by $13.5 million for the six months ended June 30, 2006. These decreases were partially offset by $15.4 million in net revenue for the six months ended June 30, 2006 from locations acquired after June 30, 2005, and $34.7 million in net revenue for the six months ended June 30, 2006 from a 6.6% increase in oxygen and drug patient counts (excluding acquisitions) and a 9.9% increase in other DME respiratory product counts (excluding acquisitions).

The $17.5 million in additional provisions for accounts receivable contractual allowances which have been recorded as a reduction to net revenue for the six months ended June 30, 2006, is attributable to a shift in the composition of the Company’s accounts receivables as of June 30, 2006, whereby a higher percentage of receivables are remaining outstanding for longer periods. This increase in the aging of accounts receivable is due to numerous factors, including increased transaction volumes from acquisitions and patient growth, general slowdowns in payment processing by Medicare and other third-party payors, delays caused by Medicare beneficiaries switching to HMOs, the exiting of certain third-party payor contracts, and billing disruptions related to the transition to electronic billing for certain third-party payors. The increased provision for accounts receivable contractual allowances was calculated primarily using a historical collections model. Shifts in the aging of accounts receivable, when compared to historical aging levels, resulted in the need for additional accounts receivable allowances, reflecting an inherent reduction in collectibility as accounts receivable age. The Company continues to pursue collection of accounts receivable in the normal course of business and this increased allowance does not reflect a write-off of specific accounts receivable. The Company has reorganized its billing center operations and increased staffing to address those factors above that are under the Company’s control. The Company has also appointed a Vice President of Billing and Collections to implement these initiatives. While these initiatives are designed to improve the collection process, there can be no assurance that such initiatives will result in improved collections.

Cost of net revenues for the six months ended June 30, 2006 increased $3.0 million, or 3.7%, to $83.9 million, from the comparable period in 2005. The net increase was primarily attributable to a $4.0 million, or 8.7% increase in product and supply cost resulting from a 16.0% increase in overall patient/product count. Operating costs increased $1.5 million as the result of a 6.1% increase in respiratory therapists employed offset by $0.7 million decrease in overall pharmacy related expenses . The foregoing increases were offset by a $2.4 million decrease in patient service equipment depreciation due to a portion of our oxygen rental equipment becoming fully depreciated during the six months ended June 30, 2006. Cost of net revenues as a percentage of net revenue was 34.3% for the six months ended June 30, 2006 as compared to 31.5% for the comparable period in 2005.

The provision for doubtful accounts for the six months ended June 30, 2006 decreased $1.6 million from the comparable period in 2005 to $7.4 million. This decrease was mainly attributable to a shift in the overall allowance accrual rate, reducing the monthly provision for bad debt expense and increasing the monthly allowance for contractual adjustments recorded as a reduction of net revenues. The shift in the accrual rate is based on historical adjustment experience. The provision for doubtful accounts as a percentage of net revenue decreased to 3.1% for the six months ended June 30, 2006 from 3.5% for the comparable period in 2005.

Selling, general and administrative expenses for the six months ended June 30, 2006 increased by $8.7 million, or 6.0%, to $153.9 million, from the comparable period in 2005. The increase primarily resulted from the expensing of costs related to discussions regarding a potential strategic transaction which, as of the date of this filing, have terminated. The Company recorded a $3.2 million charge in the second quarter of 2006 related to expenses incurred in connection with such discussions. In connection with these discussions, the Company entered into confidentiality agreements with several of its major shareholders representing, in the aggregate, holders of approximately 76% of the Company’s outstanding shares as of June 30, 2006. Pursuant to the terms of these agreements, the Company disclosed material, non-public information to such shareholders. Accordingly, the Company believes these shareholders have been prohibited from open market trading in the Company’s securities during the period of these discussions. Selling, general and administrative expenses as a percentage of net revenues increased to 63.0% for the six months ended June 30, 2006 from 56.7% for the six months ended June 30, 2005. This increase as a percentage of net revenues is attributable to the decline in net revenue for the six months ended June 30, 2006 as described above, as well as the described increases in selling, general and administrative expenses.

Depreciation and amortization for both the six months ended June 30, 2006 and the six months ended June 30, 2005 was $9.0 million.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the recent reductions for compounded budesonide, and the resulting decline in our market capitalization, we determined that an interim test of impairment was required as of June 30, 2006. Although we have not completed all steps in determining the final impairment amount, because an impairment loss is probable and can be reasonably estimated, we recorded an estimated non-cash goodwill impairment charge of $449.0 million for the six months ended June 30, 2006.

Net interest expense for the six months ended June 30, 2006 increased $1.3 million or 8.6% from the comparable period in 2005. The increase is primarily attributable to net draws on our revolving line of credit in the aggregate amount of $39 million and a 188 basis points increase in the interest rate on our term loan.

Federal and state income taxes for the six months ended June 30, 2006 increased to a $42.3 million benefit from a $1.3 million benefit for the comparable period in 2005. The increase in federal and state income tax benefit was primarily attributable to the $449.0 million goodwill impairment charge and the establishment of a full valuation allowance on our deferred tax assets.

Net loss for the six months ended June 30, 2006 was $433.7 million compared to net loss of $1.9 million for the six months ended June 30, 2005. As outlined above, the Company recorded a $449.0 million non-cash goodwill impairment charge and $17.5 million in additional provisions for accounts receivable contractual allowances for the six months ended June 30, 2006. These charges, offset by the $42.3 million resulting tax benefit for the six months ended June 30, 2006, were the primary cause for the decline in net earnings as compared to the same period in the previous year.

For the six months ended June 30, 2006, earnings from continuing operations before interest, income taxes, depreciation and amortization, and goodwill impairment (EBITDA) was $21.6 million as compared to $46.3 million for the six months ended June 30, 2005. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Six months ended June 30,
	2005	2006
Net loss	$(1,877)	$(433,656)
Income tax benefit	(1,302)	(42,290)
Interest expense, net	15,788	17,144
Depreciation and amortization	33,688	31,421
Goodwill impairment	—	449,000

EBITDA	$46,297	$21,619

We view EBITDA as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements. Internally, management uses EBITDA as an indicator of financial performance as well as for operational planning and for decision making purposes. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Inflation and Seasonality

Management believes that there has been no material effect on our operations or financial condition as a result of inflation during the past three fiscal years. However, we are impacted by rising costs for certain inflation-sensitive operating expenses, such as labor and employee benefits, facility and equipment leases, and vehicle fuel. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation. Management also believes that our business is not seasonal.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.5 million and $1.9 million for the three months and six months ended June 30, 2006, respectively, as compared to $7.2 million and $24.4 million for the same periods in 2005. Cash flows, cash on hand and the availability to draw on our senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended June 30, 2006. As discussed in Note 11 to our financial statements included in Part I, Item I of this report, a new reimbursement rate for compounded budesonide has been applied to the claims that have been processed. Although we do not believe the new reimbursement rate is merited and continue to pursue appropriate remedies with appropriate regulatory authorities, we cannot assure you that we will prevail in our efforts. If the new rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million and would reduce our net cash provided by operating activities by approximately $29 million, and would have a material adverse effect on our operating cash flows.

Accounts receivable before allowance for contractual adjustments and doubtful accounts increased to $145.8 million at June 30, 2006 from $118.6 million at December 31, 2005. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable total 47.7% and 36.4% as of June 30, 2006 and December 31, 2005, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 61 days at June 30, 2006, compared to 49 days at December 31, 2005. The following table sets forth the percentage breakdown of our accounts receivable by aging category as of December 31, 2005 and June 30, 2006:

	December 31, 2005	June 30, 2006
Accounts receivable by aging category:
Aged 0-90 days	66%	57%
Aged 91-180 days	16%	21%
Aged 181 – 360 days	14%	15%
Aged over 360 days	4%	7%

Total	100%	100%

As a result of this increase in days sales outstanding and the associated aging of the receivables, the Company recorded an additional provision for accounts receivables contractual allowances totaling approximately $17.5 million during the quarter ended June 2006. This amount decreased net revenue and net accounts receivable for the three and six months ended June 30, 2006. The Company calculates its accounts receivable allowances based upon current and historical cash collection, aging of accounts receivables and actual adjustment experience.

In addition, CMS recently issued Change Request 5047 and a Medicare Learning Network Matters update describing a brief delay in Medicare payments planned for the last 9 days of the current Federal fiscal year (September 22 - September 30, 2006). More specifically, CMS will place a one-time hold on payments for all claims (initial claims, adjustment claims, and Medicare Secondary Payer claims) under Medicare Parts A and B from all providers and all physicians who bill Medicare contractors, including fiscal intermediaries and carriers. Claims that would otherwise have been paid during the hold period will be paid on October 2, 2006.

Included in accounts receivable are earned but unbilled receivables of $28.0 million at June 30, 2006 and $28.1 million at December 31, 2005. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs may be less than billed charges. Revenue is recognized at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. For Medicare and Medicaid revenues, as well as most other managed care and private payors, final payment is subject to administrative review and audit. Management makes estimated provisions for adjustments, which may result from administrative review and audit, based upon historical experience. Management closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information management believes to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Net cash used in investing activities was $14.0 million and $35.4 million for the three months and six months ended June 30, 2006, respectively, as compared to $31.7 million and $56.1 million for the same periods in 2005. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $14.0 million and $33.6 million for the three months and six months ended June 30, 2006, respectively, as compared to $24.2 million and $39.5 million for the same periods in 2005. The decrease in 2006 is primarily attributed to increased utilization rates of rental equipment. There were no businesses acquired during the three months ended June 30, 2006. Cash outlays for businesses acquired totaled $1.8 million for the six months ended June 30, 2006.

Cash flows provided by financing activities primarily relate to borrowings under the senior secured revolving credit facility. As of June 30, 2006, we had the following debt facilities and outstanding debt:

•	Five-year $75 million senior secured revolving credit facility for general corporate purposes including working capital, capital expenditures and acquisitions. As of June 30, 2006, the Company has $39.0 million outstanding under the credit facility and $12.7 million committed under stand by letters of credit.

•	Six-year $200 million senior secured term loan, the proceeds of which were used to repay certain pre-petition claims owed to our predecessor’s creditors as part of its plan of reorganization. The term loan is repayable in an aggregate annual amount equal to 1% of the principal amount each year for the first five years with the balance due in 2008. Interest is payable based on the election of the LIBOR rate plus 3.00% or the prime rate plus 2.00%. The term loan was advanced as a LIBOR rate advance. Accrued interest on our borrowings was $7.2 million and $7.1 million at December 31, 2005 and June 30, 2006, respectively. During the six months ended June 30, 2006, we made regularly scheduled amortization payments of $0.2 million on the term loan. As of December 31, 2005 and June 30, 2006, we had balances of $42.2 million and $42.0 million outstanding, respectively, under our term loan. At June 30, 2006, the term loan interest rate was 8.5%. Interest paid during the year ended December 31, 2005 and the six months ended June 30, 2006 was $2.7 million and $1.7 million, respectively.

•	$300 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2005 and June 30, 2006, we had a balance of $287 million outstanding. Interest paid during the year ended December 31, 2005 and the three months ended June 30, 2006 was $27.3 million and $13.6 million, respectively.

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

As of March 31, 2006, we were not in compliance with the consolidated fixed charge coverage ratio included in our credit agreement. On May 9, 2006, we entered into a fourth amendment to our credit agreement pursuant to which, among other things, (i) certain financial ratio levels included in the credit agreement including, the consolidated fixed charge coverage ratio were reset for each fiscal quarter of 2006 and thereafter, (ii) we were prohibited from making any capital expenditures in excess of $15 million during any of the remaining fiscal quarters in 2006 and (iii) a pricing grid related to the applicable margin for term loans was added. As a result of the reset consolidated fixed charge coverage ratio level included in the fourth amendment to our credit agreement, we regained compliance with such financial condition covenant under our credit agreement. However, notwithstanding any changes to the financial ratio levels included in the fourth amendment, our ability to make certain investments remains conditioned on compliance with the financial condition covenants included in the credit agreement without giving effect to the changes to those covenants effected by the fourth amendment.

The foregoing summary is qualified in its entirety by reference to the full text of the fourth amendment to our credit agreement, a copy of which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended March 31, 2006.

We recorded $466.5 million of charges in the quarter ended June 30, 2006 which consisted of a non-cash goodwill impairment charge in the amount of $449.0 million and increased provisions for accounts receivable contractual allowances in the amount of $17.5 million. As a result of these charges, as of June 30, 2006, we were not in compliance with certain financial condition covenants set forth in our credit agreement. These financial covenants are based upon “Consolidated EBITDA” (as defined in the credit agreement) which was negatively impacted by the non-cash impairment charge (due to a $10 million limitation on the add-back of such non-cash charge) and the increased accounts receivable allowances discussed above.

On August 9, 2006, we entered into the fifth amendment and limited waiver to our credit agreement, pursuant to which, among other things (i) our noncompliance with our financial covenants was waived until September 15, 2006, (ii) we agreed to provide additional financial information to the administrative agent under the credit agreement and (iii) the administrative agent was provided the right to conduct a field exam of our books and records and an audit of our liquidity requirements. The foregoing summary is qualified in its entirety by reference to the full text of the fifth amendment to our credit agreement, a copy of which is filed herewith as Exhibit 10.1.

We are evaluating our existing debt and are engaged in discussions regarding refinancing amounts outstanding under our revolving credit facility and term loan. We were granted the abovementioned waiver in order to allow us to complete the refinancing of outstanding amounts under our revolving credit facility and term loan. As of June 30, 2006, we had $39.0 million outstanding under our revolving credit facility and $42.0 million outstanding under our term loan. On July 10, 2006, we drew an additional $10 million on the revolving credit facility, leaving $13.3 million available. We are currently working with our lenders to refinance these amounts.

Since the waiver discussed above expires in less than one year, we have classified the amounts outstanding under the credit agreement to current liabilities in our consolidated balance sheet. As a result of the reclassification of the amounts payable under the credit agreement, our current liabilities exceeded current assets. We believe that, based upon our projected cash flows and the collateral we have to offer, we will be successful in refinancing the amounts payable under the credit agreement. However, there is no assurance that we will be able to refinance such amounts. Furthermore, even if we are able to refinance, such refinancing may be on terms less favorable to us than the terms under our present credit agreement. If we are unable to complete such refinancing or obtain additional waivers from, or satisfactory agreements with, our lenders, we will be in default under the credit agreement and the lenders will be able to accelerate our obligations, requiring immediate repayment of the amounts borrowed. Furthermore, if our lenders caused all amounts outstanding with respect to the credit agreement debt to be due and payable immediately, it would result in a cross default under the indenture governing our 9 1/2% senior subordinated notes. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated, upon an event of default. If the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, continued funding of our revolving line of credit and ultimately to achieve successful operations.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2006. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow. Assuming we are able to complete the refinancing discussed above on favorable terms including equivalent access to capital as is currently available under our $75 million senior secured revolving credit facility, based on current conditions, we believe that the cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs into 2007. We cannot be sure that we will be able to obtain appropriate relief from Medicare regulatory authorities with respect to a new reimbursement rate that has been applied to compounded budesonide. If additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we may not be able to generate sufficient operating cash flow or obtain the additional financing necessary to satisfy our cash requirements.

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

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules (subject to capped rentals in some instances) for as long as the patient is using the equipment and medical necessity continues. Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. The Company recognizes rental arrangement revenues ratably over the monthly service period and defer revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor. During the rental period we are responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment.

Revenues derived from capitation arrangements are insignificant.

Net Patient Service Revenues

Net patient service revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors.

The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net patient service revenues are recorded based upon the applicable fee schedule.

The Company tracks collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for the Company’s provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net patient service revenues and consists of:

•	Differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. The Company does not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, the Company records revenue based upon its usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

•	Services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by the Company. Final payment under governmental programs, and most third-party contracts, is subject to administrative review and audit. Furthermore, the complexity of governmental and third-party billing reimbursement arrangements, including patient qualification and medical necessity requirements, may result in adjustments to amounts originally recorded. Such adjustments may be recorded as the result of denial of claims billed to governmental or third-party payors, or as the result of the Company’s review procedures prior to submission of the claim to the governmental or third-party payor. Actual adjustments that result from services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by the Company are recorded against the allowance for contractual adjustments.

The provision for contractual adjustments reduces amounts recorded though the Company’s billing system to estimated net realizable amounts. The Company records the provision for contractual adjustments based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for contractual adjustments are supported by various methods including current and historical cash collections, as well as actual contractual adjustment experience. This percentage, which is adjusted on an annual basis, has proved to be the best indicator of expected realizable amounts.

The Company closely monitors its historical contractual adjustment rates, as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information it believes to be available. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net patient service revenues at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

The provision for doubtful accounts is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the patient’s or third-party payors’ inability or refusal to pay, as described below.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Medicare and most other government and commercial payors that provide coverage to the Company’s customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for payment of charges for all services rendered by the Company.

The Company records a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Accounts Receivable, net

Accounts receivable are presented net of allowances for contractual adjustments and doubtful accounts. Net patient service revenues are recorded as accounts receivable, in accordance with the Company’s revenue recognition policies. Allowances for contractual adjustments and doubtful accounts are initially recorded based upon historical collection experience through the provisions for contractual adjustment and doubtful accounts, as described above. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. Actual accounts receivable write-offs due to contractual adjustments or accounts deemed uncollectible are applied against these allowance accounts in the normal course of business. On a quarterly basis, the Company performs analyses to evaluate the estimated net realizable value of accounts receivable. As a result of this quarterly review process, the allowances for contractual adjustments and doubtful accounts are adjusted, as necessary, to reflect that estimated net realizable value. Specifically, the Company considers historical collection data, accounts receivable aging trends, other operating trends and relevant business conditions.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

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

Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment in accordance with the provisions of Statement 142. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, the Company would record an impairment charge for the difference. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. The Company’s branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. As a result of adopting Statement 142, goodwill and a substantial amount of our intangible assets are no longer amortized. The impairment evaluation for goodwill and other intangible assets is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired.

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Certain patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over five years using the straight-line convention, without specific physical tracking of individual items. We believe the five year depreciation period provides a proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Other property and equipment (including other patient service equipment) is accounted for by a specific identification system. Depreciation for other property and equipment is provided on the straight-line method over the estimated useful lives of the assets, five years for other patient service equipment, seven years for furniture and office equipment, five years for vehicles, three years for computer equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of our capitalized software existed at June 30, 2006.

Income Taxes

We account for income taxes under the asset and liability approach required by FASB Statement No. 109, Accounting for Income Taxes (Statement 109). The benefit from income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. We recorded a net tax benefit of $42.3 million for the six months ended June 30, 2006.

We have provided a full valuation allowance for the Company’s deferred tax assets as of June 30, 2006 because it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the goodwill impairment charge, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement, we believe that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided. At June 30, 2006, we had available federal net operating loss carry forwards of approximately $123 million, which expire in 2026.

Contingencies

Our business is subject to extensive laws and government regulations, including those related to the Medicare and Medicaid programs. We are also subject to a Corporate Integrity Agreement with the DHHS. Non-compliance with such laws and regulations or the Corporate Integrity Agreement could subject us to severe sanctions, including penalties and fines.

FASB Statement No. 5, Accounting for Contingencies , provides guidance on the application of generally accepted accounting principles related to these matters. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We believe that our accrued liabilities related to such contingencies are appropriate and in accordance with generally accepted accounting principles.

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs established by the Company; risks related to acquired businesses; the costs and effects of legal proceedings; our ability to complete a refinancing of the amounts outstanding under our credit agreement on acceptable terms; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Government Regulations” in Note 11 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In March 2002, we entered into (i) a five-year $75.0 million senior secured revolving credit facility and (ii) a six-year $200.0 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In March 2002, we borrowed the entire amount of the $200.0 million term loan and transferred the proceeds of that loan to Rotech Medical Corporation, our predecessor, to fund a portion of the cash distributions made by our predecessor in connection with its plan of reorganization. As of June 30, 2006, $39.0 million of the $75.0 million senior secured revolving credit facility have been drawn upon and standby letters of credit totaling $12.7 million have been issued under this credit facility. As of June 30, 2006, $42.0 million was outstanding on the $200 million senior secured term loan. For the six months ended June 30, 2006, we incurred $16.6 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the debt facilities (of which $81.0 million was outstanding as of June 30, 2006), we would incur approximately $0.8 million in additional interest expense for the period January 1, 2006 through December 31, 2006.

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

Internal Control over Financial Reporting

We evaluate our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. We are currently in the process of enhancing internal controls to address issues identified through these evaluations, including ongoing improvements in our billing centers, increased system controls and improved controls over rental equipment to provide more accurate and complete tracking. Pending full implementation of these enhancements, we have instituted additional procedures and policies to preserve our ability to accurately record, process and summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows. Our management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We have made no changes during the second quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Significant Events” in Note 13 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and laws and policies currently in effect impose significant reductions in Medicare reimbursement for such inhalation drugs.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

Beginning in 2006, MMA requires that payment amounts for most drugs are to be based on either ASP or competitive bidding for drugs administered by physicians. On June 27, 2005, CMS issued an interim final rule on the Part B competitive bidding program for outpatient drugs and biologicals, or CAP. On November 21, 2005, CMS issued a final rule on CAP. The initial phase of CAP began on July 1, 2006. Inhalation drugs dispensed through nebulizers are not to be included in the initial phase of the CAP. This means that 2006 payment amounts for inhalation drugs administered by physicians are to be determined based upon ASP.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as the first quarter of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of 2006 to $0.073, and increasing again in the third quarter of 2006 to $0.082. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006 to $0.216, and decreasing again in the third quarter of 2006 to $0.208.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. New Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. The resulting reimbursement rates using the invoice methodology are significantly less than the 2006 ASP payment rates. Prior to April 17, 2006, we were not able to quantify the potential effects of the new billing code and payment methodology. However, on April 17, 2006, we received our first 2006 payment for compounded budesonide from a single Medicare contractor for approximately ten claims at the reimbursement rate of $0.29 per 0.5mg. This payment reflects a Medicare contractor’s determination to reimburse compounded formulations of budesonide on a different basis than non-compounded formulations of the drug. The reimbursement rate for non-compounded budesonide was $4.408 per 0.5mg and $4.374 per 0.5mg, respectively, for the first and second quarter of 2006. The reimbursement rate for non-compounded budesonide for the third quarter of 2006 has not yet been developed. For the six months ended June 30, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $15 million. We have established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. If the new reimbursement rate is upheld by regulatory authorities, we believe it would reduce our annual revenues for 2006 by approximately $30 million, our fully diluted earnings per share for 2006 by approximately $1.18 and our net cash provided by operating activities for 2006 by approximately $29 million. We believe that this new reimbursement rate is not merited and we are working with regulatory authorities to reverse this change, although the final regulatory outcome of this matter cannot be predicted. If Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at these low rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In calculating these 2005 dispensing fees, CMS took into account data submitted by members of the public, including a report commissioned by the American Association for Homecare, or AAHomecare, as well as an October 2004 report by the United States Government Accountability Office, or GAO, regarding inhalation drugs dispensed through nebulizers. The GAO recommended that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the existing dispensing fee, if warranted, to ensure that it reflects the costs necessary for dispensation of inhalation therapy drugs. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries. For 2006, the dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $15 million. For the six months ended June 30, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $5 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in 2007 or beyond, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. CMS is expected to release its proposal for the 2007 dispensing fee in August 2006.

Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% of our recorded revenues for the year ended December 31, 2005. For the quarter ended June 30, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 15.5% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the increased dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005 and during the first half of 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are resulting in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

A significant percentage of our business involves the rental of home medical equipment, including oxygen and oxygen equipment and certain capped rental items, and proposed regulations scheduled to go into effect on January 1, 2007 could result in significant reductions in Medicare reimbursement for these items.

The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. This new 36-month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended.

On July 27, 2006, CMS released a proposed rule to implement the DRA changes, which, if finalized, would go into effect January 1, 2007. Under the proposed rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS proposes to reduce the current average monthly payment amount for stationary oxygen equipment and contents during the rental period from an average of $199 to $177. CMS also intends to create a new class for oxygen-generating portable oxygen equipment and a proposed new monthly rental payment amount of $64 for this equipment, while the existing class of portable equipment would continue to be paid at $32. In addition, CMS proposes to establish separate payment classes and separate monthly payment amounts for oxygen contents that are delivered for beneficiary-owned stationary and portable oxygen equipment. Currently, CMS pays a combined average monthly payment amount of $156 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount includes payment for both stationary contents and portable contents. CMS proposes to split this $156 payment into a separate monthly payment amount for stationary oxygen content of $101 and a separate monthly payment amount for portable oxygen content of $55. CMS also detailed proposals regarding a supplier’s responsibility to maintain and service capped rental items after title has transferred to the beneficiary. We anticipate that these proposed changes, if finalized, would have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Our failure to comply with the covenants contained in our credit agreement and our inability to complete a refinancing of the debt outstanding under our credit agreement could materially and adversely affect our operating results and financial condition.

Our credit agreement requires us to maintain specified financial ratios, including consolidated fixed charge coverage, consolidated senior leverage and consolidated total leverage ratios (as such terms are defined in the credit agreement). We recorded $466.5 million of charges in the quarter ended June 30, 2006 which consisted of a non-cash goodwill impairment charge in the amount of $449.0 million and increased provisions for accounts receivable contractual allowances in the amount of $17.5 million. As a result of these charges, as of June 30, 2006, we were not in compliance with certain financial condition covenants set forth in our credit agreement. These financial covenants are based upon “Consolidated EBITDA” (as defined in the credit agreement) which was negatively impacted by the non-cash impairment charge (due to a $10 million limitation on the add-back of such non-cash charge) and the increased accounts receivable allowances discussed above.

On August 9, 2006, we entered into the fifth amendment and limited waiver to our credit agreement, pursuant to which, among other things (i) our noncompliance with our financial covenants was waived until September 15, 2006, (ii) we agreed to provide additional financial information to the administrative agent under the credit agreement and (iii) the administrative agent was provided the right to conduct a field exam of our books and records and an audit of our liquidity requirements. We were granted the abovementioned waiver in order to allow us to complete the refinancing of outstanding amounts under our revolving credit facility and term loan. As of June 30, 2006, we had $39.0 million outstanding under our revolving credit facility and $42.0 million outstanding under our term loan. On July 10, 2006, we drew an additional $10 million on the revolving credit facility. We have also issued letters of credit totaling $12.7 million under the revolving credit facility. We are currently working with our lenders to refinance these amounts. However, there is no assurance that we will be able to refinance such amounts. Furthermore, even if we are able to refinance, such refinancing may be on terms less favorable to us than the terms under our present credit agreement. If we are unable to complete such refinancing or obtain additional waivers from, or satisfactory agreements with, our lenders, we will be in default under our credit agreement and the lenders will be able to accelerate our obligations, requiring immediate repayment of the amounts borrowed. Furthermore, if our lenders caused all amounts outstanding with respect to the credit agreement debt to be due and payable immediately, it would result in a cross default under the indenture governing our 9 1/2% senior subordinated notes. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated, upon an event of default. If the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern.

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under our credit agreement could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable and institute foreclosure proceedings against those assets that secure the borrowings under our credit agreement. Any such actions could force us into bankruptcy or liquidation.

Failure to maintain current levels of collectibility of our accounts receivable would likely have a significant negative impact on our profitability and cash flow.

Billing and collection for our services is a complex process requiring constant attention and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures. We are paid for our services by various payors, including patients, insurance companies, Medicare, Medicaid and others, each with distinct billing requirements. We recognize revenue when we provide services to patients. However, our ability to collect these receivables is dependent on our submissions to payors of accurate and complete documentation. In order for us to bill and receive payment for our services, the physician and the patient must provide appropriate billing information. Following up on incorrect or missing information generally slows down the billing process and the collection of accounts receivable. Failure to meet the billing requirements of the different payors could result in a decline of our revenues, profitability and cash flow. We may experience significant delays in obtaining Medicare provider numbers which may result in delayed billings and could have a negative impact on accounts receivable collection and cash flows. Recently, a higher percentage of our accounts receivables have been remaining outstanding for longer periods. This increase in the aging of accounts receivable is due to numerous factors, including, increased transaction volumes from acquisitions and patient growth, general slowdowns in payment processing by Medicare and other third-party payors, delays caused by Medicare beneficiaries switching to HMOs, the exiting of certain third-party payor contracts, and billing disruptions related to the transition to electronic billing for certain third-party payors. We have reorganized our billing centers as well as billing functions in order to improve our collection process and also appointed a Vice President of Billing and Collections to implement these initiatives. While these initiatives are designed to improve the collection process, there can be no assurance that such initiatives will result in improved collections.

Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments (such as the upcoming CMS one-time hold on payments) or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. There can be no assurance that we will be able to maintain our current levels of collectibility or that third-party payors will not experience financial difficulties. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will decline.

In addition, in connection with our consolidation of billing centers, we have experienced in the past short-term disruptions in our operations and collection efforts. If we experience such disruptions in the future, our revenues, profitability and cash flow may significantly decline.

We may write-off additional intangible assets, such as goodwill.

Goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of June 30, 2006, this goodwill was approximately $43.7 million. As a result of the implementation of “fresh-start” reporting during 2002, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million for reorganization value in excess of fair value of identifiable assets-goodwill. As of June 30, 2006, the reorganization value in excess of fair value of identifiable assets-goodwill was approximately $243.2 million as a result of the $449.0 million impairment charge at June 30, 2006, as described below. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the recent reductions for compounded budesonide and the resulting decline in our market capitalization, we determined that an interim test of impairment was required as of June 30, 2006. Although we have not completed all steps in determining the final impairment amount, because an impairment loss is probable and can be reasonably estimated, we recorded an estimated non-cash goodwill impairment charge of $449.0 million for the three months ended June 30, 2006. This charge has negatively impacted our ability to comply with certain financial condition covenants set forth in our credit agreement. Our failure to comply with the covenants contained in our credit agreement could materially and adversely affect our revenues, profit margins, profitability, operating cash flows and results of operations. Additionally, in the event that there are further declines in our profitability and market capitalization, we may be required to record additional impairment charges, which could have a material adverse effect on our results of operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 30, 2006. At the meeting, the stockholders:

(1) elected the following five persons to serve as directors of the Company: Arthur J. Reimers, Philip L. Carter, James H. Bloem, Edward L. Kuntz and Arthur Siegel;

(2) ratified and approved the adoption of the 2006 Executive Officer Bonus Plan; and

(3) ratified the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER	FOR	AGAINST/WITHHELD	ABSTAINED
(1) Election of Directors:

Arthur J. Reimers	22,997,154	1,956,327	—
Philip L. Carter	24,253,304	700,177	—
James H. Bloem	24,534,825	418,656	—
Edward L. Kuntz	24,534,316	419,165	—
Arthur Siegel	24,534,422	419,059	—

(2) Ratification and Approval of the 2006 Executive Officer Bonus Plan*	15,340,322	2,461,345	249,766

(3) Ratification of Auditors	24,691,114	31,763	230,604

*	There were 6,902,048 broker non-votes with respect to matter 2.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a) Exhibits:

10.1	Fifth Amendment and Limited Waiver, dated as of August 9, 2006, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: August 9, 2006	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 9, 2006	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Interim Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Fifth Amendment and Limited Waiver, dated as of August 9, 2006, to the Company’s $275,000,000 Credit Agreement dated as of March 26, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.