Form 10-Q
period 2006-09-30
ROTECH HEALTHCARE INC
filed 2006-11-09
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of November 3, 2006, the registrant had 25,481,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Dec. 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$14,222	$12,886
Accounts receivable, net	75,475	82,302
Other accounts receivable	973	1,452
Inventories	9,206	9,285
Prepaid expenses	4,557	3,900

Total current assets	104,433	109,825
Property and equipment, net	148,168	150,556
Intangible assets (less accumulated amortization of $4,731 at December 31, 2005 and $5,769 at September 30, 2006)	20,583	20,256
Other goodwill	42,044	43,935
Reorganization value in excess of fair value of identifiable assets—goodwill	692,154	163,154
Other assets	11,302	13,299

	$1,018,684	$501,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,386	$26,123
Accrued expenses and other current liabilities, including dividends payable	25,436	19,708
Accrued interest	7,246	818
Deferred revenue	9,258	10,442
Deferred tax liabilities, net	10,717	—
Income taxes payable	1,646	1,184
Current portion of long-term debt	634	1,093

Total current liabilities	79,323	59,368
Deferred tax liabilities, net	31,574	—
Priority tax claim	3,476	2,592
Other long-term liabilities	573	531
Long-term debt, less current portion	328,880	381,050
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 and 248,846 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	5,343	5,230
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,417,270 shares issued and outstanding at December 31, 2005 and 25,481,270 shares issued and outstanding at September 30, 2006	3	3
Additional paid-in capital	504,559	505,187
Retained earnings (deficit)	64,953	(452,936)

Total stockholders’ equity	569,515	52,254

	$1,018,684	$501,025

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net revenues	$136,969	$127,218	$393,265	$371,537
Cost of net revenues:
Product and supply costs	24,864	24,525	69,937	73,530
Patient service equipment depreciation	11,956	11,202	36,655	33,532
Operating costs	6,276	5,757	17,400	18,332

Total cost of net revenues	43,096	41,484	123,992	125,394

Provision for doubtful accounts	3,963	3,464	13,015	10,900
Selling, general and administrative	72,217	71,858	217,410	225,724
Depreciation and amortization	4,611	3,948	13,600	13,039
Goodwill impairment	—	80,000	—	529,000

Total costs and expenses	123,887	200,754	368,017	904,057

Operating income (loss)	13,082	(73,536)	25,248	(532,520)
Interest expense, net	7,994	9,544	23,782	26,687
Other income, net	177	397	620	578
Loss on extinguishment of debt	—	1,212	—	1,212

Earnings (loss) before income taxes	5,265	(83,895)	2,086	(559,841)
Federal and state income tax expense (benefit)	2,162	—	860	(42,290)

Net earnings (loss)	3,103	(83,895)	1,226	(517,551)
Accrued dividends on redeemable preferred stock	113	113	338	338

Net earnings (loss) available for common stockholders	$2,990	$(84,008)	$888	$(517,889)

Net earnings (loss) per common share—basic	$0.12	$(3.30)	$0.04	$(20.35)

Net earnings (loss) per common share—diluted	$0.12	$(3.30)	$0.03	$(20.35)

Weighted average shares outstanding—basic	25,383,570	25,481,270	25,367,492	25,454,750

Weighted average shares outstanding—diluted	25,838,799	25,481,270	25,932,859	25,454,750

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Net earnings (loss)	$3,103	$(83,895)	$1,226	$(517,551)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	3,963	3,464	13,015	10,900
Depreciation and amortization	16,567	15,763	50,255	48,014
Loss on extinguishment of debt	—	1,212	—	1,212
Deferred income taxes	2,156	—	855	(42,290)
Goodwill impairment	—	80,000	—	529,000
Other reconciling adjustments	(139)	(173)	(134)	387
Changes in operating assets and liabilities:
Accounts receivable	(4,683)	(9,548)	(17,220)	(17,727)
Other receivables	207	(688)	(574)	(479)
Inventories	503	(142)	(244)	(78)
Prepaid expenses	266	756	764	657
Other assets	(519)	84	249	(462)
Accounts payable and accrued expenses	(2,535)	2,374	3,490	(1,826)
Capital leases	—	(127)	—	(41)
Accrued interest	6,821	(6,247)	6,816	(6,428)
Income taxes payable	(195)	(7)	(43)	(462)
Deferred revenue	109	(30)	(4,420)	1,184

Net cash provided by operating activities	25,624	2,796	54,035	4,010

Cash flows from investing activities:
Purchases of property and equipment	(17,951)	(13,367)	(59,970)	(46,825)
Business acquisitions	(3,893)	—	(21,068)	(1,816)

Net cash used in investing activities	(21,844)	(13,367)	(81,038)	(48,641)

Cash flows from financing activities:
Payments of long term borrowings, net	(156)	—	(491)	(219)
Payments of short term borrowings, net	—	(49,312)	—	(62,787)
Retirement of long term borrowings	—	(42,013)	—	(42,013)
Proceeds from short term borrowings, net	—	10,000	—	59,300
Proceeds from long term borrowings	—	95,000	—	95,000
Debt issuance costs	—	(5,158)	—	(5,158)
Payments of dividends on preferred stock	—	—	(900)	—
Changes in liabilities subject to compromise/priority tax claim	(138)	—	(988)	(689)
Payments of capital leases	—	(36)	—	(139)
Net proceeds from stock option exercises	579	—	1,852	—

Net cash (used in) provided by financing activities	285	8,481	(527)	43,295

Increase (decrease) in cash and cash equivalents	4,065	(2,090)	(27,530)	(1,336)
Cash and cash equivalents, beginning of period	33,228	14,976	64,823	14,222

Cash and cash equivalents, end of period	$37,293	$12,886	$37,293	$12,886

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

Revenue Recognition: Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rentals which limit the rental payment period in some instances). Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor. During the rental period we are responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment.

Revenues derived from capitation arrangements are insignificant.

Net Patient Service Revenues: Net patient service revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors.

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

The Company tracks collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for the Company’s provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net patient service revenues and consists of:

(1) Differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. The Company does not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, the Company records revenue based upon its usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

(2) Services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by the Company. Final payment under governmental programs, and most third-party contracts, is subject to administrative review and audit. Furthermore, the complexity of governmental and third-party billing reimbursement arrangements, including patient qualification and medical necessity requirements, may result in adjustments to amounts originally recorded. Such adjustments may be recorded as the result of the denial of claims billed to governmental or third-party payors, or as the result of the Company’s review procedures prior to submission of the claim to the governmental or third-party payor. Actual adjustments that result from services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by the Company are recorded against the allowance for contractual adjustments.

The provision for contractual adjustments reduces amounts recorded through the Company’s billing system to estimated net realizable amounts. The Company records the provision for contractual adjustments based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for contractual adjustments are supported by various methods including current and historical cash collections, as well as actual contractual adjustment experience. This percentage, which is adjusted at least on an annual basis, has proven to be the best indicator of expected realizable amounts.

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

The provision for doubtful accounts is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the patient’s or third-party payor’s inability or refusal to pay, as described below.

Provision for Doubtful Accounts: Medicare and most other government and commercial payors that provide coverage to the Company’s customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for payment of charges for all services rendered by the Company.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. The Company records a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Accounts Receivable, net: Accounts receivable are presented net of allowances for contractual adjustments and doubtful accounts. Allowances for contractual adjustments and doubtful accounts are initially recorded based upon historical collection experience through the provisions for contractual adjustment and doubtful accounts, as described above. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. Actual accounts receivable write-offs due to contractual adjustments or accounts deemed uncollectible are applied against these allowance accounts in the normal course of business. On a quarterly basis, the Company performs analyses to evaluate the estimated net realizable value of accounts receivable. As a result of this quarterly review process, the allowances for contractual adjustments and doubtful accounts are adjusted, as necessary, to reflect that estimated net realizable value. Specifically, the Company considers historical collection data, accounts receivable aging trends, other operating trends and relevant business conditions.

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

The Company adopted Statement 123R effective as of January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of Statement 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. As of December 31, 2005, all outstanding stock options were fully vested. There was no impact on the Company’s results of operations or financial condition during the nine months ended September 30, 2006 due to its adopting Statement 123R. The Company will grant additional options during the fourth quarter of 2006. The grant of these options will result in recognition of compensation expense in accordance with Statement 123R.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. If applying the provisions of SAB 108 results in errors that are deemed material, than such errors, along with any additional immaterial errors, would be corrected through a cumulative effect adjustment. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and whether the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company does not presently expect that the adoption of SAB 108 will have a material financial impact on its results of operation or financial condition.

(3)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months and nine months ended September 30, 2005 and 2006. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 495,308 and 2,842,269 for the three months ended September 30, 2005 and September 30, 2006, respectively, and 237,397 and 2,990,827 for the nine months ended September 30, 2005 and September 30, 2006, respectively, are excluded from the computation of diluted EPS. The Company uses the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net earnings/loss available for common stockholders and shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2005 and September 30, 2006 are as follows:

	Net Earnings/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2005:
Basic EPS:
Net earnings	$3,103
Accrued dividends on redeemable preferred stock	113

Net earnings available for common stockholders	$2,990	25,383,570	$0.12

Effect of dilutive securities
Options to purchase common stock	—	455,229

Diluted EPS:
Net earnings available for common stockholders	$2,990	25,838,799	$0.12

For the Three Months Ended September 30, 2006:
Basic and diluted EPS:
Net loss	$(83,895)
Accrued dividends on redeemable preferred stock	113

Net loss available for common stockholders	$(84,008)	25,481,270	$(3.30)

For the Nine Months Ended September 30, 2005:
Basic EPS:
Net earnings	$1,226
Accrued dividends on redeemable preferred stock	338

Net earnings available for common stockholders	$888	25,367,492	$0.04

Effect of dilutive securities
Options to purchase common stock	—	565,367

Diluted EPS:
Net earnings available for common stockholders	$888	25,932,859	$0.03

For the Nine Months Ended September 30, 2006:
Basic and diluted EPS:
Net loss	$(517,551)
Accrued dividends on redeemable preferred stock	338

Net loss available for common stockholders	$(517,889)	25,454,750	$(20.35)

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

Accordingly, through December 31, 2005, the Company did not recognize compensation expense for its stock options awarded to employees and directors in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to Statement 123, the Company’s net earnings available to common stockholders and basic and diluted earnings per share for the three and nine months ended September 30, 2005, would have been as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net earnings:
As reported	$3,103	$1,226
Less: Statement 123 pro forma compensation expense, net of tax	411	1,199

Pro forma earnings	$2,692	$27

Basic net earnings available for common stockholders per share:
As reported	$0.12	$0.04
Pro forma earnings (loss)	$0.10	$(0.01)
Diluted net earnings available for common stockholders per share:
As reported	$0.12	$0.03
Pro forma earnings (loss)	$0.10	$(0.01)

The Company adopted Statement 123R, Share-Based Payment, effective January 1, 2006. The Company is following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed. As of December 31, 2005, all outstanding stock options were fully vested. No new stock options were granted during the nine months ended September 30, 2006. Accordingly, the Company incurred no stock option related employee stock based compensation expense for the three or nine months ended September 30, 2006.

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2006 annual meeting of the board of directors held on June 30, 2006, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in the Company’s accompanying consolidated balance sheet as of September 30, 2006 within “Accrued expenses and other current liabilities, including dividends payable” and will be paid no later than December 31, 2006.

(4)	Acquisitions

During the nine month period ended September 30, 2006, the Company’s business acquisition activities resulted in a total aggregate cost of $2,644 of which $1,816 was paid in cash. Additionally, the Company recorded a $300 deferred acquisition obligation, which is included in the Company’s accompanying consolidated balance sheet within “Accrued expenses and other current liabilities, including dividends payable.” Payments in the aggregate amount of $3,787 were made on the deferred acquisitions obligations during the nine month period ended September 30, 2006 and the remaining balance of $1,950 is included in accrued expenses and other current liabilities as of September 30, 2006.

The Company’s acquisitions are accounted for using the purchase method of accounting. The results of the operations are included in the condensed consolidated financial statements from the purchase date. The Company allocated the purchase price related to its business acquisition activities during the nine month period ended September 30, 2006 to the following assets:

Property and equipment	$339
Intangible assets	699
Goodwill	1,606

Total assets acquired	$2,644

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of each of the nine month periods ended September 30, 2005 and 2006 have not been presented since the amounts are immaterial to the Company.

(5)	Goodwill Impairment

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), the Company determined that an interim test of impairment was required as of June 30, 2006, due to an overall decline in its profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide and the resulting decline in market capitalization since the previous annual impairment test. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Company’s branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value.

The Company completed the first step of the interim impairment test as of June 30, 2006 and determined that an impairment loss had occurred. The Company was unable to complete the second step of the impairment test prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and therefore recorded a preliminary estimated non-cash impairment charge of $449,000 as of June 30, 2006, in accordance with Statement 142. This amount was recorded as a reduction to reorganization value in excess of fair value of identifiable assets—goodwill. The estimated impairment charge was calculated based upon market capitalization (i.e., quoted market prices) and the carrying value of the Company’s assets and liabilities, excluding goodwill. Other than approximately $117 paid in September 2006 in connection with the fifth amendment and limited waiver to the Company’s former credit agreement, the estimated $449,000 impairment charge did not result in cash expenditures and will not result in future cash expenditures.

The Company completed the second step of the interim impairment test during the quarter ended September 30, 2006 with the assistance of independent valuation specialists. The second step of the impairment test compares the fair value of the Company, determined in the same manner as in a business combination, to the fair value of its assets and liabilities with the remainder being the implied fair value of goodwill. The second step was performed to determine the actual amount of the impairment as of June 30, 2006. Based upon the completed impairment test, the Company determined that the actual impairment was $529,000 as of June 30, 2006. As such, in accordance with Statement 142, the Company recorded an additional non-cash impairment charge of $80,000 for the three months ended September 30, 2006. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Upon completion of the interim impairment analysis, the Company performed its annual impairment assessment as of September 30, 2006 with the assistance of independent valuation specialists. Based upon this analysis, and after consideration of the June 30, 2006 impairment charge, the Company determined that no additional impairment charge was necessary as of September 30, 2006.

(6)	Other Intangible Assets

The following table reflects the components of other identifiable intangible assets:

	December 31, 2005		September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortization of intangible assets:
Customer/Physician relationship	$12,000	$2,250	$12,000	$2,700
Computer software	5,000	1,250	5,000	1,500
Acquired customer lists, trade names and other	6,314	1,231	7,025	1,569

Subtotal	23,314	4,731	24,025	5,769

Non-amortizable intangible assets:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$25,314	$4,731	$26,025	$5,769

Amortization expense for the three and nine months ended September 30, 2005 was approximately $282 and $797, respectively and amortization expense for the three and nine months ended September 30, 2006 was approximately

$347 and $1,037, respectively. During the nine months ended September 30, 2006, the Company increased Other Goodwill in the amount of $1,891 as a result of business acquisition activities. As of December 31, 2005 and September 30, 2006, Other Goodwill was approximately $42,044 and $43,935, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2006	$1,388
2007	1,375
2008	1,354
2009	1,352
2010	1,278

(7)	Segment Data

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Respiratory therapy equipment and services	$119,848	$111,265	$345,680	$325,331
Durable medical equipment	15,888	14,780	43,652	42,858
Other health care products	1,233	1,173	3,933	3,348

	$136,969	$127,218	$393,265	$371,537

(8)	Other Commitments and Contingencies

The Company is subject to workers’ compensation and employee health benefit claims, which are primarily self-insured. The Company does, however, maintain certain stop-loss and other insurance coverage which management believes to be appropriate.

Provisions for estimated settlements relating to workers’ compensation are provided in the applicable period on a case-by-case basis. The Company reviews its estimated provisions on a quarterly basis and makes changes when necessary. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement. The Company estimates claim amounts incurred but not reported relating to health benefit plans in the applicable period and reviews such amounts on a quarterly basis.

The Company and its subsidiaries are parties to various legal proceedings in the ordinary course of business. For more information regarding the Company’s recent legal proceedings, see Note 9, “Certain Significant Risks and Uncertainties and Significant Events.” In the opinion of management, there are currently no proceedings which individually, after taking into account the insurance coverage maintained by the Company, would have a material adverse effect on the Company’s financial position.

(9)	Certain Significant Risks and Uncertainties and Significant Events

The Company and others in the health care business are subject to certain inherent risks, including the following:

•	Substantial dependence on revenues derived from reimbursement by various Federal health care programs (including Medicare) and State Medicaid programs which have been significantly reduced in recent years and which entail exposure to various health care fraud statutes;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging malpractice and related claims.

Such inherent risks require the use of certain management estimates in the preparation of the Company’s financial statements and it is reasonably possible that changes in such estimates may occur.

The Company receives payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 62.3% and 67.5% of the Company’s patient revenue for the three months ended September 30, 2005 and September 30, 2006, respectively, and 66.7% and 67.8% for the nine months ended September 30, 2005 and September 30, 2006, respectively.

Due to the nature of the business, the Company is involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit the Company (or its predecessor, Rotech Medical Corporation, the “Predecessor”) is a party to, if resolved adversely, would have a material adverse effect on its financial condition or results of operations.

As previously disclosed, on February 2, 2000, Integrated Health Services and substantially all of its subsidiaries, including the Predecessor filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which pre-bankruptcy claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against the Predecessor with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed the Predecessor’s plan of reorganization (the “Plan”) which became effective on March 26, 2002. On December 20, 2004, the Bankruptcy Court entered a final decree closing the Predecessor’s bankruptcy case. In connection with its emergence from bankruptcy, claims made against the Predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the Plan or pursuant to settlement agreements approved by the Bankruptcy Court. However, although management believes that all pre-petition state claims have also been discharged or dealt with in the Plan, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against the Predecessor or the Company involving pre-petition claims. Since the date of confirmation of the Plan, neither the Company nor the Predecessor has received any correspondence from a state challenging the pre-petition discharge of claims.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of the Company’s former employees was unsealed and served on the Company and several of its subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, the Company filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. The case is currently stayed until December 31, 2006. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We are cooperating with the investigation.

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

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, continued funding of our revolving line of credit and ultimately to achieve successful operations. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2006. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

Based on current conditions, we believe that the cash generated from our operations and the access to funds available under our credit facility will be sufficient to meet our working capital, capital expenditure and other cash needs through 2007. If additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we may not be able to generate sufficient operating cash flow or obtain the additional financing necessary to satisfy our cash requirements.

(10)	Debt

The Company’s long-term debt consists of the following:

	December 31, 2005	September 30, 2006
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through 2007, secured by equipment	$282	$143
Former senior secured term loan repaid in full on September 15, 2006	42,232	—
Current senior secured term loan; $238 payable quarterly through June 15, 2008 with remainder due September 15, 2008, interest payable at LIBOR rate plus 3.5%, payable monthly	—	95,000
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	329,514	382,143
Less current portion	634	1,093

Total long-term debt	$328,880	$381,050

On September 15, 2006, the Company entered into a credit agreement with Highland Financial Corp., as lead arranger and sole bookrunner, Nexbank, SSB, as collateral agent and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the credit agreement. The new credit facility has a maximum credit amount of $120.0 million that consists of a $25.0 million revolving line of credit and a $95.0 million term loan (the commitment to fund the last $5.0 million of the revolving line of credit is subject to certain conditions). A portion of the revolving line of credit, not in excess of $15.0 million is available for the issuance of letters of credit. As of September 30, 2006, standby letters of credit totaling $14.7 million have been issued under this credit facility. The credit agreement expires in September 2008 and replaced the Company’s previous credit facility.

The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit agreement contains customary covenants for financings of this type, including, but not limited to, limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; and limitations on changes in lines of business; restrictions on the ability of the Company to incur indebtedness, dispose of property, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including requirements regarding certain specified EBITDA thresholds and a specified consolidated total leverage ratio.

The credit agreement contains customary events of default. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) material breach of the Company’s representations and warranties, (iv) the occurrence of a change of control (as defined in the credit agreement), and (v) the commencement of any proceeding relating to bankruptcy by the Company or any guarantor. Under certain circumstances, if an event of default occurs and is continuing, payment of amounts due under the credit agreement may be accelerated and the lending commitments under the credit agreement may be terminated.

The Company’s obligations under the credit facilities are guaranteed by each of its direct and indirect domestic subsidiaries. All obligations under the credit facilities and the guarantees are secured by a perfected first priority security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of the Company’s direct and indirect subsidiaries.

The Company’s senior subordinated notes are subordinated to its existing and future senior debt. Because the notes are subordinated, in the event of bankruptcy, liquidation or dissolution, or certain other events, including certain defaults on senior debt, the Company may be prevented from making payments on the subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under the Company’s credit agreement that results in the acceleration of the Company’s obligations under such agreement will create an event of default on the Company’s outstanding senior subordinated notes, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare such notes immediately due and payable.

(11)	Income Taxes

The Company recorded a net tax benefit of $42.3 million for the nine months ended September 30, 2006. The Company has provided a full valuation allowance against its net deferred tax assets as of September 30, 2006 because management’s judgement is that it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the goodwill impairment charge, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement, we believe that there is sufficient uncertainty regarding the realization of net deferred tax assets such that a full valuation allowance has been provided.

At September 30, 2006, we had available federal net operating loss (NOL) carry forwards of approximately $153.5 million, which expire in 2026. NOL carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The effect of an ownership change would be the imposition of an annual limitation on the use of the NOL carryfowards attributable to periods before the change. The Company has performed a preliminary analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. Based upon this preliminary analysis, it appears the Company has potential limitations related to the NOL carryfowards but the amount of such potential limitation is not readily determinable.

(12)	Supplemental Cash Flow Information

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Cash payments for:
Interest	$985	$15,548	$16,450	$32,149
Income taxes (receipts)	35	35	33	33
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	4,563	5,643	4,563	5,643
Deferred acquisition obligations	2,775	—	5,737	300

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.5% of our net revenues for the three months ended September 30, 2005 and September 30, 2006, and 87.9% and 87.6% of net revenues for the nine months ended September 30, 2005 and September 30, 2006, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 11.6% of net revenues for the three months ended September 30, 2005 and September 30, 2006, and 11.1% and 11.5% of net revenues for the nine months ended September 30, 2005 and September 30, 2006, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies.

We continue to focus on a series of initiatives which includes enhanced training for our sales force; increased focus of our clinical group on identifying opportunities to optimize our patients’ quality of life; and an enhancement of our partnerships with managed care companies with a concentration on the development of strategic offerings. We are also exploring various strategic alternatives.

Government Regulation and Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 62.3% and 67.5% of the Company’s patient revenue for the three months ended September 30, 2005 and September 30, 2006, respectively, and 66.7% and 67.8% for the nine months ended September 30, 2005 and September 30, 2006, respectively.

The Balanced Budget Act of 1997 granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. The final rule implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when existing payment amounts are determined to be grossly excessive or deficient. Using its inherent reasonableness authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Our business has been, and will continue to be, significantly impacted by changes mandated by Medicare legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in reimbursement rates for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements and quality standards.

(1) Competitive Bidding for HME. Starting in 2007, Medicare is scheduled to begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program is to begin in 10 high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined and therefore, the impact of such exemption on our business is uncertain. On April 24, 2006, CMS issued proposed regulations regarding the implementation of competitive bidding. The proposed regulations include, among other things, proposals regarding how CMS will determine in which MSAs to initiate the program, conditions to be met for awarding contracts, and the “grandfathering” of existing oxygen and other HME agreements with beneficiaries if a supplier is not selected. The proposed regulations also would revise the methodology CMS would use to price new products not included in competitive bidding. The proposed regulations do not provide many of the details needed to assess the impact that competitive bidding and other elements of the rule will have on our business. Until the regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented. At this time, we do not know which of our products will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact that inherent reasonableness and competitive bidding will have on our business.

(2) Certain Clinical Conditions and Quality Standards. The MMA requires that new clinical conditions of coverage for HME products and quality standards for HME suppliers be established and implemented. On August 14, 2006, CMS published its quality standards for HME suppliers. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. We are currently reviewing and revising our policies and procedures to ensure compliance with the quality standards. These standards will be applied by independent accreditation organizations and are scheduled to take effect in 2007. The final standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. In its proposed regulations regarding the implementation of competitive bidding, CMS also proposed additional financial standards to be met by suppliers participating in competitive bidding. At this time, we cannot predict the full impact that the clinical conditions and final quality standards will have on our business or the effect such quality standards will have on our ability to continue to provide products to Medicare beneficiaries.

On July 31, 2006, CMS issued a final rule, which implements criteria for accrediting organizations to be selected by CMS to apply the final quality standards. CMS did not, however, identify any specific accrediting organizations. The final rule does not address whether suppliers that are already accredited by the selected accreditation organizations will be “grandfathered”. Currently, approximately 96.9% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. We cannot provide assurances that JCAHO will be selected as a CMS-approved accreditation organization or that the grandfathering policy described in the proposed competitive bidding rule will ultimately be finalized so that it applies to us. This rule does not provide us with sufficient information to predict the impact of competitive bidding or the final accreditation criteria on our business.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding.

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that were received by Medicare on or after April 1, 2005. The new Medicare payment amounts have resulted in a payment reduction of approximately 8.5% and 8.6% for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, for home oxygen equipment provided by us to Medicare beneficiaries. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions range between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 3.5% of our recorded revenues in the three month period ended September 30, 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.7 million and $11.9 million for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended September 30, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 14.3% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

MMA payment methodology for the inhalation drugs provided by pharmacies is based on average sales price, or ASP. ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. For each of the quarters of 2005, as well as each of the quarters of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.082 for the third quarter and $0.061 for the fourth quarter of 2006. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.208 for the third quarter and $0.211 for the fourth quarter of 2006.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the nine months ended September 30, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $24.0 million. We previously established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. In light of the reduced reimbursement rates for compounded budesonide and to resolve certain issues associated with a warning letter received from the Food and Drug Administration (FDA) which is discussed in more detail below, we are not accepting new prescriptions for certain compounded products (including compounded formulations of budesonide) and, where clinically appropriate, have instituted a process to transition patients currently on these compounded products to commercially available alternative products. Until we complete this transitioning process, if Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at the current rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to the abovementioned changes, in March 2006, Medicare contractors issued a draft local coverage policy for nebulizers and inhalation drugs dispensed through nebulizers which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. If adopted as proposed, the draft policy and these other changes could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. In the 2006 physician fee schedule final rule, CMS reduced the dispensing fee for inhalation drugs furnished to beneficiaries to $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $10.0 million. For the nine months ended September 30, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $7.6 million. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. While we were able, based upon the dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005 and during the first three quarters of 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates are expected to result in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. CMS has indicated that the dispensing fee for 2007 will continue to be paid at the 2006 rate.

Food, Drug and Cosmetic Act and FDA Warning Letter. Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. In the past year, several of our sites have been inspected by regulatory authorities. Where required, we took corrective actions to address the inspectional observations identified during these inspections. For example, the Florida State Department of Health inspected our medical gas facility in Winter Haven, Florida on July 5, 2006. The Florida inspector presented us with an H-Form 1038 identifying five inspectional observations. We submitted a written response detailing the corrective actions taken in response to the inspectional observations, had follow-up discussions with the inspector and provided additional documentation to the Department of Health in connection with this matter. There have been no additional communications with the Department of Health in connection with this matter since August 2006. Failure to comply with FDA and other regulatory requirements could subject us to possible legal or regulatory action, such as warning letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties.

On August 10, 2006, we received a warning letter from the FDA relating to our subsidiary, Pulmo-Dose, Inc. The warning letter states that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeds the scope of the practice of pharmacy and that Pulmo-Dose is operating as a pharmaceutical manufacturer and not a pharmacy engaged in extemporaneous compounding.

While we disagree with the FDA’s assertions, in response to the FDA’s warning letter, we have commenced, in partnership with our patients’ physicians, a process to switch patients currently taking these compounded products to drug products that are commercially available, where clinically appropriate. In addition, we are not accepting any new prescriptions for these compounded products. We estimate that the process of switching approximately 13,000 patients to commercially available drug products will take several months to complete. Based upon the reduced reimbursement rates for compounded budesonide discussed above and assuming that all of our patients currently taking compounded products were switched today to drugs that are commercially available, we estimate that such conversion would result in an increase in Medicare reimbursement and projected annual gross revenue of approximately $60 million and an increase in projected annual pre-tax profit of up to approximately $10 million. However, there can be no assurance that we will successfully implement a process to switch patients to commercially available drug products or that a significant number of patients will ultimately switch. If we are unable to successfully implement a process to switch patients to commercially available drugs or a significant number of patients do not ultimately switch, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

As discussed above, the FDA’s warning letter indicates that the FDA has disagreed with our position that we are not a drug manufacturer and has alleged that our compounding operations relating to the abovementioned products are not in compliance with all applicable regulatory requirements. Based on the warning letter, the FDA could require us to discontinue compounding activities for these and other products, and we could be subject to enforcement action, including temporary or permanent suspension of part or all of our compounding operations or seizure of part or all of our compounded formulations.

We submitted a formal response to the warning letter and remain committed to working with the FDA to resolve this matter. However, we are unable to predict whether or when we will be able to reach a satisfactory resolution of this matter.

Pharmacy Licensing and Registration. Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the FDA, adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business. We are engaged in activities designed to achieve compliance with these policies although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. Further, we are required to maintain state licenses and permits in those states in which we are doing business to meet Medicare and Medicaid requirements. A finding that the state requirements have not been met can result in the recoupment of reimbursement or revocation of our supplier numbers. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states, including doing Medicare and Medicaid business in such state or states, would be limited, which could adversely impact our business and results of operations.

Deficit Reduction Act. The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary. We anticipate that the 36-month rental cap imposed under the DRA could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which goes into effect January 1, 2007. Under the rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS also revised payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as follows:

•	Payment for Rental Period. For stationary oxygen equipment, the 2007 payment amount is $198.40, a decrease of $1.44 from the 2006 amount. The portable oxygen add-on amount remains unchanged from 2006, at $31.79. CMS also created a new class for oxygen-generating portable oxygen equipment and a new monthly rental payment amount of $51.63 for this equipment.

•	Payment for Contents After Beneficiary Ownership. Payment is based on the type of equipment owned and whether it is oxygen-generating. Currently, CMS pays a combined average monthly payment amount of $154.90 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount includes payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary owns both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledges certain other payments after ownership transfers, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning 6 months after title has transferred to the beneficiary. We cannot predict the impact that any future rulemaking by CMS might have on our business. If payment amounts for oxygen equipment and contents are reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

General. As a health care supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain patient-identifiable health information. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs. Health care is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. We cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Future legislative and regulatory changes could have a material adverse impact effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The following table shows our results of operations for the three months and nine months ended September 30, 2005 and September 30, 2006.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net revenues	$136,969	$127,218	$393,265	$371,537
Cost of net revenues:
Product and supply costs	24,864	24,525	69,937	73,530
Patient service equipment depreciation	11,956	11,202	36,655	33,532
Operating costs	6,276	5,757	17,400	18,332

Total cost of net revenues	43,096	41,484	123,992	125,394

Provision for doubtful accounts	3,963	3,464	13,015	10,900
Selling, general and administrative	72,217	71,858	217,410	225,724
Depreciation and amortization	4,611	3,948	13,600	13,039
Goodwill impairment	—	80,000	—	529,000

Total costs and expenses	123,887	200,754	368,017	904,057

Operating income (loss)	13,082	(73,536)	25,248	(532,520)
Interest expense, net	7,994	9,544	23,782	26,687
Other income, net	(177)	(397)	(620)	(578)
Loss on extinguishment of debt	—	1,212	—	1,212

Earnings (loss) before income taxes	5,265	(83,895)	2,086	(559,841)
Federal and state income tax expense (benefit)	2,162	—	860	(42,290)

Net earnings (loss)	3,103	(83,895)	1,226	(517,551)
Accrued dividends on redeemable preferred stock	113	113	338	338

Net earnings (loss) available for common stockholders	$2,990	$(84,008)	$888	$(517,889)

The following table shows our results of operations as a percentage of our net revenues for the three months and nine months ended September 30, 2005 and September 30, 2006.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	18.2%	19.3%	17.8%	19.8%
Patient service equipment depreciation	8.7%	8.8%	9.3%	9.0%
Operating costs	4.6%	4.5%	4.4%	4.9%

Total cost of net revenues	31.5%	32.6%	31.5%	33.7%

Provision for doubtful accounts	2.9%	2.7%	3.3%	2.9%
Selling, general and administrative	52.7%	56.5%	55.4%	60.8%
Depreciation and amortization	3.4%	3.1%	3.5%	3.5%
Goodwill impairment	—	62.9%	—	142.4%

Total costs and expenses	90.5%	157.8%	93.7%	243.3%

Operating income (loss)	9.5%	(57.8)%	6.3%	(143.3)%
Interest expense, net	5.8%	7.5%	6.0%	7.2%
Other income, net	(0.1)%	(0.3)%	(0.2)%	(0.2)%
Loss on extinguishment of debt	—	1.0%	—	0.3%

Earnings (loss) before income taxes	3.8%	(66.0)%	0.5%	(150.6)%
Federal and state income tax expense (benefit)	1.6%	—	0.2%	(11.4)%

Net earnings (loss)	2.2%	(66.0)%	0.3%	(139.2)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net earnings (loss) available for common stockholders	2.1%	(66.1)%	0.2%	(139.3)%

Results of Operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2006

Total net revenues for the three months ended September 30, 2006 were $127.2 million as compared to $137.0 million for the comparable period in 2005. The net decrease was primarily attributable to reduced Medicare reimbursement rates for compounded budesonide, which reduced net revenues by $9.1 million for the three months ended September 30, 2006. In addition, reimbursement cuts related to non-oxygen HME items subject to the FEHBP provisions and the dispensing fee for inhalation drugs reduced net revenues by $6.0 million for the three months ended September 30, 2006. These decreases were partially offset by $1.7 million in net revenue for the three months ended September 30, 2006 from locations acquired after September 30, 2005, and $3.6 million in net revenue for the three months ended September 30, 2006 from a 6.0% increase in oxygen and drug patient counts (excluding acquisitions) and a 9.7% increase in other DME respiratory product counts (excluding acquisitions).

Cost of net revenues totaled $41.5 million for the three months ended September 2006, a decrease of $1.6 million or 3.7% from the comparable period in 2005. The net decrease was primarily attributable to a $0.8 million decrease in patient service equipment depreciation due to a portion of our oxygen rental equipment becoming fully depreciated during the three months ended September 30, 2006, and decreased operating costs as the result of a $0.6 million decrease in overall pharmacy-related costs, offset by a 4.5% increase in the number of respiratory therapists employed. Cost of net revenues as a percentage of net revenue was 32.6% for the three months ended September 30, 2006 as compared to 31.5% for the comparable period in 2005.

The provision for doubtful accounts for the three months ended September 30, 2006 totaled $3.5 million, a $0.5 million decrease from the comparable period in 2005. This decrease was mainly attributable to a shift in the overall allowance accrual rate, reducing the monthly provision for bad debt expense and increasing the monthly allowance for contractual adjustments recorded as a reduction of net revenues. The shift in the accrual rate is based on historical adjustment experience. The provision for doubtful accounts as a percentage of net revenue decreased to 2.7% for the three months ended September 30, 2006 as compared to 2.9% from the comparable period in 2005.

Selling, general and administrative expenses for the three months ended September 30, 2006 totaled $71.9 million, a decrease of $0.3 million or 0.5% from the comparable period in 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 56.5% for the three months ended September 30, 2006 from 52.7% for the three months ended September 30, 2005. This increase as a percentage of net revenues is attributable to the decline in net revenue caused by reimbursement changes for the three months ended September 30, 2006 as described above.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we determined that an interim test of impairment was required as of June 30, 2006. We recorded an estimated non-cash goodwill impairment charge of $449.0 million based upon that interim test. We completed the full interim impairment review with the assistance of an independent third-party valuation firm during the three months ended September 30, 2006 and determined that an additional non-cash impairment charge of $80.0 million was necessary to reflect the actual impairment amount as of June 30, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to the Company’s former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures. We also completed our annual impairment review as of September 30, 2006 and determined that no additional impairment was necessary.

Depreciation and amortization for the three months ended September 30, 2006 totaled $3.9 million, a decrease of $0.7 million or 14.4% from the comparable period in 2005. This decrease is mainly the result of a portion of our non-patient service equipment becoming fully depreciated during the three months ended September 30, 2006. Depreciation and amortization as a percentage of net revenue decreased to 3.1% as compared to 3.4% for the comparable period in 2005. This decrease as a percentage of net revenues is attributable to the described decreases in depreciation and amortization expenses, offset by the decline in net revenue for the three months ended September 30, 2006 as described above.

Net interest expense for the three months ended September 30, 2006 totaled $9.5 million, an increase of $1.5 million or 19.4% from the comparable period in 2005. The increase is primarily attributable to increased borrowing under our former senior credit facility and a 200 basis point increase in the LIBOR rate.

We did not record any expense or benefit for federal and state income taxes for the three months ended September 30, 2006. We have recorded a full valuation allowance on our net deferred tax assets, as it appears more likely than not that such assets will not be realized through offset of future taxable income. Likewise, current period losses are not expected to provide realizable future tax benefit and therefore we did not record any such tax benefit for the three months ended September 30, 2006. Federal and state income tax expense for the three months ended September 30, 2005 was $2.2 million.

Net loss for the three months ended September 30, 2006 was $83.9 million compared to net earnings of $3.1 million for the three months ended September 30, 2005. As outlined above, we have been significantly impacted by Medicare reimbursement changes, which decreased our net revenue by $15.1 million for the three months ended September 30, 2006. The internal growth described above has not been sufficient to offset these reimbursement reductions. In addition, we recorded a non-cash goodwill impairment charge of $80.0 million, as described above.

For the three months ended September 30, 2006, earnings from continuing operations before interest, income taxes, and depreciation and amortization, goodwill impairment and loss on extinguishment of debt (EBITDA) was $22.0 million as compared to $29.8 million for the three months ended September 30, 2005. Set forth below is a comparable reconciliation of our net earnings (loss) to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Three months ended September 30,
	2005	2006
Net earnings (loss)	$3,103	$(83,895)
Income tax expense	2,162	—
Interest expense, net	7,994	9,544
Depreciation and amortization	16,567	15,150
Goodwill impairment	—	80,000
Loss on extinguishment of debt	—	1,212

EBITDA	$29,826	$22,011

EBITDA is a measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP). We view EBITDA as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. We also use EBITDA, and we believe that others in our industry use EBITDA, to evaluate and price potential acquisition candidates. We further believe that EBITDA is frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present EBITDA when reporting their results. EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows generated by operating, investing or financing activities as a measure of our liquidity. Internally, management uses EBITDA as an indicator of financial performance as well as for operational planning and for decision making purposes. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP. For example, EBITDA does not reflect:

•	our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital needs;

•	our significant interest expense, or the cash requirements necessary to service interest and principal payments on our debts; and

•	any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and by using EBITDA only supplementally.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006

Total net revenues for the nine months ended September 30, 2006 were $371.5 million as compared to $393.3 million for the comparable period in 2005. The net decrease for the nine months ended September 30, 2006 was primarily attributable to (i) reduced Medicare reimbursement rates for compounded budesonide which reduced net revenues by approximately $24.0 million, (ii) reimbursement cuts related to non-oxygen HME items subject to the FEHBP provisions and the dispensing fee for inhalation drugs which reduced net revenues by $19.5 million and (iii) $17.5 million in additional provisions for accounts receivable contractual allowances recorded as a result of a deterioration in the aging of accounts receivable as described below. These decreases were partially offset by $12.9 million in net revenue for the nine months ended September 30, 2006 from locations acquired after September 30, 2005, and $26.3 million in net revenue for the nine months ended September 30, 2006 from a 6.0% increase in oxygen and drug patient counts (excluding acquisitions) and a 9.7% increase in other DME respiratory product counts (excluding acquisitions).

The $17.5 million in additional provision for accounts receivable contractual allowances which have been recorded as a reduction to net revenue for the nine months ended September 30, 2006, is attributable to a shift in the composition of the Company’s accounts receivables, whereby a higher percentage of receivables are remaining outstanding for longer periods. This increase in the aging of accounts receivable is due to numerous factors, including increased transaction volumes from acquisitions and patient growth, general slowdowns in payment processing by Medicare and other third-party payors, delays caused by Medicare beneficiaries switching to HMOs, the exiting of certain third-party payor contracts, and billing disruptions related to the transition to electronic billing for certain third-party payors. The increased provision for accounts receivable contractual allowances was calculated primarily using a historical collections model. Shifts in the aging of accounts receivable, when compared to historical aging levels, resulted in the need for additional accounts receivable allowances, reflecting an inherent reduction in collectibility as accounts receivable age. The Company continues to pursue collection of accounts receivable in the normal course of business and this increased allowance does not reflect a write-off of specific accounts receivable. The Company has reorganized its billing center operations and increased staffing to address those factors above that are under the Company’s control. The Company has also appointed a Vice President of Billing and Collections to implement these initiatives. While these initiatives are designed to improve the collection process, there can be no assurance that such initiatives will result in improved collections.

Cost of net revenues for the nine months ended September 30, 2006 totaled $125.4 million, an increase of $1.4 million or 1.1% from the comparable period in 2005. The net increase was primarily attributable to a $3.6 million increase in product and supply cost resulting from a 14.2% increase in overall patient/product count. Operating costs increased $0.9 million as the result of a 4.5% increase in respiratory therapists employed. The foregoing increases were offset by a $3.1 million decrease in patient service equipment depreciation due to a portion of our oxygen rental equipment becoming fully depreciated during the nine months ended September 30, 2006. Cost of net revenues as a percentage of net revenue was 33.7% for the nine months ended September 30, 2006 as compared to 31.5% for the comparable period in 2005.

The provision for doubtful accounts for the nine months ended September 30, 2006 totaled $10.9 million, a decrease of $2.1 million from the comparable period in 2005. This decrease was mainly attributable to a shift in the overall allowance accrual rate, reducing the monthly provision for bad debt expense and increasing the monthly allowance for contractual adjustments recorded as a reduction of net revenues. The shift in the accrual rate is based on historical adjustment experience. The provision for doubtful accounts as a percentage of net revenue decreased to 2.9% for the nine months ended September 30, 2006 from 3.3% for the comparable period in 2005.

Selling, general and administrative expenses for the nine months ended September 30, 2006 totaled $225.7 million, an increase of $8.3 million or 3.8% from the comparable period in 2005. The increase primarily resulted from: (i) $3.2 million of costs related to discussions regarding a potential strategic transaction which have terminated and were therefore expensed; (ii) a $2.8 million increase in automobile expenses; and (iii) a $2.2 million increase in salaries related to locations acquired after September 30, 2005. Selling, general and administrative expenses as a percentage of net revenues increased to 60.8% for the nine months ended September 30, 2006 from 55.4% for the nine months ended September 30, 2005. This increase as a percentage of net revenues is attributable to the decline in net revenue for the nine months ended September 30, 2006 and the increases in selling, general and administrative expenses described above.

Depreciation and amortization for the nine months ended September 30, 2006 totaled $13.0 million, a decrease of $0.6 million from the comparable period in 2005.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million for the nine months ended September 30, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to the Company’s former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures.

Net interest expense for the nine months ended September 30, 2006 totaled $26.7 million, an increase of $2.9 million or 12.2% from the comparable period in 2005. The increase is primarily attributable to increased borrowing under our former senior credit facility and a 200 basis point increase in the LIBOR rate.

Federal and state income taxes for the nine months ended September 30, 2006 increased to a $42.3 million benefit from a $0.9 million expense for the comparable period in 2005. The increase in federal and state income tax benefit was primarily attributable to the $529.0 million non-cash goodwill impairment charge net of the establishment of a full valuation allowance on our deferred tax assets.

Net loss for the nine months ended September 30, 2006 was $517.6 million compared to net income of $0.8 million for the nine months ended September 30, 2005. As outlined above, the Company recorded a $529.0 million non-cash goodwill impairment charge and $17.5 million in additional provisions for accounts receivable contractual allowances for the nine months ended September 30, 2006. These charges, offset by the $42.3 million resulting tax benefit for the nine months ended September 30, 2006, were the primary cause for the decline in net earnings as compared to the same period in the previous year.

For the nine months ended September 30, 2006, earnings from continuing operations before interest, income taxes, depreciation and amortization, goodwill impairment and loss on extinguishment of debt (EBITDA) was $43.6 million as compared to $76.1 million for the nine months ended September 30, 2005. Set forth below is a comparable reconciliation of our net earnings to EBITDA:

Comparable Reconciliation of Net Earnings (Loss) to EBITDA

	Nine months ended September 30
	2005	2006
Net earnings (loss)	$1,226	$(517,551)
Income tax expense (benefit)	860	(42,290)
Interest expense, net	23,782	26,687
Depreciation and amortization	50,255	46,571
Goodwill impairment	—	529,000
Loss on extinguishment of debt	—	1,212

EBITDA	$76,123	$43,629

EBITDA is a measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP). We view EBITDA as a commonly used analytic indicator within the health care industry, which management believes serves as a measure of leverage capacity and debt service ability. We also use EBITDA, and we believe that others in our industry use EBITDA, to evaluate and price potential acquisition candidates. We further believe that EBITDA is frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present EBITDA when reporting their results. EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows generated by operating, investing or financing activities as a measure of our liquidity. Internally, management uses EBITDA as an indicator of financial performance as well as for operational planning and for decision making purposes. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP. For example, EBITDA does not reflect:

•	our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital needs;

•	our significant interest expense, or the cash requirements necessary to service interest and principal payments on our debts; and

•	any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and by using EBITDA only supplementally.

Inflation and Seasonality

Management believes that there has been no material effect on our operations or financial condition as a result of inflation during the past three fiscal years. However, we are impacted by rising costs for certain inflation-sensitive operating expenses, such as labor and employee benefits, facility and equipment leases, and vehicle fuel. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation. Management also believes that the seasonal impact on our business is not material.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.8 million and $4.0 million for the three months and nine months ended September 30, 2006, respectively, as compared to $25.6 million and $54.0 million for the same periods in 2005. Cash flows, cash on hand and the ability to draw on our former and current senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended September 30, 2006.

Accounts receivable before allowance for contractual adjustments and doubtful accounts increased to $150.4 million at September 30, 2006 from $118.6 million at December 31, 2005. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable total 45.3% and 36.4% as of September 30, 2006 and December 31, 2005, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 58 days at September 30, 2006, compared to 49 days at December 31, 2005, and 61 days at June 30, 2006. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of December 31, 2005 and September 30, 2006:

December 31, 2005

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Total
Aged 0-90 days	45%	21%	66%
Aged 91-180 days	9%	7%	16%
Aged 181 – 360 days	8%	6%	14%
Aged over 360 days	1%	3%	4%

Total	63%	37%	100%

September 30, 2006

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Total
Aged 0-90 days	41%	18%	59%
Aged 91-180 days	8%	8%	16%
Aged 181 – 360 days	9%	9%	18%
Aged over 360 days	4%	3%	7%

Total	62%	38%	100%

As a result of the increase in days sales outstanding and the associated aging of the receivables, the Company recorded an additional provision for accounts receivables contractual allowances totaling approximately $17.5 million during the quarter ended June 30, 2006. This amount decreased net revenue and net accounts receivable for the nine months ended September 30, 2006. The Company calculates its accounts receivable allowances based upon current and historical cash collection, aging of accounts receivables and actual adjustment experience.

In addition, CMS issued Change Request 5047 and a Medicare Learning Network Matters update describing a brief delay in Medicare payments which occurred during the last 9 days of the 2006 Federal fiscal year (September 22 - September 30, 2006). More specifically, CMS placed a one-time hold on payments for all claims (initial claims, adjustment claims, and Medicare Secondary Payer claims) under Medicare Parts A and B from all providers and all physicians who bill Medicare contractors, including fiscal intermediaries and carriers. Information is not available to determine the exact impact of this payment hold; however, the Company has estimated the impact to be between $4.1 million and $7.7 million, which resulted in a corresponding increase in accounts receivable and decrease in cash at September 30, 2006. The Company received payment for claims impacted by the payment hold during the first two weeks of October 2006.

Included in accounts receivable are earned but unbilled receivables of $27.2 million at September 30, 2006 and $28.1 million at December 31, 2005. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Net cash used in investing activities was $13.4 million and $48.6 million for the three months and nine months ended September 30, 2006, respectively, as compared to $21.8 million and $81.0 million for the same periods in 2005. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $13.4 million and $46.8 million for the three months and nine months ended September 30, 2006, respectively, as compared to $18.0 million and $60.0 million for the same periods in 2005. The decrease in 2006 is primarily attributed to increased utilization rates of rental equipment. There were no businesses acquired during the three months ended September 30, 2006. Cash outlays for businesses acquired totaled $1.8 million for the nine months ended September 30, 2006.

Cash flows provided by financing activities primarily relate to borrowings under our former and current senior secured credit facilities. As of September 30, 2006, we had the following debt facilities and outstanding debt:

•	Two-year $25 million senior secured revolving line of credit for general corporate purposes including working capital, capital expenditures and permitted acquisitions. As of September 30, 2006, we did not have any amounts outstanding under this revolving credit facility, however, we had $14.7 million committed under stand by letters of credit.

•	Two-year $95 million senior secured term loan, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility and for other general corporate purposes. The term loan is repayable, quarterly, in an aggregate annual amount equal to 1% of the principal amount commencing on December 31, 2006, with the remaining balance due in September 2008. Advances outstanding on the term loan bear interest at the rate of LIBOR plus 3.50%. As of December 31, 2005, we had a balance of $42.2 million outstanding under our former term loan. Accrued interest on borrowings under our former term loan was $7.2 million at December 31, 2005. During the nine months ended September 30, 2006, we made regularly scheduled amortization payments of $0.2 million on our former term loan. As of September 30, 2006, we had a balance of $95.0 million outstanding under our current term loan. Accrued interest on borrowings under our current term loan was $0.8 million at September 30, 2006. At September 30, 2006, our current term loan interest rate was 8.87%. Interest paid during the year ended December 31, 2005 and the nine months ended September 30, 2006 was $2.7 million and $2.4 million, respectively.

•	$300 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2005 and September 30, 2006, we had a balance of $287 million outstanding. Interest paid during the year ended December 31, 2005 and the nine months ended September 30, 2006 was $27.3 million and $27.3 million, respectively. The interest payment due October 2, 2006 on our senior subordinated notes in the amount of $13.6 million was paid on September 29, 2006.

On September 15, 2006, we entered into a credit agreement with Highland Financial Corp., as lead arranger and sole bookrunner, Nexbank, SSB, as collateral agent and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the credit agreement. The new credit facility has a maximum credit amount of $120 million that consists of a $25 million revolving line of credit and a $95 million term loan (the commitment to fund the last $5 million of the revolving line of credit is subject to certain conditions). A portion of the revolving line of credit, not in excess of $15 million is available for the issuance of letters of credit.

Borrowings under the senior secured revolving line of credit and term loan are secured by substantially all of our assets and the agreements with respect to such revolving credit facility and term loan impose numerous restrictions, including, but not limited to, covenants with respect to certain specified EBITDA thresholds and a specified consolidated total leverage ratio requirement, limitations on additional borrowing, capital expenditures, acquisitions and investments.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, continued funding of our revolving line of credit and ultimately to achieve successful operations. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2006. We have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

Based on current conditions, we believe that the cash generated from our operations and the access to funds available under our credit facility will be sufficient to meet our working capital, capital expenditure and other cash needs through 2007. If additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we may not be able to generate sufficient operating cash flow or obtain the additional financing necessary to satisfy our cash requirements.

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

The Company’s rental arrangements generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rentals which limit the rental payment period in some instances). Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. The Company has no lease with the patient or third-party payor. During the rental period we are responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment.

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

•	Services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by the Company. Final payment under governmental programs, and most third-party contracts, is subject to administrative review and audit. Furthermore, the complexity of governmental and third-party billing reimbursement arrangements, including patient qualification and medical necessity requirements, may result in adjustments to amounts originally recorded. Such adjustments may be recorded as the result of the denial of claims billed to governmental or third-party payors, or as the result of the Company’s review procedures prior to submission of the claim to the governmental or third-party payor. Actual adjustments that result from services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by the Company are recorded against the allowance for contractual adjustments.

The provision for contractual adjustments reduces amounts recorded through the Company’s billing system to estimated net realizable amounts. The Company records the provision for contractual adjustments based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for contractual adjustments are supported by various methods including current and historical cash collections, as well as actual contractual adjustment experience. This percentage, which is adjusted at least on an annual basis, has proven to be the best indicator of expected realizable amounts.

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

The Company records a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting. These amounts are not amortized, but instead tested for impairment in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, the Company would record an impairment charge for the difference. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. The Company’s branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. The impairment evaluation for goodwill and other intangible assets is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired.

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

Capitalized Software

Included in property, equipment and improvements are costs related to internally-developed and purchased software that are capitalized and amortized over periods from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount. Management does not believe any impairment of our capitalized software existed at September 30, 2006.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether the Company will be able to successfully implement a process to switch patients to commercially available drug products and whether a significant number of patients will ultimately switch; the impact of switching patients to commercially available drug products on the Company’s revenue and profit; whether the Company will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether the Company will be subject to additional regulatory restrictions or penalties; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs established by the Company; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q filed during 2006 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

In September 2006, we entered into (i) a two-year $25.0 million senior secured revolving credit facility and (ii) a two-year $95.0 million senior secured term loan. Our earnings may be affected by changes in interest rates relating to these debt facilities. Variable interest rates may rise, which could increase the amount of interest expense. In September 2006, we borrowed the entire amount of the $95.0 million term loan, the proceeds of which were primarily used to repay the outstanding balance under our former term loan and revolving credit facility. As of September 30, 2006, there was no outstanding balance under our senior secured revolving credit facility, however, standby letters of credit totaling $14.7 million have been issued under this credit facility. As of September 30, 2006, the full amount of the $95.0 million senior secured term loan was outstanding. For the nine months ended September 30, 2006, we incurred $32.1 million of interest expense on our long-term debt. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the debt facilities (of which $95.0 million was outstanding as of September 30, 2006), we would incur approximately $0.95 million, $0.95 million and $0.95 million in additional interest expense for the years ended December 31, 2006, 2007 and 2008, respectively.

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

We have made no changes during the third quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, for 2006, if the ASP exceeds the widely available market price by more than 5%, CMS may substitute the widely available market price for the ASP. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, second quarter 2005 data was used to calculate the ASP payment amounts for the fourth quarter of 2005. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as each of the quarters of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. The payment rate, as posted by CMS, for albuterol sulfate was reduced from $0.39 per milligram in 2004 to $0.060 for the first quarter of 2006, increasing slightly in the second quarter of 2006 to $0.073, increasing again in the third quarter of 2006 to $0.082, and decreasing in the fourth quarter of 2006 to $0.061. The payment rate, as posted by CMS, for ipratropium bromide was reduced from $2.82 per milligram in 2004 to $0.227 for the first quarter of 2006, decreasing slightly in the second quarter of 2006 to $0.216, decreasing again in the third quarter of 2006 to $0.208, and increasing slightly in the fourth quarter of 2006 to $0.211.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. New Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the nine months ended September 30, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $24.0 million. We previously established a specific contractual allowance to cover 100% of the reduction in revenues related to the decreased reimbursement for budesonide. In light of the reduced reimbursement rates for compounded budesonide and to resolve certain issues associated with a warning letter received from the Food and Drug Administration (FDA) which is discussed in more detail below, we are not accepting new prescriptions for certain compounded products (including compounded formulations of budesonide) and, where clinically appropriate, have instituted a process to transition patients currently on these compounded products to commercially available alternative products. Until we complete this transitioning process, if Medicare continues to pay for compounded budesonide furnished to Medicare beneficiaries at the current rates, this payment reduction will continue to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, for 2005, CMS established a $57 dispensing fee for inhalation drugs shipped to a beneficiary for a 30-day period or $80 for a 90-day period. On November 2, 2005, CMS issued the 2006 physician fee schedule final rule, in which the agency reduced the dispensing fee for inhalation drugs furnished to beneficiaries to $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for inhalation drugs dispensed for each subsequent 30-day period. For a 90-day supply of inhalation drugs, the dispensing fee is $66. We believe that the reductions in the 2006 Medicare dispensing fees will result in a reduction in our 2006 projected revenue of approximately $10.0 million. For the nine months ended September 30, 2006, the reduction in Medicare dispensing fees resulted in a reduction in revenue of approximately $7.6 million. We cannot predict the impact that any future rulemaking by CMS might have on our business. If the dispensing fees are reduced or eliminated in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. CMS has indicated that the dispensing fee for 2007 will continue to be paid at the 2006 rate.

Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% of our recorded revenues for the year ended December 31, 2005. For the quarter ended September 30, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 14.3% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for budesonide. The 2005 dispensing fees offset to some extent the reductions in payment rates for inhalation drugs established under the ASP methodology. While we were able, based upon the dispensing fees, to continue to offer inhalation drugs to Medicare patients in 2005 and during the first nine months of 2006, the reductions in dispensing fees for 2006 which CMS has indicated will remain unchanged in 2007, along with the pricing changes resulting from the ASP payment rates are resulting in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future.

The FDA has asserted that our pharmacy compounding practices with respect to certain products constitute drug manufacturing which could require us to discontinue compounding activities for these and other products, and we could be subject to enforcement action, including temporary or permanent suspension of part or all of our compounding operations or seizure of part or all of our compounded formulations.

Our Pulmo-Dose pharmacy in Murray, Kentucky dispenses compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by the Food and Drug Administration (FDA), is considered to be within the practice of pharmacy and is regulated primarily under state law. However, some of the activities that we consider to be compounding may be viewed by the FDA as the manufacture of a new drug product, which would subject such activities to rigorous regulation by the FDA under the Federal Food Drug and Cosmetic Act (FFDCA). The line between the activities that constitute drug compounding and the activities that constitute drug manufacturing is not clear, and the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy board do. In recent years, FDA has increased its scrutiny of pharmacy compounding activities, and has issued several warning letters citing pharmacies for violations of the FFDCA based, in part, on volumes and types of compounded pharmaceutical products. On August 1, 2005, FDA initiated an inspection of our Pulmo-Dose pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and noted three inspectional observations. The Company promptly submitted a response to the FDA and continued to engage in ongoing communications with the FDA regarding the inspection and FDA’s continuing review of our pharmacy’s activities.

On August 10, 2006, we received a warning letter from the FDA relating to our Pulmo-Dose pharmacy. The warning letter states that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeds the scope of the practice of pharmacy and that Pulmo-Dose is operating as a pharmaceutical manufacturer and not a pharmacy engaged in extemporaneous compounding.

While we disagree with the FDA’s assertions, in response to the FDA’s warning letter, we have commenced, in partnership with our patient’s physicians, a process to switch patients currently taking these compounded products to drug products that are commercially available, where clinically appropriate. In addition, we are not accepting any new prescriptions for these compounded products. We estimate that the process of switching approximately 13,000 patients to commercially available drug products will take several months to complete. However, there can be no assurance that we will successfully implement a process to switch patients to commercially available drug products or that a significant number of patients will ultimately switch. If we are unable to successfully implement a process to switch patients to commercially available drugs or a significant number of patients do not ultimately switch, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

As discussed above, the FDA’s warning letter indicates that the FDA has disagreed with our position that we are not a drug manufacturer and has alleged that our compounding operations relating to the abovementioned products are not in compliance with all applicable regulatory requirements. Based on the warning letter, the FDA could require us to discontinue compounding activities for these and other products, and we could be subject to enforcement action, including temporary or permanent suspension of part or all of our compounding operations or seizure of part or all of our compounded formulations.

We submitted a formal response to the warning letter and remain committed to working with the FDA to resolve this matter. However, we are unable to predict whether or when we will be able to reach a satisfactory resolution of this matter.

A significant percentage of our business involves the rental of home medical equipment, including oxygen and oxygen equipment and certain capped rental items, and regulations that went into effect on January 1, 2006 and other regulations scheduled to go into effect on January 1, 2007 could result in significant reductions in Medicare reimbursement for these items.

The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. This new 36-month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended. We anticipate that the 36-month rental cap imposed under the DRA could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which goes into effect January 1, 2007. Under the rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS did not adopt the reimbursement rates published in the proposed rule. CMS revised the payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as follows:

•	Payment for Rental Period. For stationary oxygen equipment, the 2007 payment amount is $198.40, a decrease of $1.44 from the 2006 amount. The portable oxygen add-on amount remains unchanged from 2006, at $31.79. CMS also created a new class for oxygen-generating portable oxygen equipment and a new monthly rental payment amount of $51.63 for this equipment.

•	Payment for Contents After Beneficiary Ownership. Payment is based on the type of equipment owned and whether it is oxygen-generating. Currently, CMS pays a combined average monthly payment amount of $154.90 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount includes payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary owns both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledges certain other payments after ownership transfers, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning 6 months after title has transferred to the beneficiary. We cannot predict the impact that any future rulemaking by CMS might have on our business. If payment amounts for oxygen equipment and contents are reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Lack of accreditation of our operating centers or failure to meet government standards for coverage could result in a decline in our revenues.

Currently, approximately 96.9% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. If future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues. Further, under MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims will be subject to quality standards as a condition of receiving payment from the Medicare program. On August 14, 2006, CMS published its quality standards for HME suppliers. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. The final standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We are currently reviewing and revising our policies and procedures to ensure compliance with the quality standards. In addition, on July 31, 2006, CMS issued final criteria for accrediting organizations to be selected by

CMS to apply the final quality standards. CMS did not, however, identify any specific accrediting organizations. At this time, we cannot provide assurances that JCAHO will be selected as a CMS-approved accreditation organization. In its proposed regulations regarding the implementation of competitive bidding, CMS also proposed additional financial standards to be met by suppliers participating in competitive bidding and addressed possible “grandfathering” for suppliers accredited prior to the effective date of the regulations. We cannot provide assurances that the grandfathering policy will be finalized so that it applies to us. At this time, we cannot predict the full impact that the final quality standards or final accreditation criteria will have on our business.

MMA also authorizes CMS to establish clinical conditions for payment for home medical equipment. These new supplier standards and clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. In addition, because we have Medicare supplier numbers and are subject to any new supplier standards, our failure to meet any new supplier standards could affect our ability to bill and therefore could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.

Our failure to comply with the financial covenants contained in our credit agreement could materially and adversely affect our operating results and financial condition.

Our current credit agreement contains certain financial covenants, including requirements regarding certain specified EBITDA thresholds and a specified consolidated total leverage ratio. We have failed to comply with the financial covenants contained in our former credit agreement in the past. If we are unable to comply the covenants contained in our current credit agreement, we will be in default under our credit agreement and, under certain circumstances, the lenders could elect to terminate their commitments thereunder, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable and institute foreclosure proceedings against those assets that secure the borrowings under our credit agreement. Any such actions could force us into bankruptcy or liquidation. Furthermore, if our lenders caused all amounts outstanding with respect to the credit agreement debt to be due and payable immediately, it would result in a cross default under the indenture governing our 9  1/2% senior subordinated notes. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated, upon an event of default. If the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of September 30, 2006, our total consolidated long-term debt (including current maturities) accounted for approximately 87% of our total capitalization. The degree to which we are leveraged could have important consequences, because:

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

We may write-off additional intangible assets, such as goodwill.

As a result of the implementation of “fresh-start” reporting during 2002, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million for reorganization value in excess of fair value of identifiable assets-goodwill. As of September 30, 2006, the reorganization value in excess of fair value of identifiable assets-goodwill was approximately $163.2 million as a result of $529.0 million in impairment charges, as described below. Other goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of September 30, 2006, this goodwill was approximately $43.9 million. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the recent reductions for compounded budesonide and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million for the nine months ended September 30, 2006. In the event that there are further declines in our profitability and market capitalization, we may be required to record additional impairment charges, which could have a material adverse effect on our results of operations.

A significant number of our outstanding shares of common stock are concentrated in a small number of stockholders which, acting together, could exercise significant influence over certain aspects of our business.

As of September 30, 2006, our 8 largest stockholders held in the aggregate approximately 84% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Amendment to Common Stock Option Plan. Effective as of November 6, 2006, upon the recommendation of the compensation committee, the board of directors approved and adopted an amendment to the Rotech Healthcare Inc. Common Stock Option Plan (the “Plan”) in order to revise certain provisions under the Plan regarding vesting to provide that the board will be entitled to determine the vesting schedule with respect to any option granted pursuant to the Plan and set forth in any option agreement with respect thereto. The foregoing summary is qualified in its entirety by reference to the full text of the amendment to the Plan, a copy of which is filed herewith as Exhibit 10.1.

Grant of Stock Options to Chief Financial Officer. On November 6, 2006, the compensation committee and the board of directors approved the grant of 100,000 options to Steven P. Alsene, the Company’s Chief Financial Officer, effective as of November 15, 2006, subject to Mr. Alsene’s continued employment with the Company through the effective date. Each stock option represents the right to purchase one share of the Company’s common stock at any time after vesting and prior to November 15, 2016, at a price equal to the closing sales price per share of the Company’s common stock on November 15, 2006 as quoted on NASDAQ. The stock options will be granted under the Plan and subject to certain exceptions, vest over a period of three years from November 15, 2006 in twelve equal quarterly installments.

Termination Rights Letter Agreement with Chief Financial Officer. On November 8, 2006, we entered into a letter agreement with our Chief Financial Officer, Steven P. Alsene, pursuant to which, under certain circumstances, Mr. Alsene will have the right to receive certain benefits upon termination of his employment with us. Upon termination of employment by Mr. Alsene for “good reason” or by us without “cause” (each as defined in the letter agreement), we will (a) pay Mr. Alsene, any base salary or bonus earned but not yet paid as of the date of the termination and reimburse him for all reimbursable expenses; (b) pay him in a lump sum no later than twenty (20) days after the termination of his employment, an amount equal to the sum of (i) one hundred percent (100%) of his annual base salary (measured as of the time of the termination of his employment and without mitigation due to any remuneration or other compensation earned by him following such termination of employment), and (ii) one hundred percent (100%) of his annual target performance bonus for the year in which such termination of employment occurs; and (c) continue his medical coverage under our group health plan for a period of twelve (12) months from the date of his termination. Mr. Alsene’s entitlement to the severance pay and other termination benefits are conditioned upon his providing a general release in favor of us of all claims relating to his employment.

Throughout Mr. Alsene’s employment with us and thereafter, he has agreed (subject to certain limited exceptions) to keep confidential all of our non-public information, matters and materials. Mr. Alsene has also agreed, for a period of one (1) year following the termination of his employment, not to compete with us, solicit any of our employees or knowingly do anything that would be adverse in any material way to our interests. This letter agreement supersedes, in its entirety, the letter agreement between Mr. Alsene and the Company dated as of August 17, 2006 and all prior agreements and arrangements between Mr. Alsene and the Company relating to his right to receive payments upon termination of employment.

The foregoing summary is qualified in its entirety by reference to the full text of the letter agreement, a copy of which is filed herewith as Exhibit 10.2.

ITEM 6—Exhibits

(a) Exhibits:

10.1	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.2	Letter Agreement with Steven P. Alsene, Chief Financial Officer, dated November 8, 2006.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: November 9, 2006	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: November 9, 2006	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.2	Letter Agreement with Steven P. Alsene, Chief Financial Officer, dated November 8, 2006.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.