Form 10-K
period 2006-12-31
ROTECH HEALTHCARE INC
filed 2007-03-16
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

Commission File Number 000-50940

ROTECH HEALTHCARE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	030408870
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2600 Technology Drive, Suite 300, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

(407) 822-4600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant was $65,189,240 based on the closing sale price of $3.76 on such date as reported on the NASDAQ Global Market.

As of March 5, 2007, the registrant had 25,481,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements, and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be able to successfully complete the process of switching patients to commercially available drug products; the impact of switching patients to commercially available drug products on our revenue and profit; whether we will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether we will be subject to additional regulatory restrictions or penalties; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; our ability to meet our working capital, capital expenditures and other liquidity needs; our access to funds under our senior secured credit facility; our ability to make the upcoming interest payments on our senior subordinated notes; our ability to maintain compliance with the covenants contained in our credit agreement; compliance with various settlement agreements and corporate compliance programs established by us; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this report and under the heading “Certain Significant Risks and Uncertainties” in Note 16 of the Consolidated Financial Statements included herein and other factors described in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Rotech Healthcare Inc. was established upon the transfer to us of substantially all of the assets of our predecessor, Rotech Medical Corporation, when it emerged from bankruptcy on March 26, 2002. As used herein, unless otherwise specified or the context otherwise requires, references to the “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.8% and 88.5% of net revenues for the years ended December 31, 2005 and 2006, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.2% and 11.5% of net revenues for the years ended December 31, 2005 and 2006, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the year ended December 31, 2006, we generated net revenues of $498.8 million and incurred a net loss of $534.1 million (including the impact of a $529.0 million non-cash goodwill impairment charge). For the same period, net cash provided by operating activities was $15.5 million, net cash used in investing activities was $61.7 million and net cash provided by financing activities was $42.2 million.

Our Service Lines

Respiratory Therapy

We provide a range of respiratory therapy equipment, including oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment, and sleep disorder breathing therapy systems, for rental or sale. Patients in need of respiratory equipment and services suffer from breathing disorders, such as COPD, obstructive sleep apnea and other cardiopulmonary disorders. Individuals diagnosed with COPD or similar diseases are often elderly, and generally will require treatment for the rest of their lives. The majority of our respiratory therapy equipment is rented and reimbursed on a monthly basis. We also generate revenue from the sale of inhalation medications, including albuterol and ipratropium. We provide driver technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians. We currently employ approximately 513 full time respiratory therapists. Respiratory therapy equipment rental and related services represented 88.5% of our net revenues for the year ended December 31, 2006.

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

Other home respiratory care equipment includes non-invasive positive pressure ventilators (“NPPV”), nebulizer devices, bi-level positive airway pressure and continuous positive airway pressure (“CPAP”) devices. NPPVs provide mechanical breathing assistance to individuals who suffer from certain other respiratory conditions. Nebulizer devices aerosolize our nebulizer medications and allow the medications to be inhaled directly into the patient’s lungs. CPAP devices deliver pressure into a patient’s airway through a specially designed nasal mask or pillow to prevent airway collapse during sleep.

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

Our Operations

Organization

We have approximately 500 operating centers, which we operate through three geographic divisions. Each of these divisions is managed by a team of division managers who provide management services to our operating centers in four service categories: operations, sales, billing and collection and clinical. These managers provide key support services to our operating centers, including billing, purchasing, equipment maintenance and repair and warehousing. Each operating center delivers equipment and services to patients in their homes and other care sites through the operating center’s delivery fleet and qualified personnel. Operational control, purchasing and sales functions, as well as our billing and collections services, are administered centrally at our principal offices in Orlando, Florida by our Chief Operating Officer, clinical functions are administered by our Chief Clinical Officer who reports to our Chief Operating Officer and financial controls are provided by our Chief Financial Officer who reports to our Chief Executive Officer. We believe that this management structure provides control and consistency among our divisions and operating centers and allows us to implement standard policies and procedures across a large number of geographically remote operating centers.

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

Our billing and collection departments work closely with personnel at operating center locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. We communicate with our operating centers through an intranet-based system that provides our managers with detailed information that allows us to address operating efficiencies. We believe this reporting capability allows our managers to operate their businesses more effectively and allocate their resources more appropriately. We continue to improve our operating efficiencies in order to position ourselves for future growth by utilizing our proprietary information technology platform, as well as third-party software products, to improve our billing, compliance and inventory systems. In addition, we have reorganized our billing center employees into cross-functional teams, increased billing center staffing levels, and reduced our reliance on temporary labor in order to improve operating efficiencies.

Payors

We derive our revenues principally from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix for each of the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	71.0%	66.7%	67.8%
Commercial payors	25.5%	29.9%	28.7%
Private payors	3.5%	3.4%	3.5%

We contract with insurers and managed care entities on a local, regional and national basis. We generally contract with those insurers and managed care entities having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or managed care entities on a national basis; however, we are currently a party to several national service agreements with managed care companies and are pursuing additional managed care relationships on a national level. Pursuant to our contracts with the Veterans Administration (“VA”), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to four or five one-year renewal periods unless terminated or not renewed by the VA. Effective January 31, 2006, CIGNA Healthcare (“CIGNA”) amended its contract with Gentiva Health Services (“Gentiva”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA. Through our contract with Gentiva, we were a primary provider of such respiratory therapy and DME services to CIGNA patients and as a result of this contract amendment, we experienced a reduction of approximately $19.3 million in net revenues for the year ended December 31, 2006.

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

Senior Secured Credit Facilities

On September 15, 2006, we entered into a credit agreement with Highland Financial Corp., as lead arranger and sole bookrunner, Nexbank, SSB, as collateral agent and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the credit agreement. The credit facility has a maximum credit amount of $120.0 million that consists of a $25.0 million revolving line of credit including any outstanding stand-by letters of credit, and a $95.0 million term loan (the commitment to fund the last $5.0 million of the revolving line of credit is subject to the approval of lenders holding a majority of maximum credit amount then outstanding). The credit agreement expires in September 2008 and replaced our previous credit facility. The credit agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events.

The credit agreement contains customary events of default. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) material breach of our representations and warranties, (iv) the occurrence of a change of control (as defined in the credit agreement), and (v) the commencement of any proceeding relating to bankruptcy by us or any guarantor. Under certain circumstances, if an event of default occurs and is continuing, payment of amounts due under the credit agreement may be accelerated and the lending commitments under the credit agreement may be terminated.

During 2006, we made term loan principal payments in the amount of $0.4 million (including $0.2 million regularly scheduled term loan amortization payments under the previous credit facility). At December 31, 2006, the $25.0 million revolving credit facility had not been drawn upon, although standby letters of credit totaling $14.1 million have been issued under this credit facility.

Interest rates and fees

The interest rates per annum applicable to the senior secured credit facilities are Eurodollar -based or, at our option, an alternate base rate, which is the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the “Index Rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” and (ii) the Federal Funds Effective Rate plus 50 basis points per annum plus the applicable margin. The applicable margin is determined in accordance with a pricing grid. The pricing grid is fixed through September 30, 2007, with revolving credit loan margins of 3.00% and 2.00% on Eurodollar and base rate loans, respectively, and term loan margins of 3.50% and 2.50% on Eurodollar and base rate loans, respectively. As of December 31, 2006, the all-in interest rate on our outstanding term loan was 8.85%. Effective October 1, 2007, the applicable margin is subject to quarterly increases dependent upon our consolidated total leverage ratio. Such increases range from 0.00% to 2.00% per quarter on the applicable margin for all amounts outstanding under the credit facility. We are also obligated to pay a commitment fee 0.375% per annum on the unused portion of our revolving credit facility. We will also be charged a letter of credit fee (plus bank issuance charges) at a rate equal to 3.00% per annum times the undrawn amount of all outstanding letters of credit, payable monthly in arrears. In addition, the Administrative Agent is entitled to a fronting fee, for its own account, equal to 0.125% per annum times the undrawn amount of all outstanding letters of credit issued by it.

Covenants

The credit agreement contains customary covenants for financings of this type, including, but not limited to, limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; limitations on changes in lines of business; and restrictions on our ability to incur indebtedness, dispose of property, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including requirements regarding certain specified EBITDA thresholds and a specified consolidated total leverage ratio. At December 31, 2006, we were in compliance with the covenants under the credit agreement.

Security and guarantees

Our obligations under the credit facilities are guaranteed by each of our direct and indirect domestic subsidiaries. All obligations under the credit facilities and the guarantees are secured by a first priority security interest in substantially all of our tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of our direct and indirect subsidiaries.

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

Under the terms of the indenture governing our senior subordinated notes, the notes are subordinated in right of payment to our existing and future senior debt. In the event of a bankruptcy, liquidation, dissolution or similar proceeding, or certain other events, including a payment default on our senior secured credit facilities, we may be prevented from making payments to the holders of our senior subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under the credit agreement governing our senior secured credit facilities that results in the acceleration of our obligations under such agreement will result in a cross default under the indenture, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare all of the notes immediately due and payable.

Our business is dependent on the availability of funds under our senior secured credit facilities and our ability to make payments to our creditors including holders of our senior subordinated notes. If we are unable to access funds under the senior credit facilities or make payments on our senior subordinated notes, we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection. For risks associated with our indebtedness see Item 1A—Risk Factors—Risks related to our liquidity and our financing and capital structures.

Government Regulation

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry is also subject to frequent legislative and regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care payors and patients. State laws also govern, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities and apply to those locations involved in such activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement.

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2006, Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for approximately 67.8% of our revenues.

Medicare Laws and Regulations.

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the fee schedule amounts for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The final rule implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when existing payment amounts are determined to be grossly excessive or deficient. Using its inherent reasonableness authority, the Centers for Medicare and Medicaid Services, or CMS, the agency within the U.S. Department of Health and Human Services responsible for administering the Medicare program, and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment, or HME, and other non-HME services to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or LCA authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Our business has been, and will continue to be, significantly impacted by changes mandated by Medicare legislation. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in reimbursement rates for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements, accreditation requirements and quality standards.

(1) Competitive Bidding for HME. Starting in 2007, Medicare is scheduled to begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology. The program is to begin in 10 high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given MSA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. However, the criteria for how the exemption will be applied have not yet been determined and therefore, the impact of such an exemption on our business is uncertain. On April 24, 2006, CMS issued proposed regulations regarding the implementation of competitive bidding. The proposed regulations include, among other things, proposals regarding how CMS will determine in which MSAs to initiate the program, conditions to be met for awarding contracts, and the “grandfathering” of existing oxygen and other HME agreements with beneficiaries if a supplier is not selected. The proposed regulations also would revise the methodology CMS would use to price new products not included in competitive bidding. The proposed regulations do not provide many of the details needed to assess the impact that competitive bidding and other elements of the rule will have on our business. Until the regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented. At this time, we do not know which of our products will be subject to competitive bidding, nor can we predict the impact that it will have on our business.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA requires that new clinical conditions of coverage for HME products and quality standards for HME suppliers be established and implemented. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. On August 14, 2006, CMS published its quality standards for HME suppliers. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which became effective upon publication, will be applied by independent accreditation organizations. The final standards include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. The proposed-competitive bidding-regulations also indicate that CMS may require suppliers participating in the program to meet additional financial standards. At this time, however, we cannot predict the full impact that the clinical conditions, final quality standards or proposed financial standards will have on our business or the effect such conditions and standards will have on our ability to continue to provide products to Medicare beneficiaries.

On July 31, 2006, CMS issued a final rule, which implements criteria for accrediting organizations to be selected by CMS to apply the final quality standards. In addition, on November 22, 2006, CMS announced that the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, has been selected to be one of the recognized accrediting organizations. Currently, approximately 96.9% of our operating centers are accredited by JCAHO. CMS has not addressed whether suppliers that are already accredited by the selected accreditation organizations, such as JCAHO, will be “grandfathered.” The final rule does not provide us with sufficient information to predict the impact of competitive bidding or the final accreditation criteria on our business.

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

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment that reflect the FEHBP reductions. The new Medicare fee schedule amounts have resulted in a payment reduction of approximately 8.5% and 8.6% for each of the years ended December 31, 2005 and 2006, respectively, for home oxygen equipment provided by us to Medicare beneficiaries. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Subsequent changes to the fee schedule amounts for oxygen equipment, which became effective beginning 2007, are discussed below.

Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 4.1% of our recorded revenues for year ended December 31, 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.7 million and $17.9 million for the years ended December 31, 2005 and 2006, respectively.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the year ended December 31, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 11.5% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide, which is further described below.

Prior to MMA, Medicare paid for inhalation drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs from 95% to 80% of AWP, a reduction of approximately 15 basis points. Average sale price, or ASP, is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price or the average manufacturer price by more than a threshold amount, ASP is substituted with the lesser of the widely available market price or 103% of the average manufacturer price. This threshold amount was 5% in 2006, which is to be continued for 2007. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profitability and results of operations. For example, the payment amounts for albuterol sulfate and ipratropium bromide, two prevalent inhalation drugs, have been significantly reduced under ASP. Albuterol sulfate has been reduced from an average of $0.390 per milligram in 2004 (80% of AWP) to an average of $0.071 per milligram in 2005 (106% of ASP) and to an average of $0.069 per milligram in 2006 (106% of ASP). Ipratropium bromide has been reduced from an average of $2.820 per milligram in 2004 (80% of AWP) to an average of $0.210 per milligram in 2005 (106% of ASP) and to an average of $0.217 per milligram in 2006 (106% of ASP).

The change from 80% of AWP to 106% of ASP reduced our revenues by approximately $39.0 million for the year ended December 31, 2005. This reduction was partially offset by shifts in patient and product mix.

In addition to MMA changes in payment methodology, given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary. The 2005 dispensing fee was $57 for a 30-day period or $80 for a 90-day period. Effective January 1, 2006, the dispensing fee for inhalation drugs furnished to beneficiaries remained at $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and was reduced to $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs was likewise reduced to $66. These reductions in the 2006 Medicare dispensing fees reduced our net revenue by approximately $9.8 million for the year ended December 31, 2006. Although CMS has indicated that the dispensing fee for 2007 will continue to be paid at the 2006 rate, future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. While we were able, based upon the dispensing fees, to continue to offer inhalation drugs to Medicare patients through 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates have resulted in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the year ended December 31, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $30.4 million. In light of the reduced reimbursement rates for compounded budesonide and to resolve certain issues associated with a warning letter received from the Food and Drug Administration (FDA) which is discussed in more detail below, we are not accepting new prescriptions for certain compounded products (including compounded formulations of budesonide) and, where clinically appropriate, have instituted a process to transition patients currently on these compounded products to commercially available alternative products. In addition, we have taken a one-time, non-cash charge of $4.0 million for the three months and year ended December 31, 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. Our compounding activities with respect to other inhalation drugs are not material, as such we do not expect that the new billing codes and payment methodologies with respect to such drugs will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows or results of operations.

In addition to the abovementioned changes for inhalation drugs, in March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposes to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of levalbuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. If implemented, these reductions could be as much as 95% for Xopenex and 74% for DuoNeb based on January 1, 2007 reimbursement rates. The draft LCD also would eliminate coverage for certain other nebulizer drugs due to a lack of sufficient scientific support for their administration with a nebulizer and would establish maximum monthly utilization limits for budesonide. The Medicare contractors have accepted written public comments on the proposed changes and also held public meetings to receive comments on the draft LCD. If adopted as proposed, the draft LCD could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Further as to coverage policies, CMS has initiated a national coverage analysis to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. CMS expects to issue its national coverage memorandum on September 18, 2007. At this time we cannot predict the full impact of the national coverage analysis on our business.

Further, as to changes under the MMA, CMS has commenced transitioning responsibility for the processing and payment of claims for home medical equipment under Medicare Part B to four specialty carriers known as Durable Medical Equipment Medicare Administrative Contractors (DME MACs). The transition to the DME MACs, which are replacing the Durable Medical Equipment Regional Carriers (DMERCs), began on July 1, 2006 and is expected to end on June 1, 2007. As a result of this transitioning process, there have been disruptions and temporary delays in payment of our Part B claims. At this time, we cannot predict the full impact that the transition will have on claims processing and our ability to collect accounts receivable in a timely manner.

Deficit Reduction Act

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

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as follows:

•

Payment for Rental Period. For stationary oxygen equipment, the 2007 payment amount is $198.40, a decrease of $1.44 from the 2006 amount. The portable oxygen add-on amount remains unchanged from 2006, at $31.79. CMS also created a new class for oxygen-generating portable oxygen equipment and a new monthly rental payment amount of $51.63 for this equipment.

•

Payment for Contents After Beneficiary Ownership. Payment is based on the type of equipment owned and whether it is oxygen-generating. Previously, CMS paid a combined average monthly payment amount of $154.90 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount included payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary owns both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledges certain other payments after ownership transfers, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after title has transferred to the beneficiary. While we do not expect the changes in rental periods and payment amounts for capped rental items and oxygen equipment to have a material impact on our business in 2007, at this time, we anticipate that the changes in rental period for capped rental items and oxygen equipment will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations beginning in 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Additionally, President George W. Bush’s proposed 2008 budget includes a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. It is not clear at this time whether this proposal or any other proposal will be included in the final 2008 budget approved by Congress, however, any further reductions to the maximum rental period for home oxygen equipment would likely have a material adverse affect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Food, Drug and Cosmetic Act and FDA Warning Letter and State Investigation.

Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. In the past year, several of our sites have been inspected by regulatory authorities. Where required, we took corrective actions to address the inspectional observations identified during these inspections. For example, during 2006, the Florida State Department of Health (DOH) inspected twelve of our medical gas facilities in Florida. At the conclusion of each inspection, the DOH inspector presented us with an H-Form 1038 identifying inspectional observations at the applicable location. Of the 12 investigations conducted, five had no observational findings requiring written response. For each of the remaining seven investigations, we submitted a written response detailing the corrective actions taken in response to the inspectional observations. In addition, as result of the observations made by DOH during these inspections, we developed Florida-specific policies and procedures intended to ensure that our medical gas facilities in Florida comply with applicable DOH statutes and regulations. We continue to expend significant time, money and other resources in our effort to achieve substantial compliance with the FDA’s cGMP regulations and the state laws applicable to our medical gas operations in the jurisdictions in which we do business. Failure to comply with the FDA and other federal and state regulatory requirements could subject us to possible legal or regulatory action, such as warning letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties.

Some of the pharmacists at our Pulmo-Dose pharmacy in Murray, Kentucky dispense compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by the FDA, is considered to be within the practice of pharmacy and is regulated primarily under state law. Although pharmacy compounding is primarily regulated by state law, the FDA asserts that it has jurisdiction over pharmacy compounding activities that it believes exceeds the scope of the practice of pharmacy. The FDA may consider such compounding activities to constitute the manufacturing of a new drug subject to the requirements of the FFDCA. The FDA may inspect a pharmacy that it believes may not be complying with regulatory requirements or that may be engaged in activities prohibited by the FFDCA. On August 1, 2005, the FDA initiated an inspection of our compounding activities at our Pulmo-Dose pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and, at the conclusion of the audit, the FDA presented us with an FDA Form 483 noting three inspectional observations. We submitted a response to the FDA Form 483 and continued to engage in ongoing communications with the FDA regarding the inspection and the FDA’s continuing review of our pharmacy’s activities. On August 10, 2006, we received a warning letter from the FDA relating to the pharmacy activities at Pulmo-Dose. The warning letter states that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeds the scope of the practice of pharmacy and that Pulmo-Dose is operating as a pharmaceutical manufacturer and not a pharmacy engaged in extemporaneous compounding.

We submitted a formal response to the warning letter on September 8, 2006, explaining that while we disagree with the FDA’s assertions, we have commenced, in collaboration with our patients’ physicians, a process to switch patients currently taking the compounded products identified in the warning letter to drug products that are commercially available, where clinically appropriate. In addition, we are not accepting any new prescriptions for these compounded products. As of March 5, 2007, of the approximately 15,000 patients previously receiving compounded drug products, over 12,500 have been successfully switched to commercially available drug products. We continue to work with our patients’ physicians to switch the remaining patients and expect completion of this process within the next few months. As a result of our decision to switch these patients to commercially available drug products, we have taken a one-time, non-cash charge of $4.0 million for the three months and year ended December 31, 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however, these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006.

On January 8, 2007, the FDA responded to our letter and indicated that, based on its reanalysis of the assertions made in the warning letter, it remains the FDA’s view that Pulmo-Dose is a drug “manufacturer” within the meaning of the FFDCA. The FDA further stated that this conclusion applies to all of the preparations compounded at Pulmo-Dose and not just those identified in the warning letter. We submitted our written response to the FDA’s January 8, 2007 letter on March 5, 2007 and we remain committed to working with the FDA to resolve this matter. However, we are unable to predict whether or when we will be able to reach a satisfactory resolution of this matter. As noted above, our compounding activities with respect to other inhalation drugs are not material.

In February of 2007, a representative from the California Department of Health Services (the “Department”) conducted surveys at two locations; 1175 Chess Drive, Unit B, Foster City, CA and 907 Trancas Street, Napa, CA. Each location is licensed by the Department as a “Home Medical Device Retailer” and as such, must comply with certain statutes under the California Health and Safety Code (the “Code”). The Department’s representative alleged that each location was in violation of certain sections of the Code. In the Napa location, an embargo notice was also issued with respect to the dispensing of legend items. Certain legend items were erroneously dispensed during the embargo resulting in an additional notice of violation for the Napa location. The embargo was lifted by the Department after immediate corrective actions were taken. Both locations are preparing a final corrective action plan for the alleged violations for submission to the Department. In addition, we have provided information relating to equipment maintenance requirements requested by the representative. This investigation remains open, we intend to continue to cooperate with the investigation and we have suspended billings from these locations to government healthcare programs and all other payors pending implementation of certain corrective actions. If the Department so elects, the Code allows it to pursue administrative or civil action, with maximum civil penalties of up to $1,000 per violation. In addition, any violation of an embargo is a misdemeanor under California law. If the matter is referred for criminal prosecution, and there is a criminal conviction, the penalty is imprisonment for not more than one year in the county jail and/or a maximum fine of $1,000 per violation. If we are found to have failed to comply with applicable regulatory requirements, any resulting enforcement action, including related fines, injunctions, and civil or criminal penalties, could limit our ability to operate our Foster City and Napa locations, which could adversely affect our business and results of operations.

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

Claims Audits

DME MACs and Durable Medical Equipment Program Safeguard Contractors are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. Medicaid agencies also conduct similar reviews and audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

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

These provisions of HIPAA create criminal sanctions for situations that were previously handled exclusively through civil repayments of overpayments, off-sets and fines. While we believe we comply in all material respects with these HIPAA requirements, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of HIPAA and its implementing regulations. A violation could subject us to penalties, fines or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenue or profits.

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

Corporate Integrity Agreement

In February 2002, our predecessor, Rotech Medical Corporation, and the Office of Inspector General of the DHHS, or OIG, entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in its bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement. Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs.

The term of the Corporate Integrity Agreement expired in February 2007, however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We are required to submit our final annual report on or before July 11, 2007.

Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews related to our Medicare billing, imposes various training requirements and mandates that we have certain procedures in place with respect to our acquisition process, including the requirement to have an Acquisition Committee which approves all acquisitions before they are consummated. We believe we are in compliance with these requirements in all material respects.

In addition, the Corporate Integrity Agreement restricts us from hiring any person or contractor who is ineligible to participate in federal health care programs, federal procurement or federal non-procurement programs or has been convicted of a criminal offense related to the provision of health care items or services. We are obligated to conduct ongoing reviews of the qualifications of all of our employees and contractors. If a current employee or contractor is or becomes an ineligible employee as contemplated by the Corporate Integrity Agreement, such individual must be relieved of any responsibility for, and removed from any involvement with, our business operations relating to federal health care programs.

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

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. We believe that our accreditation by JCAHO is indicative of our commitment to providing consistently high quality equipment and services. Currently, approximately 96.9% of our operating centers are accredited by JCAHO. The only entities not accredited are newly acquired entities.

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

Employees

As of March 5, 2007, we have approximately 4,900 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

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

Executive Officers

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	58	President, Chief Executive Officer and Director
Michael R. Dobbs	57	Chief Operating Officer
Steven P. Alsene	37	Chief Financial Officer and Treasurer

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

Steven P. Alsene became Chief Financial Officer and Treasurer of our company in September 2006. Prior to his formal appointment as Chief Financial Officer and Treasurer, Mr. Alsene served in such capacity on an interim basis since June 2006. Mr. Alsene joined our company in June 2003 as the Vice President of Internal Audit and has also served as our Vice President of Finance. From June 1999 to June 2003, Mr. Alsene was the Head of Corporate Audit Services of Harcourt Education, a division of Reed Elsevier PLC. From 1992 to 1999, Mr. Alsene served in various audit department capacities including audit manager with PricewaterhouseCoopers LLP. Mr. Alsene is a certified public accountant in the State of Florida. He received his Bachelor of Science in Accounting from Florida State University and holds a Masters in Accounting from Florida State University.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risk. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks related to our liquidity and our financing and capital structures

Our failure to comply with the financial covenants contained in our credit agreement could materially and adversely affect our operating results and financial condition.

Our current credit agreement contains certain financial covenants, including requirements regarding certain specified EBITDA thresholds and a specified consolidated total leverage ratio. We failed to comply with the financial covenants contained in our former credit agreement and we may be unable to maintain compliance with the EBITDA threshold and consolidated total leverage ratio included in our current credit agreement. If we are unable to comply the covenants contained in our current credit agreement, we will be in default under our credit agreement and, under certain circumstances, the lenders could elect to terminate their commitments thereunder, declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, could elect to exercise control over our cash through their rights under the deposit account and control agreement, and institute foreclosure proceedings against those assets that secure the borrowings under our credit agreement. Any such actions could force us into bankruptcy or liquidation. Furthermore, if our lenders caused all outstanding amounts with respect to the credit agreement debt to be due and payable immediately, we would simultaneously cross default under the indenture governing our 9 1/2% senior subordinated notes. If accelerated, upon an event of default, our assets and cash flow would be insufficient to fully repay borrowings under our outstanding debt instruments. Also, if the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern, which would likely cause a deterioration of our relationships with our customers and suppliers and adversely affect our revenues, profit margins, profitability, operating cash flows, results of operations and financial condition. We may not be able to refinance any of our debt, including any credit facilities and the notes, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of December 31, 2006, our total consolidated long-term debt (including current maturities) accounted for approximately 90% of our total capitalization. The degree to which we are leveraged could have important consequences, because:

•

it could affect our ability to satisfy our obligations under our 9 1/2% senior subordinated notes due 2012, including our ability and our decision to make interest payments thereunder when due and payable;

•

a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and therefore would not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our existing credit agreement limits our ability to acquire businesses and incur indebtedness required to finance such acquisitions;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable in the event of a downturn in our business, our industry, or the economy in general;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we are vulnerable to interest rate fluctuations because a portion of our debt is subject to variable interest rates.

Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our debt, on or before maturity. We may not be able to refinance any of our debt, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

We may not be able to generate sufficient cash to enable us to pay our debt or fund our other liquidity needs.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. If additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we experience any significant changes in non-cash working capital (including accounts receivable), we experience material adverse changes in payment patterns from CMS and its contractors or other third-party payors, we experience another payment hold by CMS similar to that experienced in September 2006, or if we are negatively impacted by other unforeseen factors, we may not have sufficient cash available to meet our working capital, capital expenditure and other cash needs through 2007. In addition, we may need, but be unable to obtain, access to our full credit facility (the commitment to fund the last $5.0 million of the revolving line of credit is subject to the approval of lenders holding a majority of the maximum credit amount then outstanding) in connection with meeting our cash needs. If these or other events take place, we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

We have substantial upcoming interest payments which we may be unable to pay.

We have interest payments of $13.6 million each due on April 2 and October 2, 2007 under the indenture governing our 9 1/2% senior subordinated notes. It is our current intention to make these interest payments when due and our current cash projections indicate that the cash generated from our operations and funds available under our credit facility will be sufficient to make these interest payments. However, there can be no assurance that our current cash projections will be realized and if additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we experience any significant changes in non-cash working capital (including accounts receivable), we experience material adverse changes in payment patterns from CMS and its contractors or other third-party payors, we experience another payment hold by CMS similar to that experienced in September 2006, or we are negatively impacted by other unforeseen factors, we may not have sufficient cash available to make these interest payments. In addition, we may need, but be unable to obtain, access to our full credit facility (the commitment to fund the last $5.0 million of the revolving line of credit is subject to the approval of lenders holding a majority of the maximum credit amount then outstanding) in connection with making such interest payments.

If we fail to make the required interest payments on our senior subordinated notes, we will be in default under the indenture governing our 9 1/2% senior subordinated notes and, under certain circumstances, the indenture trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be immediately due and payable. Furthermore, if the indenture trustee or our noteholders declared all of our 9 1/2% senior subordinated notes to be due and payable immediately, it would result in a cross default under our credit agreement. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated, upon an event of default. If the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern, which would likely cause a deterioration of our relationships with our customers and suppliers and adversely affect our revenues, profit margins, profitability, operating cash flows, results of operations and financial condition. Any such actions could force us into bankruptcy or liquidation.

Failure to maintain current levels of collectibility of our accounts receivable would likely have a significant negative impact on our profitability and cash flow.

Billing and collection for our services is a complex process requiring constant attention and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures.

We are paid for our services by various payors, including patients, insurance companies, Medicare, Medicaid and others, each with distinct billing requirements. We recognize revenue when we provide services to patients. However, our ability to collect these receivables is dependent on our submissions to payors of accurate and complete documentation. In order for us to bill and receive payment for our services, the physician and the patient must provide appropriate billing information. Following up on incorrect or missing information generally slows down the billing process and the collection of accounts receivable. Failure to meet the billing requirements of the different payors could result in a decline of our revenues, profitability and cash flow. We may experience significant delays in obtaining Medicare provider numbers which may result in delayed billings and could have a negative impact on accounts receivable collection and cash flows. Recently, a higher percentage of our accounts receivables have been remaining outstanding for longer periods. This increase in the aging of accounts receivable is due to numerous factors, including, increased transaction volumes from patient growth, general slowdowns in payment processing by Medicare and other third-party payors, delays caused by Medicare beneficiaries switching to HMOs, and billing disruptions related to the transition to electronic billing for certain third-party payors. We have reorganized our billing centers as well as billing functions in order to improve our collection process and also appointed a Vice President of Billing and Collections to implement these initiatives. While these initiatives are designed to improve the collection process, there can be no assurance that such initiatives will result in improved collections.

Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. For example, CMS placed a hold on payments for all claims under Medicare Parts A and B from all providers and all physicians during the last nine days of the 2006 Federal fiscal year (September 22—September 30, 2006). Information is not available to determine the exact impact of this payment hold; however, we have estimated the impact to be between $4.1 million and $7.7 million, which resulted in a corresponding increase in accounts receivable and decrease in cash at September 30, 2006. We received payment for claims impacted by the payment hold during the first two weeks of October 2006. In addition, we also continue to experience unpredictable and volatile payment patterns from CMS, its contractors and other third-party payors. As such, there can be no assurance that we will be able to maintain our current levels of collectibility or that third-party payors will not experience financial difficulties. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

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

As of December 31, 2006, our five largest stockholders held in the aggregate approximately 67% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, any of these large stockholders acting singly could work to frustrate the majority.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A substantial percentage of our revenue is attributable to Medicare. Our business may be significantly impacted by changes in Medicare reimbursement policies and recent legislative changes aimed at reducing health care costs.

A substantial percentage of our revenue is attributable to Medicare and, to a lesser extent, Medicaid. The remainder of our billings is paid by other third-party payors, including private insurers, and by the patients themselves. Medicare, Medicaid and other federally funded programs (primarily Veterans Administration contracts) accounted for approximately 71.0%, 66.7% and 67.8% for each of the years ended December 31, 2004, 2005 and 2006, respectively.

There have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products and services profitably. In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. News headlines continue to highlight the need to control health care spending in the Medicare and Medicaid programs, and this pressure may continue to intensify over time. Legislation continues to impact and reduce Medicare payment levels. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, additional reductions have been imposed. Changes under MMA include a reduction in payments for certain types of home medical equipment, including wheelchairs, nebulizers and oxygen equipment, a freeze in payments for certain home medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and accreditation requirements and quality standards. In addition, as of January 1, 2005, MMA also reduced payments for inhalation drugs delivered through nebulizer equipment to an amount based on 106% of average sales price. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Currently, Medicare payments to us for our HME products are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under MMA, from 2004 through 2008, most payments for HME are frozen at the 2003 level unless the item becomes subject to further reductions based on Federal Employee Health Benefits Program median payment amounts (as described below), or is subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were reduced based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding. The fee schedule amounts for oxygen and oxygen equipment were also reduced based on this calculation.

The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 4.1% of our recorded revenues in 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our 2006 recorded revenues in the amount of approximately $17.9 million. We cannot predict the outcome of any future rulemaking by CMS. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profitability and results of operations.

The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, also has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36 month rental period that began January 1, 2006 for all oxygen equipment. This new 36 month rental period applies for beneficiaries starting to use the equipment as well as for those who have been using it prior to 2006. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA authorizes payments for servicing and maintenance of the products after ownership transfers to the beneficiary if the Secretary of the Department of Health and Human Services determines the servicing and maintenance is reasonable and necessary. Prior to the changes by the DRA to the duration of the capped rental period and the new transfer of ownership requirement, Medicare payment for the capped rental items was made automatically every six months for servicing and maintenance for those products for which a Medicare supplier retained ownership after the capped rental period ended.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment that began on January 1, 2006. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as follows:

•

Payment for Rental Period. For stationary oxygen equipment, the 2007 payment amount is $198.40, a decrease of $1.44 from the 2006 amount. The portable oxygen add-on amount remains unchanged from 2006, at $31.79. CMS also created a new class for oxygen-generating portable oxygen equipment and a new monthly rental payment amount of $51.63 for this equipment.

•

Payment for Contents After Beneficiary Ownership. Payment is based on the type of equipment owned and whether it is oxygen-generating. Previously, CMS paid a combined average monthly payment amount of $154.90 for furnishing oxygen contents for beneficiary-owned stationary and portable systems. This amount included payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary owns both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledges certain other payments after ownership transfers, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after title has transferred to the beneficiary. While we do not expect the changes in rental periods and payment amounts for capped rental items and oxygen equipment to have a material impact on our business in 2007, at this time, we anticipate that the changes in rental period for capped rental items and oxygen equipment will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations beginning in 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Additionally, President George W. Bush’s proposed 2008 budget includes a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. It is not clear at this time whether this proposal or any other proposal will be included in the final 2008 budget approved by Congress, however, any further reductions to the maximum rental period for home oxygen equipment would likely have a material adverse affect on our revenues, profit margins, profitability, operating cash flows and results of operations.

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and laws and policies currently in effect impose significant reductions in Medicare reimbursement for such inhalation drugs.

The MMA revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments for inhalation drugs were reduced for most of our Part B inhalation drugs to 80% of AWP from 95% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, as required by MMA, payment amounts for most drugs are based on the average sales price, or ASP. These reductions in Medicare payment rates for inhalation drugs reduced our net revenues by approximately $39 million in 2005. The reduction in 2005 was partially offset by shifts in patient and product mix.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price or the average manufacturer price by more than a threshold amount, ASP is substituted with the lesser of the widely available market price or 103% of the average manufacturer price. This threshold amount was 5% in 2006, which is to be continued for 2007. ASP payment rates are calculated using the most recent manufacturer data available. Manufacturer ASP data submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Quarterly updates are to be implemented to reflect these quarterly submissions by manufacturers. For example, fourth quarter 2005 data was used to calculate the ASP payment amounts for the second quarter of 2006. ASP payment amounts for our products may fluctuate from quarter to quarter. For each of the quarters of 2005, as well as each of the quarters of 2006, the ASP payment amounts for many drugs, including two prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, are significantly less than the payment amounts for these drugs in 2004. Albuterol sulfate has been reduced from an average of $0.390 per milligram in 2004 (80% of AWP) to an average of $0.071 per milligram in 2005 (106% of ASP) and to an average of $0.069 per milligram in 2006 (106% of ASP). Ipratropium bromide has been reduced from an average of $2.820 per milligram in 2004 (80% of AWP) to an average of $0.210 per milligram in 2005 (106% of ASP) and to an average of $0.217 per milligram in 2006 (106% of ASP).

In addition to MMA changes in payment methodology, given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary. The 2005 dispensing fee was $57 for a 30-day period or $80 for a 90-day period. Effective January 1, 2006, the dispensing fee for inhalation drugs furnished to beneficiaries remained at $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and was reduced to $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs was likewise reduced to $66. These reductions in the 2006 Medicare dispensing fees reduced our net revenue by approximately $9.8 million for the year ended December 31, 2006. Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.2% and 11.5% of our recorded revenues for the years ended December 31, 2005 and 2006, respectively. The reduction experienced in 2006 was caused primarily by the decreased reimbursement rate for budesonide. The dispensing fees offset, to some extent, the reductions in payment rates for inhalation drugs established under the ASP methodology. Although CMS has indicated that the dispensing fee for 2007 will continue to be paid at the 2006 rate, future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. While we were able, based upon the dispensing fees, to continue to offer inhalation drugs to Medicare patients through 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates have resulted in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the year ended December 31, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $30.4 million. In light of the reduced reimbursement rates for compounded budesonide and to resolve certain issues associated with a warning letter received from the Food and Drug Administration (FDA) which is discussed in more detail below, we are not accepting new prescriptions for certain compounded products (including compounded formulations of budesonide) and, where clinically appropriate, have instituted a process to transition patients currently on these compounded products to commercially available alternative products. As a result of our decision to switch these patients to commercially available drug products, we have taken a one-time, non-cash charge of $4.0 million for the three months and year ended December 31, 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. Our compounding activities with respect to other inhalation drugs are not material, as such we do not expect that the new billing codes and payment methodologies with respect to such drugs will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows or results of operations.

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

Regulatory and other policy changes subject the Medicare reimbursement rates for our equipment and services to potential discretionary adjustment by the Centers for Medicare and Medicaid Services.

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. The agency’s final rule essentially left in place the criteria already articulated in an earlier interim final rule. The final rule allows the agency and its contractors to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative, or LCA, determinations may be applied to particular products and services through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposes to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of levalbuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. If implemented, these reductions could be as much as 95% for Xopenex and 74% for DuoNeb based on January 1, 2007 reimbursement rates. The draft LCD also would eliminate coverage for certain other nebulizer drugs due to a lack of sufficient scientific support for their administration with a nebulizer and would establish maximum monthly utilization limits for budesonide. The Medicare contractors have accepted written public comments on the proposed changes and also held public meetings to receive comments on the draft LCD. If adopted as proposed, the draft LCD could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Further, as to coverage policies, CMS has initiated a national coverage analysis to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. CMS expects to issue its national coverage memorandum on September 18, 2007. At this time we cannot predict the full impact of the national coverage analysis on our business.

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

Risks related to our compliance with federal and state regulatory agencies, as well as accreditation standards

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

Our Pulmo-Dose pharmacy in Murray, Kentucky dispenses compounded preparations of drug products that are not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by the Food and Drug Administration (FDA), is considered to be within the practice of pharmacy and is regulated primarily under state law. However, some of the activities that we consider to be compounding may be viewed by the FDA as the manufacture of a new drug product, which would subject such activities to rigorous regulation by the FDA under the Federal Food Drug and Cosmetic Act (FFDCA). The line between the activities that constitute drug compounding and the activities that constitute drug manufacturing is not clear, and the FDA may define the scope of drug manufacturing activities more broadly than we or the state pharmacy board do. In recent years, the FDA has increased its scrutiny of pharmacy compounding activities, and has issued several warning letters citing pharmacies for violations of the FFDCA based, in part, on volumes and types of compounded pharmaceutical products. On August 1, 2005, the FDA initiated an inspection of our Pulmo-Dose pharmacy in Murray, Kentucky. The FDA completed its audit on August 12, 2005 and noted three inspectional observations. We promptly submitted a response to the FDA and continued to engage in ongoing communications with the FDA regarding the inspection and the FDA’s continuing review of our pharmacy’s activities.

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

We submitted a formal response to the warning letter on September 8, 2006, explaining that while we disagree with the FDA’s assertions, we have commenced, in collaboration with our patients’ physicians, a process to switch patients currently taking the compounded products identified in the warning letter to drug products that are commercially available, where clinically appropriate. In addition, we are not accepting any new prescriptions for these compounded products. As of March 5, 2007, of the approximately 15,000 patients previously receiving compounded drug products, over 12,500 have been successfully switched to commercially available drug products. We continue to work with our patients’ physicians to switch the remaining patients and expect completion of this process within the next few months. As a result of our decision to switch these patients to commercially available drug products, we have taken a one-time, non-cash charge of $4.0 million for the three months and year ended December 31, 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however, these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006.

On January 8, 2007, the FDA responded to our letter and indicated that, based on its reanalysis of the assertions made in the warning letter, it remains the FDA’s view that Pulmo-Dose is a drug “manufacturer” within the meaning of the FFDCA. The FDA further stated that this conclusion applies to all of the preparations compounded at Pulmo-Dose and not just those identified in the warning letter. We submitted our written response to the FDA’s January 8, 2007 letter on March 5, 2007 and we remain committed to working with the FDA to resolve this matter. However, we are unable to predict whether or when we will be able to reach a satisfactory resolution of this matter. As noted above, our compounding activities with respect to other inhalation drugs are not material.

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

The federal and state “Stark Laws” impose a broad range of restrictions upon referring physicians (and their immediate family) and providers of certain designated health services under Medicare and state health care programs, including restrictions on financial relationships between the referring physicians and the providers of the designated health care services. Services that we provide are classified as designated health services and fall within the regulatory scope of the Stark Laws. Significant criminal, civil and administrative penalties may be imposed for violation of these laws.

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

In February of 2007, a representative from the California Department of Health Services (the “Department”) conducted surveys at two locations; 1175 Chess Drive, Unit B, Foster City, CA and 907 Trancas Street, Napa, CA. Each location is licensed by the Department as a “Home Medical Device Retailer” and as such, must comply with certain statutes under the California Health and Safety Code (the “Code”). The Department’s representative alleged that each location was in violation of certain sections of the Code. In the Napa location, an embargo notice was also issued with respect to the dispensing of legend items. Certain legend items were erroneously dispensed during the embargo resulting in an additional notice of violation for the Napa location. The embargo was lifted by the Department after immediate corrective actions were taken. Both locations are preparing a final corrective action plan for the alleged violations for submission to the Department. In addition, we have provided information relating to equipment maintenance requirements requested by the representative. This investigation remains open, we intend to continue to cooperate with the investigation and we have suspended billings from these locations to government healthcare programs and all other payors pending implementation of certain corrective actions. If the Department so elects, the Code allows it to pursue administrative or civil action, with maximum civil penalties of up to $1,000 per violation. In addition, any violation of an embargo is a misdemeanor under California law. If the matter is referred for criminal prosecution, and there is a criminal conviction, the penalty is imprisonment for not more than one year in the county jail and/or a maximum fine of $1,000 per violation. If we are found to have failed to comply with applicable regulatory requirements, any resulting enforcement action, including related fines, injunctions, and civil or criminal penalties, could limit our ability to operate our Foster City and Napa locations, which could adversely affect our business and results of operations.

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

Currently, approximately 96.9% of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO. If future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues. Further, under MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims must be accredited as meeting quality standards issued by CMS as a condition of receiving payment from the Medicare program. On August 14, 2006, CMS published its quality standards for HME suppliers. As an entity that bills Medicare and receives payment from the program, we will be subject to these standards. The final standards consist of business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The proposed product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards.

On July 31, 2006, CMS issued a final rule, which implements criteria for accrediting organizations to be selected by CMS to apply the final quality standards. In addition, on November 22, 2006, CMS announced that JCAHO has been selected to be one of the recognized accreditation organizations. CMS has not addressed whether suppliers that are already accredited by the selected accreditation organizations, such as JCAHO, will be “grandfathered.” The final rule does not provide us with sufficient information to predict the impact of competitive bidding or the final accreditation criteria on our business.

MMA also authorizes CMS to establish clinical conditions for payment for home medical equipment. These new clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. In addition, because we have Medicare supplier numbers and are subject to any new clinical conditions for payment, our failure to meet such conditions could affect our ability to bill and therefore could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.

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

Our medical gas facilities and operations are subject to extensive regulation by the FDA and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act (FFDCA). Among other requirements, the FDA’s current Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations. We currently have approximately 160 medical gas facilities subject to federal and state regulatory requirements, and we expend significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. However, there can be no assurance that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state law regulations. Further, our medical gas facilities are subject to state regulation under health and safety laws that vary from state to state. As a result, our medical gas facilities are periodically inspected by state authorities, and we therefore must expend resources in identifying and ensuring compliance with laws and regulations that apply to our medical gas operations in each state in which we do business. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, and civil or criminal penalties which would materially harm our business, financial condition and results of operations.

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

On February 11, 2002, our predecessor entered into a Corporate Integrity Agreement with the DHHS. We have assumed the obligations under this agreement (and the settlement with the federal government). Pursuant to the terms of this agreement, we are obligated to implement procedures designed to ensure compliance with the requirements of Medicare, Medicaid and all other federal health care programs. The term of the Corporate Integrity Agreement expired in February 2007, however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We are required to submit our final annual report on or before July 11, 2007. Among other things, the Corporate Integrity Agreement requires us to conduct internal claims reviews relating to our Medicare billing. We must file reports of the reviews with the Office of Inspector General of the Department of Health and Human Services. As a result of these reviews we may be required to refund certain payments to the federal government and/or be subject to penalties resulting from such overpayments. In addition, failure by us to comply with the Corporate Integrity Agreement could subject us to substantial monetary penalties, exclusion from participation in federal health care programs, as well as adverse publicity, which could seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business, and could result in a deterioration in our financial condition and results of operations. See “Business—Corporate Integrity Agreement” for a more detailed description of the terms of the Corporate Integrity Agreement.

Risks related to operational and financial performance

Inability to maintain significant vendor relationships could result in a significant disruption in our business, materially adversely affect our results of operations and result in an inability to serve our patients if we lose these relationships.

We currently have certain critical vendor relationships. Although we have been able to maintain such relationships without material interruption in the past, there can be no assurance that such relationships will continue. Should any of these vendors elect not to provide services, equipment, inhalation drugs or supplies to us, there would likely be a significant disruption to our business, a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations and an inability to serve our patients until such time as a replacement vendor could be identified. This could occur if there is a deterioration or perceived deterioration of our financial position, including our standing with respect to our senior subordinated debt. Moreover, there can be no assurance that the pricing structure that we currently enjoy would be matched by a replacement vendor. Additionally, any future issues with liquidity, debt covenant compliance or declines in our results of operations, could adversely impact our ability to leverage our purchasing activities with new or existing vendors.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting and based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, management concluded that our internal control over financial reporting was effective as of such date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We may write off additional intangible assets, such as goodwill.

As a result of the implementation of “fresh-start” reporting during 2002, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million of reorganization value in excess of fair value of identifiable assets-goodwill. As of December 31, 2006, the reorganization value in excess of fair value of identifiable assets-goodwill was approximately $163.2 million after we recorded $529.0 million in impairment charges, as described below. Other goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of December 31, 2006, this goodwill was approximately $43.9 million. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the recent reductions for compounded budesonide and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million for the year ended December 31, 2006.

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

Risks related to competition and referral sources

If we lose relationships with managed care organizations and other third-party payors, we could lose access to patients and our revenue would likely decline.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services and to build volume that justifies discounted prices. Consequently, the health care needs of a large percentage of the United States population are now provided by a small number of managed care organizations and third-party payors. These organizations, including the Veterans Administration, generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate agreements with us and/or engage our competitors, our business could be materially adversely affected. If we lose relationships with managed care organizations and other third-party payors, including the Veterans Administration, we could lose access to patients and our revenue would likely decline. Effective January 31, 2006, CIGNA Healthcare (“CIGNA”) amended its contract with Gentiva Health Services (“Gentiva”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA. Through our contract with Gentiva, we were a primary provider of such respiratory therapy and DME services to CIGNA patients and as a result of this contract amendment, we experienced a reduction of approximately $19.3 million in net revenues for the year ended December 31, 2006.

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

Risks related to recruiting, hiring and retaining qualified employees and directors

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 4,900 full time employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline. Further, in the event that our business operations or financial condition further deteriorate, we may not be able to maintain or recruit critical employees.

We may be unable to recruit independent individuals to serve as members of our Board of Directors.

Our board of directors is currently comprised of five members, three of whom are independent under applicable NASDAQ marketplace rules. The chairman of our board of directors is not independent under applicable NASDAQ marketplace rules and currently serves on certain of our board committees under an exception to NASDAQ’s independence requirements. In addition, there are currently two vacancies on our board of directors. Due to our current financial condition and the regulatory environment in which we operate, we may be unable to recruit independent individuals to serve on our board if required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and facilities. Our corporate headquarters currently consists of 31,223 square feet (of which we sublease 10,165 square feet) in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. It is leased to us for a seven-year period ending August 18, 2008 at a current base rate of $53,812 per month (including sales tax), plus operating costs (which have historically been approximately $6,000 per month (including sales tax)). In addition to our corporate headquarters, we lease office facilities for approximately 500 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. Our office facilities vary in size from approximately 550 to 60,000 square feet. The total space leased for these offices is approximately 2.37 million square feet at an average price of $8.81 per square foot. All of such office space is leased pursuant to operating leases. We believe that our office locations and other facilities are suitable and adequate for our planned needs.

ITEM 3.	LEGAL PROCEEDINGS

Due to the nature of our business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit we (or our predecessor, Rotech Medical Corporation) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. We have not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, we received a request for information and documents from the Division of Enforcement of the SEC related to our restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2004. We are fully cooperating with the SEC and have provided documents in response to such request. We have not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. The case is currently stayed until April 30, 2007. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We have produced the requested documents and we will continue to cooperate with the investigation.

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

Our common stock is traded on the NASDAQ Global Market under the trading symbol “ROHI”. Prior to November 8, 2005, there was no established trading market for our common stock and our common stock traded in interdealer and over-the-counter transactions and price quotations were provided in the “pink sheets” by Pink Sheets LLC. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock.

The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the Pink Sheets, LLC (January 1, 2005 through November 7, 2005) and the NASDAQ Global Market (November 8, 2005 through December 31, 2006), as applicable:

	High	Low
Fiscal 2005
First Quarter	$28.45	$25.00
Second Quarter	$27.70	$24.10
Third Quarter	$27.77	$22.02
Fourth Quarter (through November 7, 2005)	$23.70	$15.30
Fourth Quarter (November 8, 2005 through December 31, 2005)	$17.29	$15.00

Fiscal 2006
First Quarter	$17.49	$14.26
Second Quarter	$14.92	$3.58
Third Quarter	$3.81	$0.90
Fourth Quarter	$2.94	$0.74

As of March 5, 2007, there were 25,481,720 shares of our common stock outstanding and approximately 109 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2005 or 2006, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facilities and the indenture governing our 9 1/2% senior subordinated notes due 2012.

Each share of our Series A convertible redeemable preferred stock (Series A Preferred) has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. Accordingly, in June 2004, dividends in the amount of $0.9 million were declared on our Series A Preferred and such dividends were paid during the first quarter of 2005. At each of the 2005 and 2006 annual meetings of the board of directors, dividends in the amount of $0.5 million were declared on our Series A Preferred. The 2005 dividend was paid in December 2005 and the 2006 dividend was paid in January 2007. In addition, in order to maintain compliance with certain requirements of Federal law applicable to the Rotech Healthcare Inc. Employees Plan, we made a cash contribution to the plan in the amount of $0.5 million during the fourth quarter of 2005.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan (the “Employees Plan”) in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2004 and 2006, we repurchased 804 and 2,688 shares, respectively. There were no such repurchases in 2005.

Performance Graph

The following graph shows changes from July 2002 to December 2006 in the value of $100 invested in Rotech Healthcare Inc., the NASDAQ Composite Index and the NASDAQ Health Services Index. The value of each investment is based on share price appreciation, with reinvestment of all dividends. The investments are assumed to have occurred at the beginning of the period presented. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to the predecessor’s senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 1145 of the Bankruptcy Code. We have been informed by the transfer agent for our common stock that our common stock was distributed to the senior creditors of our predecessor on July 12, 2002. Prior to such distribution, we believe that our common stock may have traded on a “when-issued and distributed” basis. Accordingly, we have used July 12, 2002 as the beginning measurement point in the below performance graph. Our common stock was not registered under Section 12 of the Exchange Act until September 2004. It should be noted that this graph represents historical price performance and is not necessarily indicative of any future stock price performance.

Cumulative Total Return

	7/02	12/02	12/03	12/04	12/05	12/06
Rotech Healthcare Inc.	$100.00	$83.46	$114.94	$125.19	$83.76	$11.19
NASDAQ Composite	100.00	92.32	137.48	150.17	154.57	175.77
NASDAQ Health Services	100.00	82.88	115.08	144.70	159.72	159.78

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data for the years ended December 31, 2005 and 2006 have been derived from our audited financial statements included in this report. The consolidated statement of operations data for the year ended December 31, 2004 have been derived from our audited financial statements included in this report. The consolidated balance sheet data for the years ended December 31, 2002, 2003 and 2004 and consolidated statement of operations data for the three months ended March 31, 2002 for our predecessor and the nine months ended December 31, 2002 for us, as the successor company, have been derived from our audited financial statements not included in this report. Data have been presented for the three months ended March 31, 2002 and nine months ended December 31, 2002, rather than for the year ended on such date, because we had only nine months of operating results in fiscal year 2002 since our predecessor, Rotech Medical Corporation, emerged from bankruptcy on March 26, 2002. For all periods prior to April 1, 2002, the results of operations and other financial data set forth below refer to the business and operations of our predecessor which, upon emerging from bankruptcy, transferred substantially all of its assets to us in a restructuring transaction accounted for as of March 31, 2002. For all periods subsequent to March 31, 2002, the results of operations and other financial data refer to our business and operations, as the successor company to Rotech Medical Corporation.

	Predecessor Company	Successor Company
	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2002	2002(1)	2003	2004	2005	2006
Statement of Operations Data:
Net revenues	$152,545	$472,941	$580,599	$535,329	$533,182	$498,751

Costs and expenses
Cost of net revenues	40,009	124,264	193,411	148,729	166,186	172,513
Provision for doubtful accounts	4,055	17,119	19,462	19,614	17,858	14,340
Selling, general and administrative	79,647	256,941	291,910	257,000	290,215	301,427
Depreciation and amortization(2)	2,839	8,572	16,828	15,191	18,123	17,162
Goodwill impairment(3)	—	—	—	—	—	529,000
Interest (income) expense, net	(17)	33,093	41,177	33,696	31,503	36,225
Other (income) expense, net	—	—	2,473	(2,475)	138	(187)
Loss on debt extinguishment	—	—	—	—	—	1,178
Provision for inventory losses	264	—	—	—	—	—

Total costs and expenses	126,797	439,989	565,261	471,755	524,023	1,071,658

Earnings (loss) before reorganization items, income taxes and extraordinary items	25,748	32,952	15,338	63,574	9,159	(572,907)
Reorganization items(4)	182,291	3,899	—	—	—	—

Earnings (loss) before income taxes and extraordinary items	(156,543)	29,053	15,338	63,574	9,159	(572,907)
Federal and state income (benefit) taxes	(1,206)	12,567	6,731	27,564	3,613	(38,808)

Earnings (loss) before extraordinary items	(155,337)	16,486	8,607	36,010	5,546	(534,099)
Extraordinary gain on debt discharge, net of taxes	20,441	—	—	—	—	—

Net earnings (loss)(2)	$(134,896)	$16,486	$8,607	$36,010	$5,546	$(534,099)

	Successor Company
	December 31,
(dollars in thousands)	2002	2003	2004	2005	2006
Balance Sheet Data
Current assets	$146,733	$122,194	$157,385	$104,433	$104,181
Working capital	61,143	43,704	90,824	25,110	31,870
Total assets	1,104,399	1,007,981	1,019,359	1,018,684	497,133
Total debt, including current portion	478,513	368,000	330,171	329,514	384,866
Convertible redeemable preferred stock	5,346	6,101	5,343	5,343	5,343
Stockholders’ equity	511,141	520,181	561,897	569,515	35,717

	Predecessor Company	Successor Company
	Three months ended March 31,	Nine months ended December 31,	Year ended December 31,
(dollars in thousands)	2002	2002	2003	2004	2005	2006
Selected Historical Financial Data:
Capital expenditures	$15,299	$47,273	$41,993	$54,003	$78,768	$59,878
Cash flows provided by operating activities	26,409	99,698	148,279	134,225	60,681	15,549
Cash flows used in investing activities	(15,299)	(50,176)	(45,022)	(54,003)	(109,545)	(61,694)
Cash flows (used in)/provided by financing activities	(5,545)	(21,487)	(110,289)	(36,379)	(1,737)	42,188

(1)	We adopted fresh-start reporting upon our emergence from bankruptcy, effective as of March 31, 2002. Under fresh-start reporting, our reorganization value is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. See note 1 to the audited financial statements for the years ended December 31, 2004, 2005 and 2006.

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

(3)	Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million during the year ended December 31, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to our former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures.
(4)	During the three months ended March 31, 2002 and the nine months ended December 31, 2002, we recorded the following as reorganization items:

	Predecessor Company	Successor Company
	Three months ended March 31,	Nine months ended December 31,
(dollars in thousands)	2002	2002
Severance and terminations	$837	$—
Legal, accounting and consulting fees	175	1,928
Loss on sale/leaseback of vehicles	4,686	169
Priority tax claim allowed	9,000	—
Contribution of convertible redeemable preferred stock to an employee profit sharing plan	5,000	—
Administrative expense claims allowed	7,800	—
Fresh-start reporting adjustments	153,197	—
Loss on closure of discontinued branch operations and discontinued product lines, long-term incentive compensation and other charges resulting from reorganization and restructuring	1,596	1,802

	$182,291	$3,899

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.8% and 88.5% of net revenues for the years ended December 31, 2005 and 2006, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.2% and 11.5% of net revenues for the years ended December 31, 2005 and 2006, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced during 2005 and 2006. These initiatives include expanded sales and operational training programs, as well as new sales commission and recognition programs. We believe these programs will better equip and motivate our sales force, and ultimately drive additional growth. In addition, we have reorganized our billing center employees into cross-functional teams, increased billing center staffing levels, and reduced our reliance on temporary labor in order to improve operating efficiencies. We also continue to actively monitor and manage our cash position and capital expenditures on a daily basis.

Strategic Initiatives. As a result of our highly leveraged position and the regulatory environment in which we operate, we are actively exploring and are engaged in discussions regarding various strategic transactions, such as an acquisition, debt exchange or equity offering or a combination of any such transactions. At December 31, 2006, we had approximately $384.9 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in earnings, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. As a result of CMS’ final rule to implement the DRA changes with regard to oxygen reimbursement as released in November 2006, we do not expect to be materially impacted with respect to oxygen reimbursement until 2009, when we do expect to be materially adversely impacted as a result of the DRA’s 36-month rental cap on oxygen equipment. In addition, there are other proposed reimbursement changes which could materially impact our financial position, including proposed changes outlined in CMS’ National Coverage Analysis. The risks and uncertainties related to the DRA’s 36-month rental cap and the proposed changes in reimbursement outlined in CMS’ National Coverage Analysis, as well as the current impact of recent reimbursement changes, are discussed in more detail under the heading “Business—Government Regulation” in Part I, Item 1 above. We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position.

Upcoming Interest Payments. We have interest payments of $13.6 million each due on April 2 and October 2, 2007 under the indenture governing our 9 1/2% senior subordinated notes. Management believes they have the ability to manage our cash flows in order to be able to meet our obligations as they become due during 2007. It is our current intention to make these interest payments when due and our current cash projections indicate that the cash generated from our operations and funds available under our credit facility will be sufficient to make these interest payments. However, if our current cash projections are not realized, additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we experience any significant changes in non-cash working capital (including accounts receivable), we experience material adverse changes in payment patterns from CMS and its contractors or other third-party payors, we experience another payment hold by CMS similar to or longer than that experienced in September 2006, or we are negatively impacted by other unforeseen factors, we may not have sufficient cash available to make these interest payments. In addition, we may need, but be unable to obtain, access to our full credit facility (the commitment to fund the last $5.0 million of the revolving line of credit is subject to the approval of lenders holding a majority of the maximum credit amount then outstanding) in connection with making such interest payments.

If we fail to make the required interest payments on our senior subordinated notes, we will be in default under the indenture governing our 9 1/2% senior subordinated notes and, under certain circumstances, the indenture trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be immediately due and payable. Furthermore, if the indenture trustee or our noteholders declared all of our 9 1/2% senior subordinated notes to be due and payable immediately, it would result in a cross default under our credit agreement. Our assets and cash flow would not be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated, upon an event of default. If the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern, which would likely cause a deterioration of our relationships with our customers and suppliers and adversely affect our revenues, profit margins, profitability, operating cash flows, results of operations and financial condition. Any such actions could force us into bankruptcy or liquidation.

Reimbursement by Third Party Payors. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 67.8% of our patient revenue for the year ended December 31, 2006. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes include a freeze in reimbursement rates for home medical equipment from 2004 to 2008, competitive bidding requirements, new clinical conditions for reimbursements, accreditation requirements and quality standards. The impact of competitive bidding, new clinical conditions, accreditation requirements and quality standards is uncertain at this time. The MMA changes also include a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of the Inspector General of the Department of Health and Human Services, or OIG.

According to the OIG’s report on oxygen prices, FEHBP median 2002 payments were approximately 12.4% less than Medicare payments for stationary home oxygen equipment and approximately 10.8% less than

Medicare payments for portable home oxygen equipment. The implementation of the new Medicare payment amounts during 2005 resulted in a payment reduction of approximately 8.5% for home oxygen equipment provided by us to Medicare beneficiaries.

Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 4.1% of our recorded revenues in 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our 2006 recorded revenues in the amount of approximately $17.9 million.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the year ended December 31, 2006, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 11.5% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide. Prior to MMA, Medicare paid for these drugs based on average wholesale price, or AWP, as reported by drug manufacturers. Beginning January 1, 2004, Medicare payments were reduced for most of our Part B inhalation drugs from 95% to 80% of AWP, a reduction of approximately 15 basis points. As of January 1, 2005, payments for drugs delivered through nebulizer equipment were based on 106% of average sales price, or ASP. Beginning in 2006, MMA required that payment amounts for most drugs be based on either ASP or competitive bidding for drugs administered by physicians.

ASP is defined statutorily as the volume weighted average of manufacturers’ average sales prices, calculated by adding the manufacturers’ average sales prices for the drug in the fiscal quarter to the number of units sold and then divided by the total number of units sold for all national drug codes assigned to the product. Under the ASP methodology, Medicare generally will pay 106% of ASP for multiple source drugs and 106% of the lesser of ASP or wholesale acquisition cost for single source drugs. In addition, if the ASP exceeds the widely available market price or the average manufacturer price by more than a threshold amount, ASP is substituted with the lesser of the widely available market price or 103% of the average manufacturer price. This threshold amount was 5% in 2006, which is to be continued for 2007. ASP payment rates are calculated and updated quarterly using the most recent manufacturer data available. ASP payment amounts for our products may fluctuate from quarter to quarter, and if these payment amounts are reduced in future quarters, this could have a material adverse effect on our revenues, profitability and results of operations. For example, the payment amounts for albuterol sulfate and ipratropium bromide, two prevalent inhalation drugs, have been significantly reduced under ASP. Albuterol sulfate has been reduced from an average of $0.390 per milligram in 2004 (80% of AWP) to an average of $0.071 per milligram in 2005 (106% of ASP) and to an average of $0.069 per milligram in 2006 (106% of ASP). Ipratropium bromide has been reduced from an average of $2.820 per milligram in 2004 (80% of AWP) to an average of $0.210 per milligram in 2005 (106% of ASP) and to an average of $0.217 per milligram in 2006 (106% of ASP).

The change from 80% of AWP to 106% of ASP reduced our revenues by approximately $39 million for the year ended December 31, 2005. This reduction was partially offset by shifts in patient and product mix.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provide to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the year ended December 31, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $30.4 million. In light of the reduced reimbursement rates for compounded budesonide and to resolve certain issues associated with a warning letter received from the Food and Drug Administration (FDA) which is discussed in more detail under the heading

“Business—Government Regulation” in Part I, Item 1 above, we are not accepting new prescriptions for certain compounded products (including compounded formulations of budesonide) and, where clinically appropriate, have instituted a process to transition patients currently on these compounded products to commercially available alternative products. As a result of our decision to switch these patients to commercially available drug products, we have taken a one-time, non-cash charge of $4.0 million for the three months and year ended December 31, 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. Our compounding activities with respect to other inhalation drugs are not material, as such we do not expect that the new billing codes and payment methodologies with respect to such drugs will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows or results of operations.

In addition to MMA changes in payment methodology, given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary. The 2005 dispensing fee was $57 for a 30-day period or $80 for a 90-day period. Effective January 1, 2006, the dispensing fee for inhalation drugs furnished to beneficiaries remained $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and was reduced to $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs was likewise reduced to $66. These reductions in the 2006 Medicare dispensing fees reduced our net revenue by approximately $9.8 million for the year ended December 31, 2006. Although CMS has indicated that the dispensing fee for 2007 will continue to be paid at the 2006 rate, future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. While we were able, based upon the dispensing fees, to continue to offer inhalation drugs to Medicare patients through 2006, the reductions in dispensing fees for 2006, along with the pricing changes resulting from the ASP payment rates have resulted in a further material reduction in the revenues and profitability of our inhalation drug business and we cannot predict whether it will continue to be economically feasible for us to provide inhalation drugs in the future. Reductions in Medicare reimbursement for oxygen, nebulizers and inhalation medications in 2006, many of which are expected to continue to exist for a number of years, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; our price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

Net Patient Service Revenues

Net patient service revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net patient service revenues are recorded based upon the applicable fee schedule.

We track collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for our provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net patient service revenues and consists of:

(1) Differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. We do not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, we record revenue based upon our usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

(2) Services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by us. Final payment under governmental programs, and most third-party contracts, is subject to administrative review and audit. Furthermore, the complexity of governmental and third-party billing reimbursement arrangements, including patient qualification and medical necessity requirements, may result in adjustments to amounts originally recorded. Such adjustments may be recorded as the result of the denial of claims billed to governmental or third-party payors, or as the result of our review procedures prior to submission of the claim to the governmental or third-party payor. Actual adjustments that result from services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by us are recorded against the allowance for contractual adjustments.

The provision for contractual adjustments reduces amounts recorded through our billing system to estimated net realizable amounts. We record the provision for contractual adjustments based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record the provision for contractual adjustments are supported by various methods including current and historical cash collections, as well as actual contractual adjustment experience. This percentage, which is adjusted at least on an annual basis, has proven to be the best indicator of expected realizable amounts.

We closely monitor our historical contractual adjustment rates, as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net patient service revenues at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

The provision for doubtful accounts is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the patient’s or third-party payor’s inability or refusal to pay, as described below.

Provision for Doubtful Accounts

Medicare and most other government and commercial payors that provide coverage to our customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for payment of charges for all services rendered by us.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Accounts Receivable, net

Accounts receivable are presented net of allowances for contractual adjustments and doubtful accounts. Allowances for contractual adjustments and doubtful accounts are initially recorded based upon historical collection experience through the provisions for contractual adjustment and doubtful accounts, as described above. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. Actual accounts receivable write-offs due to contractual adjustments or accounts deemed uncollectible are applied against these allowance accounts in the normal course of business. On a quarterly basis, we perform analyses to evaluate the estimated net realizable value of accounts receivable. As a result of this quarterly review process, the allowances for contractual adjustments and doubtful accounts are adjusted, as necessary, to reflect that estimated net realizable value. Specifically, we consider historical collection data, accounts receivable aging trends, other operating trends and relevant business conditions.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, a 1% decline in the overall collection rate would reduce net patient service revenue and associated net accounts receivable by $6.0 million (based upon $600.0 million in annual gross patient service revenue). Additionally, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting. These amounts are not amortized, but instead tested for impairment in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. The impairment evaluation for goodwill and other intangible assets is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired.

We account for our business combinations in accordance with the purchase method of accounting. Purchase prices are allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value. The fair value of acquired finite-lived identifiable intangible assets is amortized over the period of their expected useful life, generally 2 to 20 years.

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

Income Taxes

In connection with our predecessor’s (Rotech Medical Corporation) plan of reorganization (the “Plan”), we entered into a tax sharing agreement with our predecessor and Integrated Health Services, Inc. that sets forth our rights and obligations with respect to taxes arising from and in connection with the implementation of the Plan. The tax sharing agreement provides that the parties to the agreement will, for tax purposes, treat the transfer of our predecessor’s assets to us as a taxable event rather than as a tax-free reorganization. An election was made under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under analogous state and local law, with respect to the transfer of our predecessor’s assets to us. As a result of such election, we accounted for the acquisition of the stock of all of our predecessor’s subsidiaries as if we had acquired the assets of those subsidiaries for income tax purposes.

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

Net operating loss carryforwards and credits (NOLs) are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The effect of an ownership change would be the imposition of an annual limitation on the use of the NOL carryfowards attributable to periods before the change. We regularly monitor changes in ownership and any implications thereof under Section 382 of the Internal Revenue Code.

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

Results of Operations

The following tables show our results of operations for the years ended December 31, 2004, 2005 and 2006:

	For the Years Ended December 31,
(dollars in thousands)	2004	2005	2006
Statements of Operations Data:
Net revenues	$535,329	$533,182	$498,751
Costs and expenses:
Cost of net revenues:
Product and supply costs	70,583	95,182	103,302
Patient service equipment depreciation	61,362	47,409	45,155
Operating expenses	16,784	23,595	24,056

Total cost of net revenues	148,729	166,186	172,513
Provision for doubtful accounts	19,614	17,858	14,340
Selling, general and administrative	257,000	290,215	301,427
Depreciation and amortization	15,191	18,123	17,162
Goodwill impairment	—	—	529,000

Total costs and expenses	440,534	492,382	1,034,442

Operating income (loss)	94,795	40,800	(535,691)
Interest expense, net	33,696	31,503	36,225
Other expense (income), net	(2,475)	138	(187)
Loss on extinguishment of debt	—	—	1,178

Total other expenses	31,221	31,641	37,216

Earnings (loss) before income taxes	63,574	9,159	(572,907)
Federal and state income taxes (benefit)	27,564	3,613	(38,808)

Net earnings (loss)	$36,010	$5,546	$(534,099)

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2004, 2005 and 2006:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2004	2005	2006	2005 vs. 2004	2006 vs. 2005
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	-0.4%	-6.5%
Costs and expenses:
Cost of net revenues:
Product and supply costs	13.2%	17.9%	20.7%	34.9%	8.5%
Patient service equipment depreciation	11.5%	8.9%	9.1%	-22.7%	-4.8%
Operating expenses	3.1%	4.4%	4.8%	40.6%	2.0%

Total cost of net revenues	27.8%	31.2%	34.6%	11.7%	3.8%
Provision for doubtful accounts	3.7%	3.3%	2.9%	-9.0%	-19.7%
Selling, general and administrative	48.0%	54.4%	60.4%	12.9%	3.9%
Depreciation and amortization	2.8%	3.4%	3.4%	19.3%	-5.3%
Goodwill impairment	—%	—%	106.1%	—%	—%

Total costs and expenses	82.3%	92.3%	207.4%	11.8%	110.1%

Operating income (loss)	17.7%	7.7%	-107.4%	-57.0%	-1413.0%

Interest expense, net	6.3%	5.9%	7.3%	-6.5%	15.0%
Other expense (income), net	-0.5%	—%	—%	-105.6%	-235.5%
Loss on extinguishment of debt	—%	—%	0.2%	—%	—%

Total other expenses	5.8%	5.9%	7.5%	1.3%	17.6%

Earnings (loss) before income taxes	11.9%	1.8%	-114.9%	-85.6%	-6355.1%
Federal and state income taxes (benefit)	5.1%	0.7%	-7.8%	-86.9%	-1174.1%

Net earnings (loss)	6.8%	1.1%	-107.1%	-84.6%	-9730.3%

Year ended December 31, 2006 as compared to year ended December 31, 2005

Total net revenues for the year ended December 31, 2006 were $498.8 million as compared to $533.2 million for the comparable period in 2005, a decrease of $34.4 million or 6.5%. The net decrease for the year ended December 31, 2006 was primarily attributable to (i) reduced Medicare reimbursement rates for compounded budesonide which reduced net revenues by approximately $30.4 million, (ii) additional provisions for accounts receivable contractual allowances recorded as a result of a deterioration in the aging of accounts receivable as described below—including $17.5 million recorded during the quarter ended June 30, 2006 and $4.0 million recorded during the quarter ended December 31, 2006 as the result of an increased monthly provision rate for accounts receivable contractual allowances; (iii) reduction in the 2006 dispensing fee for nebulizer medications which reduced net revenues by approximately $9.8 million; and (iv) volume reductions under our contract with Gentiva Health Services (“Gentiva”) which reduced net revenue by approximately $19.3 million as a result of an amendment to their contract with CIGNA Healthcare (“CIGNA”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA effective January 31, 2006. These decreases were partially offset by an increase of $13.5 million in net revenue for the year ended December 31, 2006 from locations acquired during 2005 and 2006 and $33.6 million in net revenue for the year ended December 31, 2006 from a 6.6% increase in oxygen and drug patient counts (excluding acquisitions) and a 9.2% increase in other DME respiratory product counts (excluding acquisitions).

The $17.5 million in additional provision for accounts receivable contractual allowances which was recorded as a reduction to net revenue for the year ended December 31, 2006, was attributable to a shift in the composition of our accounts receivable, whereby a higher percentage of receivables are remaining outstanding for longer periods. This increase in the aging of accounts receivable is due to numerous factors, including increased transaction volumes from patient growth, general slowdowns in payment processing by Medicare and other third-party payors, delays caused by Medicare beneficiaries switching to HMOs, and billing disruptions related to the transition to electronic billing for certain third-party payors. The increased provision for accounts receivable contractual allowances was calculated primarily using a historical collections model. Shifts in the aging of accounts receivable, when compared to historical aging levels, resulted in the need for additional accounts receivable allowances, reflecting an inherent reduction in collectibility as accounts receivable age. We continue to pursue collection of accounts receivable in the normal course of business and this increased allowance does not reflect a write-off of specific accounts receivable. We have reorganized our billing center operations and increased staffing to address those factors above that are under our control. We have also appointed a Vice President of Billing and Collections to implement these initiatives. While these initiatives are designed to improve the collection process, there can be no assurance that such initiatives will result in improved collections. We also increased our monthly provision rate effective in the fourth quarter of 2006 to provide a higher level of contractual allowances.

Cost of net revenues for the year ended December 31, 2006 increased $6.3 million, or 3.8%, to $172.5 million, from the comparable period in 2005. The net increase was primarily attributable to an $8.1 million increase in product and supply cost resulting from an increase in the number of patients served, changes in our product mix and an increase in drug costs. Operating costs increased $0.5 million as the result of an increase in the number of respiratory therapists employed. These increases were offset by a $2.3 million decrease in patient service equipment depreciation as a result of decreased capital expenditures and a significant portion of our oxygen rental equipment becoming fully depreciated. Cost of net revenues as a percentage of net revenue was 34.6% for the year ended December 31, 2006 as compared to 31.2% for the comparable period in 2005.

The provision for doubtful accounts for the year ended December 31, 2006 decreased by $3.5 million, or 19.7%, to $14.3 million, from the comparable period in 2005. The provision for doubtful accounts expense as a percentage of net revenues decreased to 2.9% for the year ended December 31, 2006 as compared to 3.3% for 2005. This decrease was mainly attributable to a shift in the overall allowance accrual rate, reducing the monthly provision for bad debt expense and increasing the monthly provision for contractual adjustments recorded as a reduction of net revenues. The shift in the accrual rate is based on historical adjustment experience.

Selling, general and administrative expenses for the year ended December 31, 2006 totaled $301.7 million, an increase of $11.2 million or 3.9% from the comparable period in 2005. The increase primarily resulted from: (i) $3.2 million of costs related to discussions regarding a potential strategic transaction which have terminated and were therefore expensed; (ii) a $2.9 million increase in automobile expenses; (iii) a $2.8 million increase in salaries related to locations acquired during 2005 and 2006; and (iv) a $2.6 million increase in insurance costs. Selling, general and administrative expenses as a percentage of net revenues increased to 60.4% for the year ended December 31, 2006 from 54.4% for the year ended December 31, 2005. This increase as a percentage of net revenues is attributable to the decline in net revenue for the year ended December 31, 2006 and the increases in selling, general and administrative expenses described above.

Depreciation and amortization for the year ended December 31, 2006 totaled $17.2 million, a decrease of $1.0 million from the comparable period in 2005.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million during the year ended December 31, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to our former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures.

Net interest expense for the year ended December 31, 2006 increased $4.7 million from the comparable period in 2005. The increase is primarily attributable to increased borrowing under our former senior credit facility and a 200 basis point increase in the LIBOR rate.

We recorded a $38.8 million benefit for federal and state income taxes for the year ended December 31, 2006 for current period losses that offset deferred tax liabilities previously recorded. We have recorded a full valuation allowance on our remaining net deferred tax assets, as it appears more likely than not that such assets will not be realized through offset of future taxable income.

Net loss for the year ended December 31, 2006 was $534.1 million compared to net earnings of $5.5 million for the year ended December 31, 2005. As outlined above, $529.0 million of the current year net loss is attributable to non-cash goodwill impairment charges, $40.2 million to Medicare reimbursement cuts and $21.5 million to additional provisions for accounts receivable contractual allowances. The internal growth described above has not been sufficient to offset the impact of these items.

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

Selling, general and administrative expenses for the year ended December 31, 2005 increased by $33.2 million, or 12.9%, to $290.2 million, from the comparable period in 2004. Selling, general and administrative expenses as a percentage of net revenues increased to 54.4% for the year ended December 31, 2005 from 48.0% for 2004. The increase resulted primarily from both costs associated with the rollout of our announced growth strategy and the expenses related to establishing new locations and operating newly acquired businesses which costs and expenses represent 4.1% of net revenues. The residual increase is mainly attributable to general cost inflation.

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

Net earnings for the year ended December 31, 2005 was $5.5 million compared to net earnings of $36.0 million for the year ended December 31, 2004. As outlined above, internal growth was not sufficient to offset approximately $56.3 million in Medicare reimbursement cuts.

Liquidity and Capital Resources

Net cash provided by operating activities was $60.7 million and $15.5 million for the years ended December 31, 2005 and 2006, respectively. Cash flows, cash on hand, and the ability to draw on our former and current senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the years ended December 31, 2005 and 2006.

Accounts receivable before allowance for doubtful accounts increased from $90.2 million at December 31, 2005 to $91.2 million at December 31, 2006. Days sales outstanding (DSO) (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 55.7 days at December 31, 2006 compared to 49.0 days at December 31, 2005. Although the balance of accounts receivable before allowance for doubtful accounts did not change significantly from December 31, 2005 to 2006, we experienced a 13.7% increase in DSO as a result of lower net revenues. This increase in DSO is indicative of increased transaction volumes, as well as previously disclosed slow-downs in the collection of accounts receivable.

The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of December 31, 2005 and 2006:

December 31, 2005

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	43.8%	19.9%	2.6%	66.3%
Aged 91-180 days	8.6%	5.6%	2.0%	16.2%
Aged 181-360 days	6.6%	4.9%	2.5%	14.0%
Aged over 360 days	1.0%	2.2%	0.3%	3.5%

Total	60.0%	32.6%	7.4%	100.0%

December 31, 2006

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	14.9%	1.8%	57.8%
Aged 91-180 days	7.5%	8.5%	2.0%	18.0%
Aged 181-360 days	7.4%	7.6%	2.8%	17.8%
Aged over 360 days	2.2%	3.2%	1.0%	6.4%

Total	58.2%	34.2%	7.6%	100.0%

Included in accounts receivable are earned but unbilled receivables of $28.1 million and $26.8 million at December 31, 2005 and 2006, respectively. These amounts include $5.1 million at December 31, 2006 and $5.3 million at December 31, 2005 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, for the year ended December 31, 2006, we had $5.6 million of changes in estimates (increasing contractual adjustments and the provision for doubtful accounts) related to the prior period recorded during the current period.

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs may be less than billed charges. Revenue is recognized at net realizable amounts estimated to be paid by customers and third party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of the equipment or supply provided to a customer. For Medicare and Medicaid revenues, as well as most other managed care and private payors, final payment is subject to administrative review and audit. Management makes estimated provisions for adjustments, which may result from administrative review and audit, based upon historical experience. Management closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information management believes to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. We manage billing and collection of accounts receivable through our own billing and collection centers. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. For example, CMS placed a hold on payments for all claims under Medicare Parts A and B from all providers and all physicians during the last nine days of the 2006 Federal fiscal year (September 22—September 30, 2006). Information is not available to determine the exact impact of this payment hold; however, we have estimated the impact to be between approximately $4.1 million and $7.7 million, which resulted in a corresponding increase in accounts receivable and decrease in cash at September 30, 2006. We received payment for claims impacted by the payment hold during the first two weeks of October 2006. In addition, we also continue to experience inconsistent payment patterns from CMS and its contractors and other third-party payors. As such, we may not be able to maintain our current levels of collectibility. In addition, third-party payors may experience financial difficulties which could impact their ability to make timely payments to us. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Risk Factors” above.

Net cash used in investing activities was $109.5 million and $61.7 million for the years ended December 31, 2005 and December 31, 2006, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. The decrease in net cash used in investing activities during 2006 is attributed to: (i) increased utilization of existing equipment, which decreased our capital expenditures from $78.8 million (14.8% of our net revenues) to $59.9 million (12.0% of our net revenues) for the years ended December 31, 2005 and 2006, respectively; and (ii) discontinuance of business acquisitions, which decreased cash outlays for businesses acquired from $30.8 million to $1.8 million for the years ended December 31, 2005 and 2006, respectively.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. As of December 31, 2006, we had the following credit facilities and outstanding debt:

•

Two-year $25 million senior secured revolving line of credit for general corporate purposes including working capital, capital expenditures and permitted acquisitions. As of December 31, 2006, we did not have any amounts outstanding under this revolving credit facility; however, we had $14.1 million committed under standby letters of credit.

•

Two-year $95 million senior secured term loan, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility and for other general corporate purposes. The term loan is repayable, quarterly, in an aggregate annual amount equal to 1% of the principal amount commencing on December 31, 2006, with the remaining balance due in September 2008. Advances outstanding on the term loan bear interest at the rate of LIBOR plus 3.50%. As of December 31, 2005, we had a balance of $42.2 million outstanding under our former term loan and accrued interest on borrowings under our former term loan of $7.2 million. During the year ended December 31, 2006, we made regularly scheduled amortization payments of $0.2 million on our former term loan. As of December 31, 2006, we had a balance of $95.0 million outstanding under our current term loan and accrued interest on borrowings under our current term loan was $0.3 million. At December 31, 2006, our current term loan interest rate was 8.82%. Interest paid during the years ended December 31, 2005 and 2006 was $2.7 million and $7.1 million, respectively.

•

$300 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2005 and 2006, we had a balance of $287.0 million outstanding. Interest paid during each of the years ended December 31, 2005 and 2006 was $27.3 million.

On September 15, 2006, we entered into a credit agreement with Highland Financial Corp., as lead arranger and sole bookrunner, Nexbank, SSB, as collateral agent and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the credit agreement. This credit facility has a maximum credit amount of $120.0 million that consists of a $25.0 million revolving line of credit and a $95.0 million term loan (the commitment to fund the last $5.0 million of the revolving line of credit is subject to the approval of lenders holding a majority of maximum credit amount then outstanding). A portion of the revolving line of credit, not in excess of $15.0 million is available for the issuance of letters of credit.

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

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, continued funding of our revolving line of credit and ultimately to achieve successful operations. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2007. Prior to 2006, we have historically satisfied our working capital requirements and capital expenditures from operating cash flow.

Our current cash projections indicate that the cash generated from our operations and the funds available under our credit facility will be sufficient and we expect to be able to meet our working capital, capital expenditure and other cash needs through 2007. Management believes they have the ability to manage our cash flows in order to be able to meet our obligations as they become due during 2007. However, if our current cash projections are not realized, additional unfavorable regulatory actions are taken with respect to the reimbursement rates that apply to our business, we experience any significant changes in non-cash working capital (including accounts receivable), we experience material adverse changes in payment patterns from CMS and its contractors or other third-party payors, we experience another payment hold by CMS similar to or longer than that experienced in September 2006, or we are negatively impacted by other unforeseen factors, we may not have sufficient cash available to meet our working capital, capital expenditure and other cash needs through 2007. In addition, we may need, but be unable to obtain, access to our full credit facility (the commitment to fund the last $5.0 million of the revolving line of credit is subject to the approval of lenders holding a majority of the maximum credit amount then outstanding) in connection with meeting our cash needs. If these or other events take place, we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Rotech Healthcare Inc. Employees Plan to such date, the first declaration of dividends covered the preceding two years. Accordingly, in June 2004, dividends in the amount of $0.9 million were declared on our Series A Preferred and such dividends were paid during the first quarter of 2005. At each of the 2005 and 2006 annual meetings of the board of directors, dividends in the amount of $0.5 million were declared on our Series A Preferred. The 2005 dividend was paid in December 2005 and the 2006 dividend was paid in January 2007. In addition, in order to maintain compliance with certain requirements of Federal law applicable to the Rotech Healthcare Inc. Employees Plan, we made a cash contribution to the plan in the amount of $0.5 million during the fourth quarter of 2005.

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

Selected Quarterly Financial Data (unaudited)

The following tables present our unaudited quarterly results of operations for 2005 and 2006. The following tables should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. No conclusions should be drawn about our future results from the results of operations for any quarter.

The following is a summary of quarterly financial results for the years ended December 31, 2005 and December 31, 2006:

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Summary Statement of Operations Information:
Net revenues	$123,253	$133,043	$136,969	$139,917	$132,474	$111,846	$127,218	$127,213
Cost of net revenues	39,153	41,743	43,095	48,391	43,551	40,359	41,484	47,119
Net earnings (loss)	(2,953)	1,077	3,103	4,320	(3,021)	(430,861)	(84,008)	(16,659)
Net earnings (loss) per common share—basic	(0.12)	0.04	0.12	0.17	(0.12)	(16.95)	(3.30)	(0.65)
Net earnings (loss) per common share—diluted	(0.12)	0.04	0.12	0.17	(0.12)	(16.95)	(3.30)	(0.65)
Market prices:
High	28.45	27.70	27.77	23.70	17.49	14.92	3.81	2.94
Low	25.00	24.10	22.02	15.00	14.26	3.58	0.90	0.74

Contractual Obligations

As of December 31, 2006, our future contractual cash obligations are as follows:

Contractual Obligations(1)	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations related to our senior secured notes and senior secured term loan(2)	$539,476	$36,542	$154,532	$54,530	$293,872
Operating lease obligations(3)	65,921	23,268	29,115	13,199	339
Other liabilities reflected on our balance sheet under GAAP(4)	6,941	4,399	1,988	554	—

Total	$612,338	$64,209	$185,635	$68,283	$294,211

(1)	We do not have any purchase obligations other than standard purchase orders in the ordinary course of business.
(2)

Our debt is comprised of our $287 million of 9 1/2% senior secured notes due 2012, our senior secured term loan and related interest charges. See Note 10 to the consolidated financial statements included in this report for a discussion of our long-term debt.

(3)	Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See Note 11 to the consolidated financial statements included in this report for further discussion of our lease commitments.
(4)	Our other liabilities reflected on our balance sheet primarily relate to the priority tax claim and the required future payments for capital lease obligations.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. If applying the provisions of SAB 108 results in errors that are deemed material, than such errors, along with any additional immaterial errors, would be corrected through a cumulative effect adjustment. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and whether the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We adopted SAB 108 as of December 31, 2006 and such adoption had no financial impact on our results of operation or financial condition.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our senior secured revolving credit facility and our senior secured term loan (collectively referred to as the “Senior Secured Credit Facilities”). Variable interest rates may rise, which could increase the amount of interest expense. For the year ended December 31, 2006, we incurred $7.1 million of interest expense on our Senior Secured Credit Facilities. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the Senior Secured Credit Facilities (of which $95.0 million was outstanding as of December 31, 2006), we would incur approximately $1.0 million in additional interest expense for the period of January 1, 2007 through December 31, 2007.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which appears below. Deloitte & Touche LLP has also audited the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that Rotech Healthcare Inc. and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2007

Changes in Internal Control over Financial Reporting

Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements. During the fourth quarter of fiscal year 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy relating to the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2005 and 2006	F-3
	Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006	F-4
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2005 and 2006	71
Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b) See Item 15(a)(3).

(c) See Item 15(a)(2).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2005 and 2006

(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2004	$28,429	$39,411	$—	$(40,266)	$27,574
Year ended December 31, 2005	27,574	44,687	—	(49,176)	23,085
Year ended December 31, 2006	23,085	70,355	906	(73,057)	21,289

Allowance for Doubtful Accounts:
Year ended December 31, 2004	$9,476	$19,614	$—	$(19,899)	$9,191
Year ended December 31, 2005	9,191	17,858	—	(12,283)	14,766
Year ended December 31, 2006	14,766	14,340	1,814	(18,457)	12,463

(1)	To record write-offs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: March 16, 2007	By:	/s/ PHILIP L. CARTER
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

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ STEVEN P. ALSENE Steven P. Alsene	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	March 16, 2007

/s/ JAMES H. BLOEM James H. Bloem	Director	March 16, 2007

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 16, 2007

/s/ ARTHUR SIEGEL Arthur Siegel	Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(c)	Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(d)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(d)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(e)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(f)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(g)	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.6(h)	Form of Common Stock Option Agreement.

10.7(d)	Rotech Healthcare Inc. Nonemployee Director Restricted Stock Plan.

10.8(d)	Form of Restricted Stock Award Agreement.

10.9(c)	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.10	Rotech Healthcare Inc. Performance Bonus Plan

10.11(i)	Credit Agreement dated as of September 15, 2006 among Rotech Healthcare Inc., Highland Financial Corp., as lead arranger and sole bookrunner, Nexbank, SSB, as collateral agent and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement.

10.12	Amendment, dated as of December 22, 2006, to the Company’s Credit Agreement dated as of September 15, 2006.

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(g)	Trust Agreement by and among Wachovia Bank, National Association and Rotech Healthcare Inc. dated July 27, 2004 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(j)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

Exhibit Number	Title
10.19(a)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.20(c)	First Amended and Restated Employment Agreement with Philip L. Carter dated January 31, 2005.

10.21(c)	First Amended and Restated Employment Agreement with Michael R. Dobbs dated January 31, 2005.

10.22(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

10.23(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

10.24(g)	Letter agreement with Steven P. Alsene with Respect to Rights upon Termination of Employment dated November 8, 2006.

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.
(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.
(c)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.
(d)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.
(e)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.
(f)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.
(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.
(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.
(i)	Incorporated by Reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2006.
(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 16, 2007

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In thousands, except share and per share data)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14,222	$10,265
Accounts receivable, net	75,475	78,692
Other accounts receivable	973	1,114
Inventories	9,206	9,486
Prepaid expenses	4,557	4,624

Total current assets	104,433	104,181
Property and equipment, net	148,168	148,153
Intangible assets (less accumulated amortization of $4,731 in 2005 and $6,121 in 2006)	20,583	19,904
Other goodwill	42,044	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	692,154	163,154
Deferred tax asset, net	—	4,803
Other assets	11,302	13,062

	$1,018,684	$497,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,386	$22,124
Accrued expenses and other current liabilities	25,436	19,213
Accrued interest	7,246	7,194
Deferred revenue	9,258	10,330
Deferred tax liabilities, net	10,717	8,172
Income taxes payable	1,646	1,225
Current portion of long-term debt	634	4,053

Total current liabilities	79,323	72,311
Deferred tax liabilities, net	31,574	—
Priority tax claim	3,476	2,313
Other long-term liabilities	573	636
Long-term debt, less current portion	328,880	380,813

Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 249,196 and 246,508 shares issued and outstanding at December 31, 2005 and 2006, respectively	5,343	5,343

Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,417,270 and 25,481,270 shares issued and outstanding at December 31, 2005 and 2006, respectively	3	3
Additional paid-in capital	504,559	505,310
Retained earnings (accumulated deficit)	64,953	(469,596)

Total stockholders’ equity	569,515	35,717

	$1,018,684	$497,133

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

	2004	2005	2006
Net revenues	$535,329	$533,182	$498,751
Costs and expenses:
Cost of net revenues:
Product and supply costs	70,583	95,182	103,302
Patient service equipment depreciation	61,362	47,409	45,155
Operating expenses	16,784	23,595	24,056

Total cost of net revenues	148,729	166,186	172,513
Provision for doubtful accounts	19,614	17,858	14,340
Selling, general and administrative	257,000	290,215	301,427
Depreciation and amortization	15,191	18,123	17,162
Goodwill impairment	—	—	529,000

Total costs and expenses	440,534	492,382	1,034,442

Operating income (loss)	94,795	40,800	(535,691)

Other (income) expenses:
Interest expense, net	33,696	31,503	36,225
Other income, net	(2,475)	138	(187)
Loss on extinguishment of debt	—	—	1,178

Total other expenses	31,221	31,641	37,216

Earnings (loss) before income taxes	63,574	9,159	(572,907)
Federal and state income taxes (benefit)	27,564	3,613	(38,808)

Net earnings (loss)	36,010	5,546	(534,099)
Accrued dividends on redeemable preferred stock	450	450	450

Net earnings (loss) available for common stockholders	$35,560	$5,096	$(534,549)

Net earnings (loss) per common share:
Basic	$1.41	$0.20	$(20.99)

Diluted	$1.39	$0.20	$(20.99)

Weighted average shares outstanding:
Basic	25,146,315	25,379,173	25,461,434

Diluted	25,544,016	25,817,774	25,461,434

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2005 and 2006

(In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholder’s Equity
Balance at December 31, 2003	25,042,029	$3	$495,881	$24,297	$520,181

Net earnings for the year ended December 31, 2004	—	—	—	36,010	36,010
Tax benefit from exercise of stock options	—	—	419	—	419
Proceeds from exercise of stock options	281,716	—	5,506	—	5,506
Non-cash stock compensation expense	—	—	231	—	231
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2004	25,323,745	3	502,037	59,857	561,897

Net earnings for the year ended December 31, 2005	—	—	—	5,546	5,546
Tax benefit from exercise of stock options	—	—	242	—	242
Proceeds from exercise of stock options	93,525	—	1,535	—	1,535
Non-cash stock compensation expense	—	—	745	—	745
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2005	25,417,270	3	504,559	64,953	569,515

Net loss for the year ended December 31, 2006	—	—	—	(534,099)	(534,099)
Tax benefit from prior year exercise of stock options	—	—	85	—	85
Restricted stock awards released	64,000	—	—	—	—
Non-cash stock compensation expense	—	—	666	—	666
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2006	25,481,270	$3	$505,310	$(469,596)	$35,717

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2005 and 2006

(In thousands)

	2004	2005	2006
Net earnings (loss)	$36,010	$5,546	$(534,099)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for doubtful accounts	19,614	17,858	14,340
Depreciation and amortization	79,124	66,915	64,559
Loss on extinguishment of debt	910	—	1,178
Gain on legal settlement	—	(1,481)	—
Goodwill impairment	—	—	529,000
Deferred income taxes	22,587	5,118	(38,922)
Other adjustments to reconcile net earnings (loss) to net cash provided by operating activities	602	(209)	1,013
Changes in operating assets and liabilities:
Accounts receivable	(11,820)	(32,839)	(17,557)
Other accounts receivable	(280)	199	(141)
Inventories	(737)	(266)	(280)
Prepaid expenses	(466)	237	(67)
Income tax receivable	2,531	—	—
Other assets	(1,179)	(130)	(652)
Accounts payable and accrued expenses	(9,705)	5,074	(3,484)
Accrued interest	(2,885)	(49)	(52)
Income taxes payable	3,225	(1,148)	(421)
Deferred revenue	(3,306)	(4,717)	1,072
Other long-term liabilities	—	573	62

Net cash provided by operating activities	134,225	60,681	15,549

Cash flows from investing activities:
Purchases of property and equipment	(54,003)	(78,768)	(59,878)
Business acquisitions	—	(30,777)	(1,816)

Net cash used in investing activities	(54,003)	(109,545)	(61,694)

Cash flows from financing activities:
Proceed from short-term borrowings	—	—	59,300
Payments on short-term borrowings	—	—	(63,237)
Payments of long-term borrowings	(39,240)	(657)	(456)
Retirement of long-term borrowings	—	—	(42,013)
Proceeds from long-term borrowings	—	—	95,000
Debt issuance costs	—	—	(5,158)
Payments of liabilities subject to compromise/priority tax claim	(2,645)	(1,265)	(966)
Payments of capital leases	—	—	(282)
Net proceeds from stock option exercises	5,506	1,535	—
Payments of dividends on redeemable preferred stock	—	(1,350)	—

Net cash provided by (used in) financing activities	(36,379)	(1,737)	42,188

Increase (decrease) in cash and cash equivalents	43,843	(50,601)	(3,957)
Cash and cash equivalents, beginning of year	20,980	64,823	14,222

Cash and cash equivalents, end of year	$64,823	$14,222	$10,265

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$500	$—	$3,103
Property and equipment unpaid and included in accounts payable	$3,858	$5,638	$3,447
Supplemental disclosures of cash flow information:
Interest paid	$33,002	$31,359	$34,959
Income taxes paid (refunded)	$1,202	$(103)	$406

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

(1) Basis of Presentation

These footnotes and accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our”, and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries and not any other person.

Our predecessor, Rotech Medical Corporation (the “Predecessor”), emerged from bankruptcy on March 26, 2002. Pursuant to its Plan of Reorganization (the “Plan”), on March 26, 2002, Rotech Medical Corporation transferred to Rotech Healthcare Inc. substantially all of the assets it used in connection with its businesses and operations (including stock of substantially all of its subsidiaries). As partial consideration for the transfer of the assets to Rotech Healthcare Inc., Rotech Healthcare Inc. transferred to Rotech Medical Corporation 24,999,998 shares of common stock, which represented all of its outstanding shares of common stock, for further distribution by Rotech Medical Corporation to its senior creditors as contemplated by the Plan.

Our certificate of incorporation authorizes us to issue up to 250,000 shares of Series A Convertible Redeemable Preferred Stock with an aggregate stated value of $5,000. Concurrent with the effectiveness of the Plan, we issued all of the shares of Series A Convertible Redeemable Preferred Stock to an employee profit sharing plan.

In connection with our emergence from bankruptcy, we adopted the fresh-start reporting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-start reporting, the reorganization value of the Company was allocated to the Company’s assets based on their respective fair values similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets are reported as an intangible asset referred to as “Reorganization value in excess of value of identifiable assets—goodwill.”

Our common stock currently trades on the NASDAQ Global Market under the trading symbol “ROHI”.

(2) Liquidity

We are highly leveraged. As of December 31, 2006, we had $384,866 of long-term debt outstanding. We have also experienced significant declines in net cash provided by operating activities, which were $134,225, $60,681 and $15,549 for the years ended December 31, 2004, 2005 and 2006, respectively, primarily as the result of Medicare reimbursement cuts. Although we are highly leveraged and have experienced declines in net cash provided by operating activities, our current cash projections indicate that the cash generated from our operations and the funds available under our credit facility will be sufficient and we expect to be able to meet our working capital, capital expenditure and other cash needs through 2007. Management believes they have the ability to manage our cash flows in order to be able to meet our obligations as they become due during 2007.

On March 12, 2007, we drew $7,000 from the revolving credit facility in preparation for the upcoming interest payment due on April 2, 2007. Following this draw, we have $5,352 remaining under the $25,000 revolving credit facility (the commitment to fund the last $5,000 of the revolving line of credit is subject to the approval of lenders holding a majority of maximum credit amount then outstanding). As of March 14, 2007, including the $7,000 drawn from the revolving credit facility, we had approximately $13,300 in cash. We currently project our balance to increase over the next three weeks leading up to our April 2 interest payment of $13,633.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified EBITDA thresholds and a specified consolidated total leverage ratio. We were in compliance with such covenants as of December 31, 2006. Our budget indicates that we will meet these covenant requirements for 2007 (see Note 10, Long-Term Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples include disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period(s); and the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. In general, management’s estimates are based upon historical experience, information from third party professionals and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results and outcomes may differ from management’s estimates and assumptions.

Fresh-Start Reporting

We adopted fresh-start reporting, effective March 31, 2002. Under fresh-start reporting, the reorganization value of the Company is allocated to the Company’s assets based on their respective fair values in conformity with a method similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets is reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” In adopting fresh-start reporting, we engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The estimate of reorganization value was based upon our cash flows, selected comparable market multiples of publicly traded companies, lease obligations, and other applicable valuation techniques.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; our price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor. During the rental period, we are responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacies and shipped directly to the patient’s home, are recognized at the time of shipment. Revenues derived from capitation arrangements are insignificant.

Net Patient Service Revenues

Net patient service revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net patient service revenues are recorded based upon the applicable fee schedule.

We track collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for our provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net patient service revenues and consists of:

(1) Differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. We do not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, we record revenue based upon our usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

(2) Services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by us. Final payment under governmental programs, and most third-party contracts, is subject to administrative review and audit. Furthermore, the complexity of governmental and third-party billing reimbursement arrangements, including patient qualification and medical necessity requirements, may result in adjustments to amounts originally recorded. Such adjustments may be recorded as the result of the denial of claims billed to governmental or third-party payors, or as the result of our review procedures prior to submission of the claim to the governmental or third-party payor. Actual adjustments that result from services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by us are recorded against the allowance for contractual adjustments.

The provision for contractual adjustments reduces amounts recorded through our billing system to estimated net realizable amounts. We record the provision for contractual adjustments based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for contractual adjustments are supported by various methods including current and historical cash collections, as well as actual contractual adjustment experience. This percentage, which is adjusted at least on an annual basis, has proven to be the best indicator of expected realizable amounts.

We closely monitor our historical contractual adjustment rates, as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information it believes to be available. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net patient service revenues at their net realizable values.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

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

Provision for Doubtful Accounts

Medicare and most other government and commercial payors that provide coverage to our customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for payment of charges for all services rendered by us.

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Accounts Receivable, net

Accounts receivable are presented net of allowances for contractual adjustments and doubtful accounts. Allowances for contractual adjustments and doubtful accounts are initially recorded based upon historical collection experience through the provisions for contractual adjustment and doubtful accounts, as described above. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. Actual accounts receivable write-offs due to contractual adjustments or accounts deemed uncollectible are applied against these allowance accounts in the normal course of business. On a quarterly basis, we perform analyses to evaluate the estimated net realizable value of accounts receivable. As a result of this quarterly review process, the allowances for contractual adjustments and doubtful accounts are adjusted, as necessary, to reflect that estimated net realizable value. Specifically, we consider historical collection data, accounts receivable aging trends, other operating trends and relevant business conditions.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at the date of our investment. Our cash and cash equivalents are invested in money market accounts.

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

Capitalized Software

Included in property and equipment are costs related to internally developed and/or purchased software that are capitalized and amortized over periods varying from three to fifteen years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and payroll- related costs for employees directly involved in the development of internal-use software. The carrying value of capitalized software is reviewed if the facts and circumstances suggest that it may be impaired. Indicators of impairment may include a subsequent change in the extent or manner in which the software is used or expected to be used, a significant change to the software is made or expected to be made or the cost to develop or modify internal-use software exceeds that expected amount.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Reorganization Value in Excess of Value of Identifiable Assets—Goodwill and Intangible Assets

Reorganization value in excess of value of identifiable assets—goodwill, represents the portion of our reorganization value at March 26, 2002 that could not be attributed to specific tangible or identified intangible assets recorded in connection with the implementation of fresh-start reporting. These amounts are not amortized, but instead tested for impairment in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Fair values for goodwill and intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. The impairment evaluation for goodwill and other intangible assets is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired.

We account for our business combinations in accordance with the purchase method of accounting. Purchase prices are allocated to the various underlying tangible and intangible assets and liabilities on the basis of estimated fair value. The fair value of acquired finite-lived identifiable intangible assets is amortized over the period of their expected useful life, generally 2 to 20 years.

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, we evaluate the recoverability of the net carrying value of our property and equipment and our other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows, excluding interest. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. Among other variables, we consider factors such as the effects of external changes to our business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment.

Deferred Financing Costs

Deferred financing costs related to our outstanding debt instruments are included in other assets on the consolidated balance sheet and amortized to interest expense based upon the term of the associated debt instruments using the effective interest rate method.

Cost of Net Revenues

Cost of net revenues includes the cost of products, drugs and supplies sold to patients, patient service equipment depreciation, and certain operating costs related to our respiratory services and pharmacy operations. Beginning in 2005, certain costs and expenses associated with our respiratory services and pharmacy operations were reclassified from selling general and administrative expense to cost of net revenues to reflect current industry practices. The costs and expenses related to certain respiratory services and pharmacy operations in 2004 have been reclassified in the accompanying consolidated financial statements to conform to this presentation.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2005 and 2006, advertising expenses were $395, $335 and $414, respectively.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Rebates, Early Pay Discounts Earned, and Co-Sale and Marketing Agreements

We account for rebates, early pay discounts earned, and co-sale and marketing agreements, in accordance with FASB Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). Rebates and early pay discounts for products sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by us toward earning the rebate or refund provided the amounts are probable and reasonably estimable. Consideration earned related to co-sale and marketing agreements is recorded when the specific contractual obligation is completed. The co-sale and marketing agreement payments are characterized as a reduction of the selling, general, and administrative expenses. We record all rebates based upon volume discounts as a reduction of the prices for those vendor’s products, and characterizes the rebate as a reduction of cost of net revenues in the statement of operations. If the consideration is not probable and reasonably estimable, it is recognized as the milestones are achieved.

Income Taxes

In connection with the Plan, we entered into a Tax Sharing Agreement with the Predecessor and Integrated Health Services, Inc. that sets forth our rights and obligations with respect to taxes arising from and in connection with the implementation of the Plan. The Tax Sharing Agreement sets forth that the parties to the agreement will, for tax purposes, treat the transfer of the Predecessor’s assets to us as a taxable event rather than as a tax-free reorganization. An election was made under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under analogous state and local law, with respect to the transfer of the Predecessor’s assets to us. As a result of such election, we accounted for the acquisition of the stock of all of the Predecessor’s subsidiaries as if we had acquired the assets of those subsidiaries for income tax purposes.

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

NOL carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryfowards attributable to periods before the change. We regularly monitor changes in ownership and any implications thereof under Section 382 of the Internal Revenue Code.

Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Stock-Based Compensation

Through December 31, 2005, we accounted for our stock-based compensation under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for our stock-based awards issued to employees and directors.

We adopted FASB Statement 123R, Share-Based Payment, effective January 1, 2006. We are following the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed. See Note 12 for the impact of adoption of this accounting principle on our prior years. In accordance with FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3), we utilize the alternative transition method to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital (APIC) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon adoption of Statement 123R. Based on our historical losses, we did not have cumulative excess tax benefits from share-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., the amount of the tax deductible share-based compensation is less than the related share-based compensation cost).

Fair Value of Financial Instruments

We believe the carrying amounts of cash, patient accounts receivable-net, other accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The fair value of our variable rate senior secured term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2005 and 2006 was $299,915 and $277,314, respectively.

Segment Information

We follow a centralized approach to management of our branch locations through standard operating procedures developed and monitored at the corporate level. Each autonomous branch location provides essentially the same products and services to customers at similar margins through similar distribution and delivery methods. Management reporting and analysis is done on a monthly basis for each location, and then aggregated for analysis as one operating segment for the chief operating decision maker. Additionally, each location operates in a highly regulated environment principally subjected to the same Medicaid and Medicare reimbursements and operating regulations. Additionally, management continually monitors the revenue, profits and losses, and allocated assets to each location for the assessments of whether quantitative thresholds have been exceeded under the aggregation criteria in FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information. We operate in one reportable segment, as defined by Statement 131; the provision of home medical equipment and related products and services.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. If applying the provisions of SAB 108 results in errors that are deemed material, than such errors, along with any additional immaterial errors, would be corrected through a cumulative effect adjustment. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and whether the error had been deemed to be immaterial in the past. We adopted SAB 108 as of December 31, 2006 and such adoption had no financial impact on our results of operation or financial condition.

Reclassifications

Certain amounts presented in the prior periods have been reclassified to conform to the current period presentation.

(4) Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2005	2006
Patient accounts receivable	$90,241	$91,155
Less allowance for doubtful accounts	14,766	12,463

	$75,475	$78,692

Included in patient accounts receivable at December 31, 2005 and 2006 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 60.0% and 58.2% of total outstanding receivables, respectively.

Included in patient accounts receivable are earned but unbilled receivables of $28,054 and $26,848 at December 31, 2005 and 2006, respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

(5) Business Acquisitions

During 2006, our business acquisition activities resulted in a total aggregate cost of $2,644 of which $1,816 was paid in cash. Additionally, we recorded a $300 deferred acquisition obligation, which is included in our accompanying consolidated balance sheet within accrued expenses and other current liabilities as of December 31, 2006. Payments in the aggregate amount of $4,237 were made on the deferred acquisitions obligations during 2006 and the remaining balance of $1,500 is included in accrued expenses and other current liabilities as of December 31, 2006.

During 2005, we acquired nine complementary home respiratory therapy businesses in specific geographic markets, for an aggregate total cost of $38,558, of which $30,777 was paid in cash. Additionally, we recorded $5,437 in deferred acquisition obligations which are included in the consolidated balance sheet within accrued expenses and other current liabilities as of December 31, 2005. In 2005, we recorded other income of $1,481 related to a legal settlement in conjunction with an acquisition in accordance with EITF 04-01 Accounting for Preexisting Relationships between the Parties to a Business Combination.

We had no acquisitions during 2004.

Our acquisitions are accounted for using the purchase method of accounting. The results of the operations of these acquisitions are included in the condensed consolidated financial statements from the purchase date. We allocated the purchase price related to our business acquisitions during the years ended December 31, 2005 and 2006 to the following assets:

	2005	2006
Current assets	$218	$—
Property and equipment	2,317	339
Intangible assets	5,235	699
Goodwill	30,788	1,606

Total assets acquired	$38,558	$2,644

The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2004 and 2005 includes the 2005 acquisitions as if they had been combined at the beginning of 2004:

	2004	2005
Net revenues	$564,589	$551,101

Net earnings	$37,960	$5,488

Basic- net earnings per common share	$1.51	$0.22

Diluted-net earnings per common share	$1.49	$0.21

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2004 or of future results of operations of the combined companies.

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of each of the respective periods have not been presented since the amounts are immaterial to us.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

(6) Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2006
Patient service equipment	$307,100	$351,253
Furniture, office equipment, computers and software	70,404	82,538
Vehicles	4,345	3,883
Leasehold improvements	13,041	12,890

	394,890	450,563
Less accumulated depreciation	246,722	302,411

	$148,168	$148,153

Depreciation expense was $75,481, $64,195 and $60,928 for the years ended December 31, 2004, 2005, and 2006, respectively.

(7) Goodwill and Intangible Assets

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), we determined that an interim test of impairment was required as of June 30, 2006, due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide and the resulting decline in market capitalization since the previous annual impairment test. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value.

We completed the first step of the interim impairment test as of June 30, 2006 and determined that an impairment loss had occurred. We were unable to complete the second step of the impairment test prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and therefore recorded a preliminary estimated non-cash impairment charge of $449,000 as of June 30, 2006, in accordance with Statement 142. This amount was recorded as a reduction to reorganization value in excess of fair value of identifiable assets—goodwill. The estimated impairment charge was calculated based upon market capitalization (i.e., quoted market prices) and the carrying value of our assets and liabilities, excluding goodwill. Other than approximately $117 paid in September 2006 in connection with the fifth amendment and limited waiver to our former credit agreement, the estimated $449,000 impairment charge did not result in cash expenditures and will not result in future cash expenditures.

We completed the second step of the interim impairment test during the quarter ended September 30, 2006 with the assistance of independent valuation specialists. The second step of the impairment test compares the fair value of the Company, determined in the same manner as in a business combination, to the fair value of its assets and liabilities with the remainder being the implied fair value of goodwill. The second step was performed to determine the actual amount of the impairment as of June 30, 2006. Based upon the completed impairment test, we determined that the actual impairment was $529,000 as of June 30, 2006. As such, in accordance with Statement 142, we recorded an additional non-cash impairment charge of $80,000 for the three months ended

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

September 30, 2006. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Upon completion of the interim impairment analysis, we performed our annual impairment assessment as of September 30, 2006 with the assistance of independent valuation specialists. Based upon this analysis, and after consideration of the June 30, 2006 impairment charge, we determined that no additional impairment charge was necessary as of September 30, 2006.

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2007—$1,376; 2008—$1,354; 2009—$1,352; 2010—$1,280; 2011—$1,208. Accumulated amortization was $4,731 and $6,121 at December 31, 2005 and 2006, respectively. The weighted-average useful life of other intangible assets was 17.8 years and 17.8 years as of December 31, 2005 and 2006, respectively.

Provided below is an accounting of intangible assets, other goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2004 through December 31, 2006:

	Intangible assets subject to amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets—goodwill
Balance at January 1, 2004	$17,684	$11,256	$692,154
Amortization expense for year ended December 31, 2004	(1,074)	—	—

Balance at December 31, 2004	16,610	11,256	692,154
Acquisitions during the year ended December 31, 2005	5,235	30,788	—
Other intangibles	75	—	—
Amortization expense for year ended December 31, 2005	(1,337)	—	—

Balance at December 31, 2005	20,583	42,044	692,154
Acquisitions during the year ended December 31, 2006	699	1,606	—
Other intangibles	12	226	—
Goodwill impairment	—	—	(529,000)
Amortization expense for year ended December 31, 2006	(1,390)	—	—

Balance at December 31, 2006	$19,904	$43,876	$163,154

(8) Other Assets

Other assets consist of the following at December 31:

	2005	2006
Debt issue costs	$8,214	$10,311
Prepaid expenses—long term	468	226
Deposits	2,620	2,525

	$11,302	$13,062

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Amortization of the deferred financing costs was approximately $2,572, $1,384 and $2,241 for the years ended December 31, 2004, 2005 and 2006, respectively. Accumulated amortization of the deferred financing costs was $10,568 and $12,809 as of December 31, 2005 and 2006, respectively.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2005	2006
Accrued salaries and wages	$10,228	$7,749
Accounts receivable credit balances	3,203	2,776
Notes payable on acquisitions	5,437	1,500
Accrued health insurance and other claims	3,877	3,990
Current portion of priority tax claim	966	1,034
Dividends payable	—	450
Sales tax payable	860	857
Accrued employee/employer 401K contributions	766	848
Other	99	9

	$25,436	$19,213

(10) Long-Term Debt

Our long-term debt consists of the following:

	2005	2006
Capital lease obligations with interest at a fixed rate of 4.5%, due in monthly installments through October 2006, secured by equipment	$282	$—
Capital lease obligation with interest at a fixed rate of 9.0%, due in two installments payable in 2007, secured by equipment	—	3,103
Former senior secured term loan repaid in full on September 15, 2006	42,232	—
Current senior secured term loan; $238 payable quarterly through June 15, 2008 with remainder due September 15, 2008, interest payable at LIBOR rate plus 3.5%, payable monthly	—	94,763
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	329,514	384,866
Less current portion	634	4,053

Total long-term debt	$328,880	$380,813

On September 15, 2006, we entered into a credit agreement with Highland Financial Corp., as lead arranger and sole bookrunner, Nexbank, SSB, as collateral agent and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the credit agreement. The credit facility has a maximum credit amount of $120,000 that consists of a $25,000 revolving line of credit and a $95,000 term loan (the commitment to fund the last $5,000 of the revolving line of credit is subject to certain conditions). A portion of the revolving line of credit, not in excess of $15,000 is available for the issuance of letters of credit. The

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

amount available for the issuance of letters of credit was temporarily increased from $15,000 to $24,000 to accommodate the transfer of letters of credit under our former credit agreement to the issuing bank under our current credit agreement. As of December 31, 2006, standby letters of credit totaling $14,124 have been issued under this credit facility. The credit agreement expires in September 2008 and replaced our previous credit facility.

The credit agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events. The credit agreement contains customary covenants for financings of this type, including, but not limited to, limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; limitations on changes in lines of business; and restrictions our ability to incur indebtedness, dispose of property, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including requirements regarding certain specified EBITDA thresholds and a specified consolidated total leverage ratio.

The credit agreement contains customary events of default. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants (including the failure to comply with financial covenants) or obligations and, as applicable, the failure to cure the same within a specified number of days, (iii) material breach of our representations and warranties, (iv) the occurrence of a change of control (as defined in the credit agreement), and (v) the commencement of any proceeding relating to bankruptcy us or any guarantor. Under certain circumstances, if an event of default occurs and is continuing, payment of amounts due under the credit agreement may be accelerated and the lending commitments under the credit agreement may be terminated.

Our obligations under the credit facilities are guaranteed by each of our direct and indirect domestic subsidiaries. All obligations under the credit facilities and the guarantees are secured by a first priority security interest in substantially all of our tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of our direct and indirect subsidiaries.

Under terms of the indenture governing our senior subordinated notes, the notes are subordinated in right of payment to our existing and future senior debt. In the event of bankruptcy, liquidation, dissolution or similar proceeding, or certain other events, including a payment default on our secured senior credit facilities, we may be prevented from making payments to the holders of its senior subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under the credit agreement governing our senior secured credit facilities that results in the acceleration of our obligations under such agreement will result in a cross default under the indenture, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare such notes immediately due and payable.

Long-term debt maturities excluding capital lease obligations are as follows: 2007—$950; 2008—$93,813; 2009—$0; 2010—$0; 2011—$0; and thereafter—$287,000.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2007	$3,150

Total	3,150
Less amount representing interest	47

Present value of minimum capital lease payments	$3,103

At December 31, 2006, the equipment under capital leases is included in property and equipment with a carrying amount of $3,103 and no accumulated depreciation as the related assets were received prior to December 31, 2006 but not placed in service until January 2007.

Interest expense, net was as follows for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Interest expense	$33,967	$32,694	$36,907
Interest income	(271)	(1,191)	(682)

Interest expense, net	$33,696	$31,503	$36,225

(11) Lease Commitments

We operate principally in leased offices and warehouse facilities. In addition, our vehicles, delivery vehicles and office equipment are leased under various operating leases. Lease terms range from four months to ten years with renewal options for additional periods. Many leases provide that we pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

We recognize rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $22,079, $25,289 and $28,093 for the years ended December 31, 2004, 2005 and 2006, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2006, the short term portion of the liability of $60 is included in the accompanying consolidated balance sheet within accrued expenses and other current liabilities. The long term liability portion of $499 is included in the other long-term liabilities.

Future minimum rental commitments under non-cancelable leases, for corporate offices, billing centers, branch locations and vehicle leases, are as follows:

For the years ending December 31:
2007	$23,268
2008	16,733
2009	12,382
2010	8,662
2011	4,537
Thereafter	339

$65,921

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

(12) Share-Based Compensation and Stockholders’ Equity

We adopted FASB Statement 123R, Share-Based Payment, effective January 1, 2006. Under the provisions of Statement 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for our stock-based compensation under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribed the intrinsic value method of accounting for its stock-based awards issued to employees and directors. We followed the “modified prospective” method of adoption of Statement 123R whereby earnings for prior periods have not been restated as though stock based compensation had been expensed.

Stock Options: Under the Rotech Healthcare Inc. Common Stock Option Plan (the “Option Plan”), which became effective March 26, 2002, we can grant to employees, directors, or consultants incentive and nonqualified options to purchase up to 4,025,000 shares of common stock. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years. At December 31, 2006, options to acquire up to 64,878 shares of common stock were available for grant pursuant to the Option Plan, options exercisable for 2,308,975 shares of common stock were outstanding at prices ranging from $14.55 to $27.55 per share, and 409,272 shares of common stock had been issued upon the exercise of options granted under the Option Plan. For the year ended December 31, 2006, we recorded share-based compensation expense of $15, none of which related to awards prior to the adoption of Statement 123R. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. We did not incur any stock option related employee share-based compensation expense for either of the years ended December 31, 2004 or 2005.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during each of the respective years ended December 31:

	2004	2005	2006
Expected volatility	27.98%	32.52%	86.75%
Dividend yield	—%	—%	—%
Expected option life (years)	6.86	7.31	7.45
Average risk-free interest rate	3.60%	3.93%	4.77%

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

The following table summarizes our stock option transactions for the years ended December 31, 2004, 2005 and 2006:

	Number of Shares	Weighted Average Price
Options outstanding at December 31, 2003	3,291,250	$18.48
Granted	440,000	$23.39
Exercised	(281,716)	$19.54
Forfeited	(235,159)	$18.70

Options outstanding at December 31, 2004	3,214,375	$19.04
Granted	125,000	$24.09
Exercised	(85,525)	$25.24
Forfeited	(126,250)	$21.00

Options outstanding at December 31, 2005	3,127,600	$19.23
Granted	1,241,875	$1.26
Exercised	—	$—
Forfeited	(818,625)	$21.18

Options outstanding at December 31, 2006	3,550,850	$12.47

The following table summarizes our stock options outstanding and exercisable by ranges of option price, as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Option Price
$ 1.26 – $14.54	1,241,875	9.88	$1.26	—	—
$14.55 – $16.99	24,000	6.38	$14.55	24,000	$14.55
$17.00 – $19.94	1,539,975	6.13	$17.00	1,539,975	$17.00
$19.95 – $20.00	435,000	5.45	$20.00	435,000	$20.00
$20.01 – $26.00	270,000	7.09	$23.61	270,000	$23.61
$26.01 – $27.55	40,000	8.14	$27.41	40,000	$27.41

Total	3,550,850	7.45	$12.47	2,308,975	$18.49

The weighted average exercise prices and grant date fair values of options with an exercise price that is less than, equal to, or greater than, the market price on the grant date are as follows for the years ended December 31, 2004, 2005 and 2006:

	2004		2005		2006
	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value
Options issued:
Less than market price	$—	$—	$—	$—	$—	$—
Equal to market price	$23.39	$3.88	$24.09	$8.89	$1.26	$0.72
Greater than market price	$—	$—	$—	$—	$—	$—

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Effective November 15, 2006, an aggregate of 1,241,875 stock options were granted under the Option Plan to certain of our employees. Each of these options represents the right to purchase one share of our common stock and has an exercise price of $1.26 per share, which was the closing sales price per share of our common stock on November 15, 2006 as quoted on NASDAQ. The options expire on November 15, 2016 and are subject to vesting and other terms and conditions.

Prior Period Pro Forma Presentation: Through December 31, 2005, we accounted for our stock-based compensation under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes the intrinsic value method of accounting for our stock-based awards issued to employees and directors.

Accordingly, through December 31, 2005, we did not recognize compensation expense for our stock options awarded to employees and directors in the condensed consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, our net earnings available to common stockholders and basic and diluted earnings (loss) per share for the years ended December 31, 2004 and 2005 would have been as follows:

	Year ended December 31, 2004	Year ended December 31, 2005
Net earnings:
As reported	$36,010	$5,546
Less: employee stock compensation, net of tax, that would have been included in the determination of net earnings had the fair value based method been applied to all awards	(1,453)	(4,424)

Pro forma	$34,557	$1,122

Basic net earnings per common share:
As reported	$1.41	$0.20
Pro forma	$1.36	$0.03

Diluted net earnings per common share:
As reported	$1.39	$0.20
Pro forma	$1.34	$0.03

Restricted Stock Awards and Units: Effective as of August 1, 2004, we established the Rotech Healthcare Inc. Non-employee Director Restricted Stock Plan. Under the terms of the plan, non-employee directors will receive a certain number of shares per year subject to transfer restrictions for a set period of time. The maximum number of shares issued under the plan cannot exceed 200,000. Restricted stock awards for an aggregate amount of 32,000, 40,000 and 24,000 shares of common stock have been granted to our non-employee directors during the years ending December 31, 2004, 2005 and 2006, respectively. The weighted average per share fair value for the 2004, 2005 and 2006 grants was $20.50, $23.19 and $3.76, respectively. Stock compensation expense recognized by us in the years ended December 31, 2004, 2005 and 2006 under the restricted stock plan was approximately $232, $745 and $652, respectively.

Stock Option Acceleration: In November 2005, our Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Option Plan, effective November 22, 2005, representing options exercisable for the total of 1,148,187 shares of our common stock, including a total of 436,309 shares of common stock underlying options held by our executive officers. This acceleration was

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

expected to reduce after-tax stock option expense that we would otherwise have been required to record by approximately $4,424. Of this amount, which represents four years of charges with regard to the affected shares, approximately $934 would have been recorded in our 2006 fiscal year absent the acceleration. The acceleration of the vesting schedule of our options was effected pursuant to Section 5(a)(iv) of the Option Plan. Typically, stock options granted under the Option Plan vest over a four-year period.

Immediately prior to November 22, 2005, all of our unvested options under the Option Plan had stated exercise prices that exceeded the current market price of our common stock and were “out-of-the-money.” Such options have exercise prices ranging from $17.00 to $27.55 per share and represent approximately 36% of our total outstanding stock options. Except for the accelerated vesting of the options issued under the Option Plan, all other terms and conditions of the options granted under the Option Plan remain the same. The accelerated vesting of the options outlined above will not alter the vesting of grants of restricted common stock made by us.

Earnings Per Common Share: Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 762,500, 534,357 and 2,990,777 for the years ended December 31, 2004, 2005 and 2006, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2005 and 2006 are presented below:

	Year ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Weighted average basic shares	25,146,315	25,379,173	25,461,434
Effect of dilutive securities:
Stock options	395,256	423,036	—
Stock awards	2,445	15,565	—

Weighted average diluted shares	25,544,016	25,817,774	25,461,434

(13) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2005 and 2006 consists of:

	2004	2005	2006
Current:
Federal	$2,434	$(754)	$(80)
State	2,454	856	438

Total current provision	4,888	102	358

Deferred:
Federal	20,403	3,158	(35,241)
State	2,273	353	(3,925)

Total deferred provision	22,676	3,511	(39,166)

Federal and state income taxes (benefit)	$27,564	$3,613	$(38,808)

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	2005	2006
Current deferred tax (asset) liabilities:
Deferred revenue	$9,992	$10,444
Other accrued liabilities	(1,188)	(1,683)
Other	1,913	(3,875)
Less: valuation allowance	—	3,286

Total current deferred tax (asset) liabilities, net	10,717	8,172

Long-term deferred tax (asset) liabilities:
Property and equipment	(181)	(2,064)
Intangible assets	66,462	(54,788)
Net operating loss (NOL) carryforward	(34,707)	(23,066)
Other deferred liabilities	—	379
Other deferred assets	—	(100)
Less: valuation allowance	—	74,836

Total long-term deferred tax (asset) liabilities, net	31,574	(4,803)

Net deferred tax liabilities	$42,291	$3,369

A reconciliation of the tax provision computed at the statutory federal tax rate on earnings before income taxes to the actual income tax provision is as follows for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Tax provision computed at the statutory rate	$22,251	$3,206	$(200,518)
State income taxes, net of federal income tax benefit	2,100	320	(18,811)
Intangibles amortization and other book expenses not deductible for tax purposes	374	236	364
Increase in deferred tax asset valuation allowance	—	—	78,122
Write-off built-in losses under Section 382	—	—	69,992
Write-off NOLs under Section 382	—	—	34,358
Other	2,839	(149)	(2,315)

Total income tax expense	$27,564	$3,613	$(38,808)

We determined that an ownership change (as defined in Section 382 of the Internal Revenue Code (“Section 382”)) occurred on December 31, 2006. Based upon application of the provisions of Section 382, we have an estimated annual NOL carryforward limitation of approximately $2,787 related to any future carryforward use of NOLs generated prior to the change of ownership. Accordingly, we wrote-off deferred tax assets of $34,358 relating to $88,324 of NOLs during the year ended December 31, 2006 and have available federal NOLs of approximately $55,735 as of December 31, 2006, which will fully expire in 2026.

In addition, we are subject to restrictions of future tax attributes related to assets with built-in tax losses as defined under Section 382. These restrictions resulted in a write-off of $69,992 in deferred tax assets during the year ended December 31, 2006.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

We have provided a full valuation allowance against our net deferred tax assets due to our judgment that it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including the goodwill impairment charge, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement, we believe that there is sufficient uncertainty regarding the realization of net deferred tax assets such that a full valuation allowance is required.

We believe that we have adequately provided for income tax issues not yet resolved with federal, state and local tax authorities. At December 31, 2006, $2,082 was accrued for such federal, state and local tax matters and is included in income taxes payable. Although not probable, the most adverse resolution of these federal, state and local tax issues could result in additional charges to earnings in future periods in addition to the $1,600 currently provided. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon our results of operations or financial condition.

(14) Insurance Coverage

We have a self-insured plan for health and medical coverage for our employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $175. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets were approximately $2,921 and $2,936 as of December 31, 2005 and 2006, respectively.

We are subject to workers’ compensation and employee health benefit claims, which are primarily self-insured; however, we maintain certain stop-loss and other insurance coverage which we believe to be appropriate. Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

(15) Pharmacy Compounding

On August 10, 2006, we received a warning letter from the Food and Drug Administration (FDA) relating to our subsidiary, Pulmo-Dose, Inc. The warning letter states that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeds the scope of the practice of pharmacy and that Pulmo-Dose is operating as a pharmaceutical manufacturer and not a pharmacy engaged in extemporaneous compounding.

We submitted a formal response to the warning letter on September 8, 2006, explaining that while we disagree with the FDA’s assertions, we have commenced, in collaboration with our patients’ physicians, a process to switch patients currently taking the compounded products identified in the warning letter to drug products that are commercially available, where clinically appropriate. In addition, we are not accepting any new prescriptions for these compounded products. As of March 5, 2007, of the approximately 15,000 patients previously receiving compounded drug products, over 12,500 have been successfully switched to commercially available drug products. We continue to work with our patients’ physicians to switch the remaining patients and expect completion of this process within the next few months. As a result of our decision to switch these patients

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

to commercially available drug products, we have taken a one-time, non-cash charge of $4,000 for the three months and year ended December 31, 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable.

(16) Certain Significant Risks and Uncertainties

We and others in the health care business are subject to certain inherent risks, including the following:

•

Substantial dependence on revenues derived from reimbursement by various Federal health care programs (including Medicare) and State Medicaid programs which have been significantly reduced in recent years and which entail exposure to various health care fraud statutes;

•	Inconsistent payment patterns from Centers for Medicare and Medicaid Services and its contractors or other third party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging malpractice and related claims.

Such inherent risks require the use of certain management estimates in the preparation of the Company’s financial statements and it is reasonably possible that changes in such estimates may occur.

Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. We do not believe that any lawsuit we (or our predecessor, Rotech Medical Corporation, the “Predecessor”) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. As a result, we maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate.

As previously disclosed, on February 2, 2000, Integrated Health Services and substantially all of its subsidiaries, including the Predecessor filed voluntary petitions in the Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. By order of the Bankruptcy Court, the last day on which pre-bankruptcy claims could be filed, with certain exceptions, was August 29, 2000. Claims were asserted against the Predecessor with respect to various obligations. On February 13, 2002, the Bankruptcy Court confirmed the Predecessor’s plan of reorganization (the “Plan”) which became effective on March 26, 2002. On December 20, 2004, the Bankruptcy Court entered a final decree closing the Predecessor’s bankruptcy case. In connection with its emergence from bankruptcy, claims made against the Predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of the Plan or pursuant to settlement agreements approved by the Bankruptcy Court. However, although we believe that all pre-petition state claims have also been discharged or dealt with in the Plan, states in other bankruptcy cases have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against the Predecessor or us involving pre-petition claims. Since the date of confirmation of the Plan, neither we nor the Predecessor has received any correspondence from a state challenging the pre-petition discharge of claims.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of the Company’s former employees was unsealed and served on the Company and several of its subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, the Company filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. The case is currently stayed until April 30, 2007. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We have produced the requested documents and we will continue to cooperate with the investigation.

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

Our predecessor, Rotech Medical Corporation, and the Office of Inspector General (the “OIG”) of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement. Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The term of the Corporate Integrity Agreement expired in February 2007, however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We are required to submit our final annual report on or before July 11, 2007. If we were to be found in violation of any terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

ranging from $1.00 per day to $2.50 per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

(17) Employee Benefit Plans

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. Our contribution expense was approximately $565, $507 and $821 for the years ended December 31, 2004, 2005 and 2006, respectively.

Employee Profit Sharing Plan

Pursuant to the Plan, we contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (see Note 19) (the “Initial Company Contribution”) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (the “Employees Plan”). Employees of the Company as of the effective date of the Employees Plan (the “Effective Date”), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on January 1 or July 1 following their first day of employment with the Company. Our contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by us to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. The Initial Company Contribution to the Employees Plan was valued at $5,000 and was charged to operations of the Predecessor for the three months ended March 31, 2002. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Convertible Redeemable Preferred Stock under the Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and, in order to account for the period from the inception of the Employees Plan to such date, the first declaration of dividends covered the preceding two years. Accordingly, in June 2004, dividends in the amount of $900 were declared on our Series A Convertible Redeemable Preferred Stock and such dividends were paid during the first quarter of 2005. At each of the 2005 and 2006 annual meetings of the board of directors, dividends in the amount of $450 were declared on our Series A Convertible Redeemable Preferred Stock. The 2005 dividend was paid in December 2005 and the 2006 dividend was paid in January 2007. In addition, in order to maintain compliance with certain requirements of Federal law applicable to the Employees Plan, we made a cash contribution to the plan in the amount of $500 during the fourth quarter of 2005.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2004 and 2006, we repurchased 804 and 2,688 shares, respectively. There were no such repurchases during 2005.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

(18) Revenue Data and Concentration of Credit Risk

Net revenues are derived from the following principal service categories:

	For Years Ended December 31,
	2004	2005	2006
Oxygen and other respiratory therapy	$463,487	$468,187	$437,078
Home medical equipment	66,088	59,933	57,191
Other	5,754	5,062	4,482

	$535,329	$533,182	$498,751

Our revenue is generated through approximately 500 locations in 48 states. We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenues were derived from the following payor sources for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	71.0%	66.7%	67.8%
Commercial payors	25.5%	29.9%	28.7%
Private payors	3.5%	3.4%	3.5%

Total	100.0%	100.0%	100.0%

(19) Series A Convertible Redeemable Preferred Stock

We issued 250,000 shares of Series A Convertible Redeemable Preferred Stock (Series A Preferred) upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by our employee profit sharing plan (see Note 17) and the total preferred stock authorized by us is 1,000,000 shares. Each share of Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year.

The Series A Preferred has conditional redemption features. During the first five years, the Series A Preferred is only convertible immediately prior to the consummation of an underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933 at a price per share of at least $20 and with gross proceeds to us of at least $100,000. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of our

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2004, 2005 and 2006

(In thousands, except share and per share data)

common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by us on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 246,508 shares of Preferred Stock would be approximately $4,930 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements. We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2004 and 2006, we repurchased 804 and 2,688 shares, respectively. There were no such repurchases during 2005.

In the event of any bankruptcy, liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of Series A Preferred shall receive, out of our assets legally available for distribution to our stockholders, prior to any payment to the holder of shares of common stock, the redemption amount described above as a preferential distribution.

No dividends will be declared or paid upon our common stock, unless and until dividends have been declared on the Series A Preferred. Dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007

Dividends payable on Series A Preferred in the amount of $450 are included in our accompanying consolidated balance sheet as of December 31, 2006 within “Accrued expenses and other current liabilities, including dividends payable”.

(20) Restructuring Accruals

During 2004 and 2005, we undertook certain restructuring activities that included employee reductions and real estate consolidations to improve operating effectiveness and efficiencies. During the year ended December 31, 2004, we recognized restructuring related charges, which consisted of severance and lease cancellation charges in the amount of $538, and the payments in the amount of $1,698 relating to severance and lease cancellation charges. During the year ended December 31, 2005, we recognized restructuring related charges, which consisted of severance and lease cancellation charges in the amount of $950, and payments in the amount of $346 relating to severance and lease cancellation charges. As of December 31, 2004, we had approximately $516 recorded in accrued expense related to restructuring charges. As of December 31, 2005, we had approximately $1,021 recorded in accrued expense related to restructuring charges and severance charges. The restructuring related charges are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No such expenses were recorded during 2006 and there are no remaining amounts in accrued expense related to restructuring charges and severance charges.