Form 10-Q
period 2007-03-31
ROTECH HEALTHCARE INC
filed 2007-05-10
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

As of May 7, 2007, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,265	$69,170
Accounts receivable, net	78,692	80,082
Other accounts receivable	1,114	1,145
Income taxes receivable	—	196
Inventories	9,486	10,531
Prepaid expenses	4,624	3,348

Total current assets	104,181	164,472
Property and equipment, net	148,153	144,862
Intangible assets (less accumulated amortization of $6,121 at December 31, 2006 and $6,470 at March 31, 2007)	19,904	19,675
Other goodwill	43,876	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	163,154	163,154
Deferred tax asset, net	4,803	6,410
Restricted cash	—	12,493
Other assets	13,062	16,136

	$497,133	$571,078

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,124	$29,396
Accrued expenses and other current liabilities, including dividends payable	19,213	18,731
Accrued interest	7,194	13,893
Deferred revenue	10,330	10,378
Deferred tax liabilities, net	8,172	8,010
Income taxes payable	1,225	—
Current portion of long-term debt	4,053	1,552

Total current liabilities	72,311	81,960
Priority tax claim	2,313	2,160
Other long-term liabilities	636	600
Long-term debt, less current portion	380,813	467,000
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 246,508 and 245,747 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	5,343	5,455
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,481,270 shares issued and outstanding at December 31, 2006 and 25,505,270 shares issued and outstanding at March 31, 2007	3	3
Additional paid-in capital	505,310	505,366
Accumulated deficit	(469,596)	(491,466)

Total stockholders’ equity	35,717	13,903

	$497,133	$571,078

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2006	2007
Net revenues	$132,474	$135,368
Cost of net revenues:
Product and supply costs	25,051	35,697
Patient service equipment depreciation	11,382	11,647
Operating costs	7,118	5,963

Total cost of net revenues	43,551	53,307

Provision for doubtful accounts	4,089	4,432
Selling, general and administrative	75,957	76,270
Depreciation and amortization	4,995	4,090

Total costs and expenses	128,592	138,099

Operating income (loss)	3,882	(2,731)
Interest expense, net	8,381	10,066
Other expense, net	102	51
Loss on extinguishment of debt	—	12,169

Loss before income taxes	(4,601)	(25,017)
Federal and state income tax benefit	(1,693)	(3,261)

Net loss	(2,908)	(21,756)
Accrued dividends on redeemable preferred stock	113	113

Net loss attributable to common stockholders	$(3,021)	$(21,869)

Net loss per common share—basic	$(0.12)	$(0.86)

Net loss per common share—diluted	$(0.12)	$(0.86)

Weighted average shares outstanding—basic	25,417,270	25,487,937

Weighted average shares outstanding—diluted	25,417,270	25,487,937

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2006	2007
Net loss	$(2,908)	$(21,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	4,089	4,432
Depreciation and amortization	16,791	16,642
Loss on extinguishment of debt	—	12,169
Deferred income taxes	(1,694)	(1,769)
Other reconciling adjustments	318	43
Changes in operating assets and liabilities:
Accounts receivable	(18,739)	(5,822)
Other receivables	107	(31)
Income taxes receivable	—	(196)
Inventories	13	(1,045)
Prepaid expenses	1,194	1,276
Other assets	(45)	171
Accounts payable and accrued expenses	(5,535)	7,762
Other long-term liabilities	—	(35)
Accrued interest	6,740	6,699
Income taxes payable	(243)	(1,225)
Deferred revenue	255	48

Net cash provided by operating activities	343	17,363

Cash flows from investing activities:
Purchases of property and equipment	(19,563)	(12,583)
Business acquisitions	(2,013)	—

Net cash used in investing activities	(21,576)	(12,583)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,000	7,000
Payments of short-term borrowings	—	(7,300)
Payments of long-term borrowings	(110)	(238)
Retirement of long-term borrowings	—	(94,525)
Proceeds from long-term borrowings	—	180,000
Debt issuance costs	—	(7,951)
Prepayment premium on long term borrowings	—	(8,367)
Cash collateralization of letters of credit – restricted cash	—	(12,493)
Payments of dividends on preferred stock	—	(450)
Principal payments on capital leases	(55)	(1,551)
Changes in liabilities subject to compromise/priority tax claim	(554)	—

Net cash provided by financing activities	9,281	54,125

(Decrease) increase in cash and cash equivalents	(11,952)	58,905
Cash and cash equivalents, beginning of period	14,222	10,265

Cash and cash equivalents, end of period	$2,270	$69,170

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience, information from third party professionals and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. See Note 11 for additional information regarding FIN 48.

(3)	Liquidity and Debt Refinancing

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”), with a 1% original issue discount. We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. See Note 10 for additional details regarding the terms of the Senior Facility.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2006 and 2007. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 3,189,474 and 2,841,491 for the three months ended March 31, 2006 and 2007, respectively, are excluded from the computation of diluted EPS. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31, 2006 and 2007 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2006:
Basic and diluted EPS:
Net loss	$(2,908)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(3,021)	25,417,270	$(0.12)

For the Three Months Ended March 31, 2007:
Basic and diluted EPS:
Net loss	$(21,756)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(21,869)	25,487,937	$(0.86)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2006 annual meeting of the board of directors held on June 30, 2006, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of December 31, 2006 within “Accrued expenses and other current liabilities, including dividends payable” and were paid in January 2007.

(5)	Acquisitions

We made no acquisitions during the three month period ended March 31, 2007. During the three month period ended March 31, 2006, we acquired businesses with a total aggregate cost of $2,150.

Our acquisitions are accounted for using the purchase method of accounting. The results of operations are included in the condensed consolidated financial statements from the purchase date. We allocated the purchase price related to our business acquisition activities during the three month period ended March 31, 2006 to the following assets:

Property and equipment	$193
Intangible assets	524
Goodwill	1,433

Total assets acquired	$2,150

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of the three month period ended March 31, 2006 have not been presented since the amounts are immaterial to us.

As of December 31, 2006, we had $1,500 of deferred acquisition obligations included in our accompanying consolidated balance sheet within accrued expenses and other current liabilities. During the three month period ended March 31, 2007, we made payments of $300 against these obligations, leaving a balance of $1,200 as of March 31, 2007.

(6)	Goodwill and Other Intangible Assets

For impairment testing purposes, we have determined that we have one reporting unit in the distribution business. Management further has determined that the reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that unit. Management will perform the required annual impairment test during the fourth quarter, or more frequently, if required. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of other identifiable intangible assets:

	December 31, 2006		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$2,850	$12,000	$3,000
Computer software	5,000	1,583	5,000	1,666
Acquired customer lists, trade names and other	7,025	1,688	7,025	1,804

Subtotal	24,025	6,121	24,025	6,470

Intangible assets not subject to amortization:
Trade name	1,000	—	1,120	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,120	—

Total intangible assets	$26,025	$6,121	$26,145	$6,470

Amortization expense for the three months ended March 31, 2006 and 2007 was approximately $344 and $349, respectively. As of December 31, 2006 and March 31, 2007, Other Goodwill was approximately $43,876.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2007	$1,375
2008	1,354
2009	1,352
2010	1,280
2011	1,208

(7)	Segment Data

We have determined that we have one reportable segment because all distribution locations have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. This one line of business represents 100% of consolidated revenues from the distribution of health care products. The distribution business is comprised of three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended March 31,
	2006	2007
Respiratory therapy equipment and services	$116,567	$119,457
Durable medical equipment	14,753	14,755
Other health care products	1,154	1,156

Net revenue	$132,474	$135,368

(8)	Other Commitments and Contingencies

We are subject to workers’ compensation and employee health benefit claims, which are primarily self-insured. We do, however, maintain certain stop-loss and other insurance coverage which management believes to be appropriate.

Provisions for estimated settlements relating to workers’ compensation are provided in the applicable period on a case-by-case basis. We review our estimated provisions on a quarterly basis and make changes when necessary. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement. We estimate claim amounts incurred but not reported relating to health benefit plans in the applicable period and review such amounts on a quarterly basis.

We and our subsidiaries are parties to various legal proceedings in the ordinary course of business. For more information regarding our recent legal proceedings, see Note 9, “Certain Significant Risks and Uncertainties and Significant Events.”

(9)	Certain Significant Risks and Uncertainties and Significant Events

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

Such inherent risks require the use of certain management estimates in the preparation of our financial statements and it is reasonably possible that changes in such estimates may occur.

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 62.4% and 67.1% of our patient revenue for the three months ended March 31, 2006 and 2007, respectively.

Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit we (or our predecessor, Rotech Medical Corporation, the “Predecessor”) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. We maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. We have not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, we received a request for information and documents from the Division of Enforcement of the SEC related to our restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2004. We are fully cooperating with the SEC and have provided documents in response to such request. We have not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. The case is currently stayed until August 31, 2007. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We have produced the requested documents and we will continue to cooperate with the investigation.

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

Our predecessor, Rotech Medical Corporation, and the Office of Inspector General (the “OIG”) of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement. Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The term of the Corporate Integrity Agreement expired in February 2007; however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We are required to submit our final annual report on or before July 11, 2007. If we were to be found in violation of any terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties ranging from one thousand to two thousand five hundred dollars per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

(10)	Debt

Our long-term debt consists of the following:

	December 31, 2006	March 31, 2007
Capital lease obligation with interest implied at a fixed rate of 9.0%, due in two installments payable in 2007, secured by equipment	$3,103	$1,552
Former senior secured term loan under the former credit facility repaid in full on March 30, 2007	94,763	—
Current secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	—	180,000
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	384,866	468,552
Less current portion	4,053	1,552

Total long-term debt	$380,813	$467,000

As described in Note 3, we entered into a new credit agreement on March 30, 2007. Pursuant to such credit agreement, the lenders thereunder have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000, with a 1% original issue discount. We used the proceeds of the new senior credit facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The new senior credit facility is scheduled to mature on September 26, 2011. The interest rate under the new credit agreement will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (11.3% as of March 31, 2007). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We incurred $7,951 of deferred financing costs, including the 1% original issue discount, associated with the closing of the new credit agreement. Such costs are being amortized over the term of the loan under the effective interest method.

As a result of the termination of our former credit agreement dated September 15, 2006, we recorded a $12,169 loss on extinguishment of debt during the three months ended March 31, 2007 related to unamortized debt issuance costs of $3,802 and prepayment premiums of $8,367 associated with the former credit agreement.

The new credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the senior facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The credit agreement also contains a financial covenant which requires us to maintain a specified minimum EBITDA threshold.

The credit agreement contains customary events of default. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) material breach of our representations and warranties, (iv) the occurrence of a change of control (as defined in the credit agreement), and (v) the commencement of any proceeding relating to bankruptcy by us or any guarantor. Under certain circumstances, if an event of default occurs and is continuing, payment of amounts due under the credit agreement may be accelerated.

In connection with the credit agreement, on March 30, 2007, we also entered into a Guarantee and Collateral Agreement, pursuant to which the obligations thereunder are guaranteed by substantially all of our domestic subsidiaries (the “Subsidiary Guarantors”) and the obligations under the new senior facility are secured by substantially all of our assets and the assets of the Subsidiary Guarantors.

We have outstanding letters of credit totaling $11,898 as of March 31, 2007, which are cash collateralized at 105% of their face amount. The cash collateral in the amount of $12,493 is recorded as restricted cash in our accompanying consolidated balance sheet as of March 31, 2007.

Our senior subordinated notes are subordinated to our existing and future senior debt. Because the notes are subordinated, in the event of bankruptcy, liquidation or dissolution, or certain other events, including certain defaults on senior debt, we may be prevented from making payments on the subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under our credit agreement that results in the acceleration of our obligations under such agreement will create an event of default on our outstanding senior subordinated notes, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare such notes immediately due and payable.

(11)	Income Taxes

We recorded a net tax benefit of $3,261 for the three months ended March 31, 2007. We have provided a full valuation allowance against our remaining net deferred tax assets as of March 31, 2007 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the quarter ended March 31, 2007 will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At March 31, 2007, we had available federal net operating loss (NOL) carryforwards of approximately $53,962 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2026. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change. The change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006 resulted in the de-recognition of $90,098 of NOL carryforwards.

We adopted the provisions of FIN 48 effective January 1, 2007, and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, $1,600 of current liabilities was reclassified to long-term liabilities in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. As of January 1, 2007, we recorded a liability for $1,600 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, all of this amount would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate because no federal tax benefit of state income tax items would be recognized based on the current valuation of the deferred tax assets. The liability was increased by $21 in the quarter ended March 31, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Our state income tax returns are open to audit under the various statutes of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, we accrued $222 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $243. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Supplemental Cash Flow and Non-cash Investing Information

	Three months ended March 31,
	2006	2007
Cash payments for:
Interest	$1,301	$2,567
Income taxes paid (received)	242	(71)
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	4,576	3,071

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Overview

Background

We provide home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.8% and 88.2% of net revenues for the three months ended March 31, 2006 and 2007, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 11.2% and 10.9% of net revenues for the three months ended March 31, 2006 and 2007, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 62.4% and 67.1% of our patient revenue for the three months ended March 31, 2006 and 2007, respectively.

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

Strategic Initiatives

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

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180 million (the “Senior Facility”), with a 1% original issue discount. We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We believe that the increased liquidity and less restrictive financial covenants provided under this Credit Agreement put us in a better position to pursue a strategic transaction.

Medicare Laws and Regulations

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the fee schedule amounts for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The final rule implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when existing payment amounts are determined to be grossly excessive or deficient. Using its inherent reasonableness authority, the Centers for Medicare and Medicaid Services, or CMS, the agency within the DHHS responsible for administering the Medicare program, and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1) Competitive Bidding for HME. On April 2, 2007, CMS released its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by the agency after bids are submitted. Bids are scheduled to be due in early July 2007. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount. CMS expects to announce the selected suppliers in December 2007 and the first round of the program is scheduled to become effective April 2008.

The competitive bidding program is to begin in ten high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas or CBAs and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/or low number of suppliers. The impact of such an exemption on our business remains uncertain.

In a press release issued on the same date as the final rule, CMS announced the first ten MSAs for 2007 and the product categories selected for the first round of bidding. The MSAs include Charlotte-Gastonia-Concord, North Carolina-South Carolina; Cincinnati-Middletown, Ohio-Kentucky-Indiana; Cleveland-Elyria-Mentor, Ohio; Dallas-Fort Worth-Arlington, Texas; Kansas City, Missouri-Kansas; Miami-Fort Lauderdale-Miami Beach, Florida; Orlando, Florida; Pittsburgh, Pennsylvania; Riverside-San Bernardino-Ontario, California; and San Juan-Caguas-Guaynabo, Puerto Rico. We currently operate in nine of these ten MSAs. Suppliers do not need to be physically located in the CBA to submit a bid. The following product categories, among others, will be subject to competitive bidding in 2007: oxygen supplies and equipment; continuous positive airway pressure, or CPAP, devices, respiratory assist devices or RADs, and related supplies and accessories; standard power wheelchairs, scooters, and related accessories; hospital beds and related accessories; and walkers and related accessories. Each product category subject to competitive bidding is comprised of individual Healthcare Common Procedure Coding System (HCPCS) codes. To bid on a product, a supplier (or a network of small suppliers) must submit bids on the full spectrum of HCPCS codes contained in that product’s category. In addition, commonly-owned suppliers may submit only one bid. Once bids are submitted, CMS determines the composite bid for each product category and arrays them from highest to lowest to select a “pivotal bid” at the point where the expected combined capacity of the bidders is sufficient to meet expected beneficiary demand for items in a category. CMS will award at least five contracts in each CBA, however, if there are less than five suppliers bidding then at least two contract suppliers must be selected for each CBA.

In its final rule, CMS also adopts its proposal to grandfather rental agreements between beneficiaries and non-contract suppliers that pre-date the competitive bidding program in a CBA. A supplier that furnishes certain equipment on a rental basis to a beneficiary prior to the implementation of competitive bidding in a CBA can choose to continue furnishing the item as a grandfathered supplier, without participating in the competitive bidding process. Payment for grandfathered items furnished during the initial phase of the competitive bidding program implemented in a specific CBA will be as follows: capped rental items will be paid the applicable fee schedule amount paid in areas not subject to competitive bidding; and oxygen and oxygen equipment will be paid the single payment amount, which is the payment rate under the competitive bidding program for the CBA. During future rounds of competitive bidding, all grandfathered items will receive the single payment amount.

Under its final rule, if the grandfathering option is not exercised, CMS will require contract suppliers to assume existing rental agreements from non-contract suppliers. Contract suppliers furnishing oxygen equipment will be guaranteed a minimum of ten months of rental payments. For instance, a contractor who assumes a rental agreement for oxygen in month 11 will receive the single payment rate for the remaining 25 months of rental and title transfers to the beneficiary after month 36. A contractor who assumes a rental agreement in month 30, however, nonetheless will receive ten months of rental payments even though this results in more than a total of 36 months of payment before title transfers. Suppliers who assume agreements for capped rental items will receive at least 13 months of rental payments, or the full rental period, regardless of when the rental agreement is assumed. In addition, CMS had proposed to require contract suppliers to repair or replace patient-owned items subject to competitive bidding, but in response to concerns that contract suppliers should not have to offer repairs for equipment never stocked, CMS will pay for the maintenance and servicing, including replacement parts, of competitively bid items that are performed by any supplier, not just contract suppliers. As to replacements, however, CMS will require that beneficiaries obtain replacements for entire items from contract suppliers.

At this time, we are continuing to evaluate the implications of the final rule. We do not know how the competitive bidding process will affect our business, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA requires that new clinical conditions of coverage for HME products and quality standards for HME suppliers be established and implemented. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. On August 14, 2006, CMS published its quality standards for HME suppliers. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which became effective upon publication, will be applied by independent accreditation organizations. The final standards include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. The final rule on competitive bidding requires that all suppliers meet these new quality standards and also meet additional financial standards. As part of the supplier bidding process, suppliers must submit documentation that includes schedules from tax returns, a copy of SEC 10-K filings for the previous three years (for public companies), certain specific financial statements that include cash flow statements and a copy of current credit reports. At this time, however, we cannot predict the full impact that the clinical conditions, final quality standards or financial standards will have on our business or the effect such conditions and standards will have on our ability to continue to provide products to Medicare beneficiaries.

On July 31, 2006, CMS released a final rule, which implements criteria for accrediting organizations to be selected by CMS to apply the final quality standards. In addition, on November 22, 2006, CMS announced that the Joint Commission on Accreditation of Healthcare Organizations, or the Joint Commission, has been selected to be one of the recognized accrediting organizations. Currently, approximately 96.8% of our operating centers are accredited by the Joint Commission. Suppliers must become accredited by August 31, 2007 to be selected as a contract supplier. CMS has also indicated informally that selected accreditation organizations, such as the Joint Commission, have authority to determine whether suppliers that are already accredited can be “grandfathered” or must undergo additional accreditation measures. However, the final accreditation rule does not provide us with sufficient information to predict the full impact of the final accreditation criteria on our business. The full impact of competitive bidding, new clinical conditions, accreditation requirements and quality standards is uncertain at this time.

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

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment that reflect the FEHBP reductions. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 4.1% of our recorded revenues for the year ended December 31, 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.7 million and $17.9 million for the years ended December 31, 2005 and 2006, respectively. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Subsequent changes to the fee schedule amounts for oxygen equipment, which became effective beginning 2007, are discussed below.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the quarter ended March 31, 2007, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 19.8% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide, which is further described below.

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

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provided to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, beginning January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the year ended December 31, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $30.4 million.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. In March 2007, as discussed further below, final Medicare coverage policies were issued, announcing discontinuation of coverage for compounded inhalation drugs, effective for claims with dates of service on or after July 1, 2007. Our compounding activities with respect to other inhalation drugs were not material and as of April 1, 2007, we have discontinued all compounding operations, as such we do not expect that this discontinuation of coverage will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows or results of operations.

In addition to the abovementioned changes for inhalation drugs, in March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposes to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of levalbuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. If implemented, these reductions could be as much as 95% for Xopenex and 74% for DuoNeb based on January 1, 2007 reimbursement rates. The draft LCD also would eliminate coverage for certain other nebulizer drugs due to a lack of sufficient scientific support for their administration with a nebulizer and would establish maximum monthly utilization limits for budesonide. The Medicare contractors have accepted written public comments on the proposed changes and also held public meetings to receive comments on the draft LCD. In March

2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for levalbuterol or DuoNeb. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. CMS expects to issue its national coverage memorandum on September 18, 2007. At this time we cannot predict the full impact of the national coverage analysis on our business. If adopted as proposed, the draft LCD coverage for levalbuterol and DuoNeb could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Food, Drug and Cosmetic Act and FDA Warning Letter and State Investigation.

Under the Federal Food Drug and Cosmetic Act (FFDCA), the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. Our sites have historically been subject to regular inspections by regulatory authorities. We have received notices of inspectional observations at the conclusion of many of these inspections. Where required, we have taken corrective actions to address the inspectional observations identified during these inspections.

For example, in February of 2007, the California Department of Health Services (the “Department”) inspected two of our medical gas locations in California which are both licensed by the Department as a “Home Medical Device Retailer.” At the conclusion of each inspection, the Department inspector alleged that each location was in violation of certain sections of the California Health and Safety Code (the “Code”). The Department inspector also issued an embargo notice with respect to the dispensing of legend items at one location. Certain legend items were erroneously dispensed during the embargo resulting in an additional notice of violation for that location. The embargo was lifted by the Department after immediate corrective actions were taken. Both locations submitted requested information to the inspector and a final corrective action plan for the alleged violations to the Department. Although we have received no further communications from the Department after the submission of our corrective plans, this investigation remains open. We intend to continue to cooperate with the investigation and we have suspended billings from these locations to government healthcare programs and all other payors pending implementation of certain corrective actions. If the Department so elects, the Code allows it to pursue administrative or civil action, with maximum civil penalties of up to $1,000 per violation. In addition, any violation of an embargo is a misdemeanor under California law. If the matter is referred for criminal prosecution, and there is a criminal conviction, the penalty is imprisonment for not more than one year in the county jail and/or a maximum fine of $1,000 per violation. If we are found to have failed to comply with applicable regulatory requirements, any resulting enforcement action, including related fines, injunctions, and civil or criminal penalties, could limit our ability to operate these two locations, which could adversely affect our business and results of operations.

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

In August 2005, the FDA inspected the compounding activities at our Pulmo-Dose pharmacy. At the conclusion of the inspection, the FDA presented us with an FDA Form 483 noting three inspectional observations. We submitted a response to the FDA Form 483 and have continued to engage in ongoing communications with the FDA regarding the inspection and the FDA’s continuing review of our pharmacy’s activities. On August 10, 2006, we received a warning letter from the FDA relating to the pharmacy activities at Pulmo-Dose. The warning letter states that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeded the scope of the practice of pharmacy and that Pulmo-Dose was operating as a pharmaceutical manufacturer and not as a pharmacy engaged in extemporaneous compounding. We submitted a formal response to the warning letter and have continued to engage in ongoing communications with the FDA regarding their assertions. On January 8, 2007, the FDA responded to our letter and indicated that, based on its reanalysis of the assertions made in the warning letter, it remained the FDA’s view that Pulmo-Dose was a drug “manufacturer” within the meaning of the FFDCA. The FDA further stated that this conclusion applied to all of the preparations compounded at Pulmo-Dose and not just those identified in the warning letter. We submitted our written response to the FDA’s January 8, 2007 letter on March 5, 2007. The FDA responded to this letter on April 3, 2007.

In response to the FDA’s warning letter and subsequent communications, we have discontinued all of our pharmacy compounding operations as of April 2007. We are not accepting any new prescriptions for compounded product, and we have in collaboration with our patients’ physicians, switched patients from their prescribed compounded products to drug products that are commercially available, where clinically appropriate. In the FDA’s letter dated April 3, 2007, the FDA stated that it intends to evaluate the scope of our activities in a future inspection. We remain committed to working with FDA to resolve this matter, but we are unable to predict whether or when we will be able to reach a satisfactory resolution of this matter. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however, these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006.

Pharmacy Licensing and Registration

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

General

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

One other standard has been promulgated under HIPAA, although compliance with this standard is not yet required. CMS published a final rule covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We are required to comply with this standard by May 23, 2007. On April 2, 2007, CMS announced that covered entities who do not expect to be in compliance with this standard by May 23, 2007 may implement contingency plans for an additional twelve month period through May 23, 2008. During this period, CMS will not impose penalties on covered entities who implement contingency plans if they have made reasonable and diligent efforts to become compliant with the rule. We have evaluated this rule to determine the effects of the rule on our business, and we believe that we will have taken the appropriate steps to ensure that we will comply with this standard in all material respects or otherwise have in place an appropriate contingency plan by the compliance deadline.

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

The following table shows our results of operations for the three months ended March 31, 2006 and 2007.

	Three months ended March 31,
	2006	2007
Net revenues	$132,474	$135,368
Cost of net revenues:
Product and supply costs	25,051	35,697
Patient service equipment depreciation	11,382	11,647
Operating costs	7,118	5,963

Total cost of net revenues	43,551	53,307

Provision for doubtful accounts	4,089	4,432
Selling, general and administrative	75,957	76,270
Depreciation and amortization	4,995	4,090

Total costs and expenses	128,592	138,099

Operating income (loss)	3,882	(2,731)
Interest expense, net	8,381	10,066
Other expense, net	102	51
Loss on extinguishment of debt	—	12,169

Loss before income taxes	(4,601)	(25,017)
Federal and state income tax benefit	(1,693)	(3,261)

Net loss	(2,908)	(21,756)
Accrued dividends on redeemable preferred stock	113	113

Net loss attributable to common stockholders	$(3,021)	$(21,869)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2006 and 2007.

	Three months ended March 31,
	2006	2007
Net revenues	100.0%	100.0%
Cost of net revenues:
Product and supply costs	18.9%	26.4%
Patient service equipment depreciation	8.6%	8.6%
Operating costs	5.4%	4.4%

Total cost of net revenues	32.9%	39.4%

Provision for doubtful accounts	3.1%	3.3%
Selling, general and administrative	57.3%	56.3%
Depreciation and amortization	3.8%	3.0%

Total costs and expenses	97.1%	102.0%

Operating income (loss)	2.9%	-2.0%
Interest expense, net	6.3%	7.4%
Other expense, net	0.1%	0.0%
Loss on extinguishment of debt	—	9.0%

Loss before income taxes	-3.5%	-18.4%
Federal and state income tax benefit	-1.3%	-2.4%

Net loss	-2.2%	-16.0%
Accrued dividends on redeemable preferred stock	0.1%	0.1%

Net loss attributable to common stockholders	-2.3%	-16.1%

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2007

Total net revenues for the three months ended March 31, 2007 were $135.4 million as compared to $132.5 million for the comparable period in 2006. The net increase of $2.9 million was primarily attributable to net revenue increases for the three months ended March 31, 2007 of:

•	$10.5 million from the transition of patients formerly receiving compounded budesonide to commercially available alternative products; and

•	$5.5 million from organic patient growth representing a 5.9% increase in oxygen patient counts and a 19.8% increase in CPAP product counts.

These increases in net revenue were offset by decreases in net revenues for the three months ended March 31, 2007 of:

•

$8.5 million in additional provisions for accounts receivable contractual allowances primarily as the result of an increased monthly provision rate reflecting an inherent reduction in collectibility as accounts receivable age;

•

$4.2 million as a result of volume reductions under our contract with Gentiva Health Services (“Gentiva”) as a result of an amendment to Gentiva’s contract with CIGNA Healthcare (“CIGNA”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA effective January 31, 2006; and

•	$0.4 million as a result of the DRA reductions in oxygen reimbursement rates discussed above.

Cost of net revenues totaled $53.3 million for the three months ended March 31, 2007, an increase of $9.8 million or 22.4% from the comparable period in 2006. The net increase was primarily attributable to a $10.6 million increase in product and supply costs from the transition of patients formerly receiving compounded budesonide to commercially available alternative products, offset by decreased operating costs as the result of a $1.2 million decrease in pharmacy-related costs. Cost of net revenues as a percentage of net revenue was 39.4% for the three months ended March 31, 2007 as compared to 32.9% for the comparable period in 2006.

The provision for doubtful accounts for the three months ended March 31, 2007 totaled $4.4 million, a $0.3 million increase from the comparable period in 2006. This increase was mainly attributable to revenue growth.

Selling, general and administrative expenses for the three months ended March 31, 2007 totaled $76.3 million, an increase of $0.3 million or 0.4% from the comparable period in 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 56.3% for the three months ended March 31, 2007 from 57.3% for the three months ended March 31, 2006. This decrease as a percentage of net revenues is mainly attributable to revenue growth.

Depreciation and amortization for the three months ended March 31, 2007 totaled $4.1 million, a decrease of $0.9 million or 18.1% from the comparable period in 2006. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 3.0% as compared to 3.8% for the comparable period in 2006.

Net interest expense for the three months ended March 31, 2007 totaled $10.1 million, an increase of $1.7 million or 20.1% from the comparable period in 2006. The increase is primarily attributable to increased borrowing under our former senior credit facility.

We recorded a loss on extinguishment of debt for the three months ended March 31, 2007 in the amount of $12.2 million. This amount equals the unamortized debt issuance costs from our September 15, 2006 refinancing, as well as prepayment premiums paid in accordance with the former credit agreement. This amount was written off on March 30, 2007 upon closing of our new $180 million term loan and repayment of all amounts associated with the former credit facility.

Federal and state income tax benefit for the three months ended March 31, 2007 increased to $3.3 million from $1.7 million for the comparable period in 2006. This increase in tax benefit is primarily the result of an increase in the loss before income taxes offset by a lower effective tax rate due to non-recognition of future benefits of current period losses.

Net loss for the three months ended March 31, 2007 was $21.8 million compared to a net loss of $2.9 million for the three months ended March 31, 2006. As outlined above, we incurred a $12.2 million loss on extinguishment of debt and a $9.8 million increase in cost of net revenues which were the primary reasons for the increase in net loss.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $17.4 million for the three months ended March 31, 2007, as compared to $0.3 million for the same period in 2006. Cash flows, cash on hand and the ability to draw on our former senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2007.

Accounts receivable before allowance for doubtful accounts increased to $91.5 million at March 31, 2007 from $91.2 million at December 31, 2006. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable total 33.9% and 34.0% as of March 31, 2007 and December 31, 2006, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 53.2 days at March 31, 2007, compared to 55.7 days at December 31, 2006. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of March 31, 2007 and December 31, 2006:

March 31, 2007

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	19.8%	4.4%	65.3%
Aged 91-180 days	6.1%	5.5%	2.0%	13.6%
Aged 181 – 360 days	6.4%	5.8%	2.1%	14.3%
Aged over 360 days	3.5%	2.3%	1.0%	6.8%

Total	57.1%	33.4%	9.5%	100.0%

December 31, 2006

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	14.9%	1.8%	57.8%
Aged 91-180 days	7.5%	8.5%	2.0%	18.0%
Aged 181 – 360 days	7.4%	7.6%	2.8%	17.8%
Aged over 360 days	2.2%	3.2%	1.0%	6.4%

Total	58.2%	34.2%	7.6%	100.0%

Included in accounts receivable are earned but unbilled receivables of $27.4 million at March 31, 2007 and $26.8 million at December 31, 2006. These amounts include $5.2 million at March 31, 2007 and $5.1 million at December 31, 2006 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on revenues, profit margins, profitability, operating cash flows and results of operations. For example, for the year ended December 31, 2006, we had $5.6 million of changes in estimates (increasing contractual adjustments and the provision for doubtful accounts) related to the prior period recorded during the current period.

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

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on revenues, profit margins, profitability, operating cash flows and results of operations. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Net cash used in investing activities was $12.6 million for the three months ended March 31, 2007 as compared to $21.6 million for the same period in 2006. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $12.6 million for the three months ended March 31, 2007 as compared to $19.6 million for the same period in 2006. The decrease in 2007 is primarily attributed to increased utilization rates on rental equipment. There were no businesses acquired during the three months ended March 31, 2007. Cash outlays for businesses acquired totaled $2.0 million for the three months ended March 31, 2006.

Cash flows provided by financing activities primarily relate to the refinancing of our former senior secured credit facility. As of March 31, 2007, we had the following debt facilities and outstanding debt:

•

$180.0 million senior secured term loan with a maturity date of September 26, 2011, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility, pay associated transaction costs, cash collateralize our existing letters of credit and to fund future working capital requirements. As of March 31, 2007, the entire amount of the term loan was outstanding. The term loan bears interest at the Eurodollar rate plus 6.0% (11.3% as of March 31, 2007). As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

•

$300.0 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both December 31, 2006 and March 31, 2007, we had a balance of $287.0 million outstanding. We made no interest payments during either of the three month periods ended March 31, 2006 or 2007. Accrued interest on the senior subordinated notes totaled $6.8 million at December 31, 2006 and $13.6 million at March 31, 2007.

As of December 31, 2006, we had a balance of $95.0 million outstanding under our former term loan and $0.3 million of accrued interest. We had no amounts outstanding under our former revolving credit facility; however, we had $14.1 million committed under standby letters of credit. During the three months ended March 31, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and revolving credit facilities during the three months ended March 31, 2006 and 2007 was $1.0 million and $2.4 million, respectively. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”) with a 1% original issue discount. We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain a specified minimum EBITDA threshold.

The Credit Agreement contains customary events of default. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) material breach of our representations and warranties, (iv) the occurrence of a change of control (as defined in the credit agreement), and (v) the commencement of any proceeding relating to bankruptcy by us or any guarantor. Under certain circumstances, if an event of default occurs and is continuing, payment of amounts due under the credit agreement may be accelerated.

In connection with the Credit Agreement, on March 30, 2007, we also entered into a Guarantee and Collateral Agreement, pursuant to which the obligations thereunder are guaranteed by substantially all of our domestic subsidiaries (the “Subsidiary Guarantors”) and the obligations under the new senior facility are secured by substantially all of our assets and the assets of the Subsidiary Guarantors.

We have outstanding letters of credit totaling $11.9 million as of March 31, 2007, which are cash collateralized at 105% of their face amount. The cash collateral in the amount of $12.5 million is recorded as restricted cash in our consolidated balance sheet as of March 31, 2007.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2007. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs through 2007.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We track collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for our provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net patient service revenues and consists of:

(1)	Differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. We do not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, we record revenue based upon our usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

(2)	Services for which payment is denied by governmental or third-party payors, or that we otherwise deem non-billable. Final payment under governmental programs, and most third-party contracts, is subject to administrative review and audit. Furthermore, the complexity of governmental and third-party billing reimbursement arrangements, including patient qualification and medical necessity requirements, may result in adjustments to amounts originally recorded. Such adjustments may be recorded as the result of the denial of claims billed to governmental or third-party payors, or as the result of our review procedures prior to submission of the claim to the governmental or third-party payor. Actual adjustments that result from services for which payment is denied by governmental or third-party payors, or otherwise deemed non-billable by us are recorded against the allowance for contractual adjustments.

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

The provision for doubtful accounts is recorded as an operating expense and consists of billed charges that are estimated to be uncollectible due to the patient’s or third-party payor’s inability or refusal to pay, as described below.

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on revenues, profit margins, profitability, operating cash flows and results of operations. For example, a 1% decline in the overall collection rate would reduce net patient service revenue and associated net accounts receivable by $6.0 million (based upon $600.0 million in annual gross patient service revenue). Additionally, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

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

On January 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This adoption did not have a material impact on our financial position.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether we will be subject to additional regulatory restrictions or penalties; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs that we have established; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

On March 30, 2007, we entered into a $180.0 million payment-in-kind senior secured term loan, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility and provide cash to be used for funding future working capital needs. This term loan bears interest at a variable rate based upon the Eurodollar Rate plus 6.0% (or Base Rate plus 5%). Our earnings may be affected by changes in interest rates relating to this debt, as variable interest rates may rise and increase the amount of our interest expense. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $180.0 million term loan, we would incur approximately $1.8 million in additional interest expense on an annualized basis.

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

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

We have made no changes during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Risks related to our liquidity and our financing and capital structures

Our failure to comply with the covenants contained in our credit agreement could materially and adversely affect our operating results and financial condition.

Our current credit agreement contains a financial covenant which requires us to maintain a minimum specified EBITDA threshold. We failed to comply with the financial covenants contained in a former credit agreement and we may be unable to maintain compliance with the EBITDA threshold included in our current credit agreement. If we are unable to comply the covenants contained in our current credit agreement, we will be in default under our credit agreement and, under certain circumstances, the lenders could declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, could elect to exercise control over our cash through their rights under the deposit account and control agreement, and institute foreclosure proceedings against those assets that secure the borrowings under our credit agreement. Any such actions could force us into bankruptcy or liquidation. Furthermore, if our lenders caused all outstanding amounts with respect to the credit agreement debt to be due and payable immediately, we would simultaneously cross default under the indenture governing our 9  1/2% senior subordinated notes. If accelerated, upon an event of default, our assets and cash flow would be insufficient to fully repay borrowings under our outstanding debt instruments. Also, if the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern, which would likely cause a deterioration of our relationships with our customers and suppliers and adversely affect our revenues, profit margins, profitability, operating cash flows, results of operations and financial condition. We may not be able to refinance any of our debt, including any credit facilities and the notes, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of March 31, 2007, our total consolidated long-term debt (including current maturities) accounted for approximately 97% of our total capitalization. The degree to which we are leveraged could have important consequences, because:

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

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

On April 2, 2007, CMS released its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by the agency after bids are submitted. Bids are scheduled to be due early July 2007. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount. CMS expects to announce the selected suppliers in December 2007 and the first round of the program is scheduled to become effective April 2008.

The competitive bidding program is to begin in ten high-population metropolitan statistical areas, or MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas or CBAs and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/or low number of suppliers. The impact of such an exemption on our business remains uncertain.

In a press release issued on the same date as the final rule, CMS announced the first ten MSAs for 2007 and the product categories selected for the first round of bidding. The MSAs include Charlotte-Gastonia-Concord, North Carolina-South Carolina; Cincinnati-Middletown, Ohio-Kentucky-Indiana; Cleveland-Elyria-Mentor, Ohio; Dallas-Fort Worth-Arlington, Texas; Kansas City, Missouri-Kansas; Miami-Fort Lauderdale-Miami Beach, Florida; Orlando, Florida; Pittsburgh, Pennsylvania; Riverside-San Bernardino-Ontario, California; and San Juan-Caguas-Guaynabo, Puerto Rico. We currently operate in nine of these ten MSAs. Suppliers do not need to be physically located in the CBA to submit a bid. The following product categories, among others, will be subject to competitive bidding in 2007: oxygen supplies and equipment; continuous positive airway pressure, or CPAP, devices, respiratory assist devices or RADs, and related supplies and accessories; standard power wheelchairs, scooters, and related accessories; hospital beds and related accessories; and walkers and related accessories. Each product category subject to competitive bidding is comprised of individual HCPCS codes. To bid on a product, a supplier (or a network of small suppliers) must submit bids on the full spectrum of HCPCS codes contained in that product’s category. In addition, commonly-owned suppliers may submit only one bid. Once bids are submitted, CMS determines the composite bid for each product category and arrays them from highest to lowest to select a “pivotal bid” at the point where the expected combined capacity of the bidders is sufficient to meet expected beneficiary demand for items in a category. CMS will award at least five contracts in each CBA, however, if there are less than five suppliers bidding then at least two contract suppliers must be selected for each CBA.

In its final rule, CMS also adopts its proposal to grandfather rental agreements between beneficiaries and non-contract suppliers that pre-date the competitive bidding program in a CBA. A supplier that furnishes certain equipment on a rental basis to a beneficiary prior to the implementation of competitive bidding in a CBA can choose to continue furnishing the item as a grandfathered supplier, without participating in the competitive bidding process. Payment for grandfathered items furnished during the initial phase of the competitive bidding program implemented in a specific CBA will be as follows: capped rental items will be paid the applicable fee schedule amount paid in areas not subject to competitive bidding; and oxygen and oxygen equipment will be paid the single payment amount, which is the payment rate under the competitive bidding program for the CBA. During future rounds of competitive bidding, all grandfathered items will receive the single payment amount.

Under its final rule, if the grandfathering option is not exercised, CMS will require contract suppliers to assume existing rental agreements from non-contract suppliers. Contract suppliers furnishing oxygen equipment will be guaranteed a minimum of ten months of rental payments. For instance, a contractor who assumes a rental agreement for oxygen in month 11 will receive the single payment rate for the remaining 25 months of rental and title transfers to the beneficiary after month 36. A contractor who assumes a rental agreement in month 30, however, nonetheless will receive 10 months of rental payments even though this results in more than a total of 36 months of payment before title transfers. Suppliers who assume agreements for capped rental items will receive at least 13 months of rental payments, or the full rental period, regardless of when the rental agreement is assumed. In addition, CMS had proposed to require contract suppliers to repair or replace patient-owned items subject to competitive bidding, but in response to concerns that contract suppliers should not have to offer repairs for equipment never stocked, CMS will pay for the maintenance and servicing, including replacement parts, of competitively bid items that are performed by any supplier, not just contract suppliers. As to replacements, however, CMS will require that beneficiaries obtain replacements for entire items from contract suppliers.

At this time, we are continuing to evaluate the implications of the final rule. We do not know how the competitive bidding process will affect our business, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

Regulatory and other policy changes subject the Medicare reimbursement rates for our equipment and services to potential discretionary adjustment by the Centers for Medicare and Medicaid Services.

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. On December 13, 2005, CMS published a final rule implementing the inherent reasonableness authority, which became effective on February 11, 2006. The agency’s final rule essentially left in place the criteria already articulated in an earlier interim final rule. The final rule allows the agency and its contractors to adjust payment amounts by up to 15% per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount.

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

In March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposes to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of levalbuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. If implemented, these reductions could be as much as 95% for Xopenex® and 74%

for DuoNeb® based on January 1, 2007 reimbursement rates. The draft LCD also would eliminate coverage for certain other nebulizer drugs due to a lack of sufficient scientific support for their administration with a nebulizer and would establish maximum monthly utilization limits for budesonide. The Medicare contractors have accepted written public comments on the proposed changes and also held public meetings to receive comments on the draft LCD. In March 2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for Xopenex® or DuoNeb®. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. CMS expects to issue its national coverage memorandum on September 18, 2007. At this time we cannot predict the full impact of the national coverage analysis on our business. If adopted as proposed, the draft LCD coverage for Xopenex® and DuoNeb® could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Risks related to our compliance with federal and state requirements

The FDA has asserted that our pharmacy compounding practices constitute drug manufacturing and although we have subsequently discontinued our compounding operations, we could be subject to enforcement action, including fines or penalties.

In the past, our Pulmo-Dose pharmacy in Murray, Kentucky dispensed compounded preparations of drug products that were not commercially available, based upon a patient’s individual need and at a physician’s specific request. Pharmacy compounding, or the preparation of a dosage, combination or variation of a drug that has not been approved by the Food and Drug Administration (FDA), is considered to be within the practice of pharmacy and is regulated primarily under state law. However, the FDA has asserted that it has jurisdiction over pharmacy compounding activities that it believes exceeds the scope of the practice of pharmacy and that the FDA views as the manufacture of a new drug product, which would subject such activities to rigorous regulation by the FDA under the Federal Food Drug and Cosmetic Act (FFDCA). In August 2005, the FDA inspected our compounding activities at our Pulmo-Dose pharmacy in Murray, Kentucky and noted three inspectional observations. The Company promptly submitted a response to the FDA and continued to engage in ongoing communications with the FDA regarding the inspection and the FDA’s continuing review of our pharmacy’s activities. On August 10, 2006, we received a warning letter from the FDA relating to our Pulmo-Dose pharmacy. The warning letter states that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeds the scope of the practice of pharmacy and that Pulmo-Dose was operating as a pharmaceutical manufacturer and not a pharmacy engaged in extemporaneous compounding. In a letter dated January 8, 2007, the FDA responded to our letter responding to the warning letter and indicated that, based on its reanalysis of the assertions made in the warning letter, it remained the FDA’s view that Pulmo-Dose was a drug “manufacturer” within the meaning of the FFDCA. The FDA further stated that this conclusion applied to all of the preparations compounded at Pulmo-Dose and not just those identified in the warning letter.

In response to the FDA’s warning letter and subsequent communications, we have discontinued all of our pharmacy compounding operations as of April 1, 2007. We are not accepting any new prescriptions for compounded products, and we have, in collaboration with our patients’ physicians, switched patients from their prescribed compounded products to drug products that are commercially available, where clinically appropriate.

In an April 3, 2007 letter, the FDA indicated that it would inspect our Pulmo-Dose facility to assess the status of our compounding activities. We cannot guarantee that the FDA will find our efforts to discontinue our compounding operations satisfactory or that we will not be subject to other enforcement actions, including fines or penalties.

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

One other standard has been promulgated under HIPAA, although compliance with this standard is not yet required. CMS published a final rule covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We are required to comply with this standard by May 23, 2007. On April 2, 2007, CMS announced that covered entities who do not expect to be in compliance with this standard by May 23, 2007 may implement contingency plans for an additional twelve month period through May 23, 2008. During this period, CMS will not impose penalties on covered entities who implement contingency plans if they have made reasonable and diligent efforts to become compliant with the rule. We have evaluated this rule to determine the effects of the rule on our business, and we believe that we will have taken the appropriate steps to ensure that we will comply with this standard in all material respects or otherwise have in place an appropriate contingency plan by the compliance deadline.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a) Exhibits:

10.1	Credit Agreement dated as of March 30, 2007 among Rotech Healthcare Inc., Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 9, 2007	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: May 9, 2007	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Credit Agreement dated as of March 30, 2007 among Rotech Healthcare Inc., Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.