Form 10-Q/A
period 2007-03-31
ROTECH HEALTHCARE INC
filed 2007-08-13
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 for the purpose of amending and restating Item 1 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of March 31, 2007 and for the three months ended March 31, 2007. The restatement relates to the correction of two errors made in the preparation of the statement of cash flows included in such financial statements and is summarized below. The correction of these errors has no effect on our consolidated balance sheets as of March 31, 2007 and December 31, 2006, the related consolidated statements of operations for each of the periods ended March 31, 2007 and March 31, 2006, the consolidated statement of cash flows for the three months ended March 31, 2006, or on our liquidity or financial position. Dollar amounts included in this Explanatory Note are stated in thousands.

First, our calculation of purchases of property and equipment included in accounts payable as presented in Note 12, Supplemental Cash Flow and Non-Cash Investing Information, contained a mathematical error, which we discovered during the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The correction of this mathematical error increases the amount previously reported for purchases of property and equipment included in accounts payable from $3,071 to $5,554. This amount is utilized in calculating the change in accounts payable and accrued expenses included in cash flows from operating activities, as well as purchases of property and equipment included in cash flows from investing activities. Accordingly, the correction of this mathematical error decreases the change in accounts payable and accrued expenses included in cash flows from operating activities from $7,762 to $5,279, and decreases the purchases of property and equipment included in cash flows from investing activities from $12,583 to $10,100.

Second, as a result of an evaluation of the classifications of our cash flows that management conducted in connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, management identified an incorrect classification in its condensed consolidated statement of cash flows. We had previously classified the $12,493 cash collateralization of letters of credit-restricted cash as a financing activity in the statement of cash flows based upon our interpretation of FASB Statement 95, Statement of Cash Flows (“Statement 95”), and related interpretive information from technical accounting resources to which we subscribe. In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we re-evaluated this classification and, based upon additional research with respect to the particular classification, determined that we should have viewed the restricted cash as an investment and its funding as an investing outflow, rather than our prior view that the cash outflow collateralized a credit enhancement arrangement and therefore was a financing outflow, to comply with Statement 95. Accordingly, our classification of cash collateralization of letters of credit-restricted cash as a financing activity was in error.

The net effect of these items on the statement of cash flows is as follows:

	For the three months ended March 31, 2007
	(As previously reported)	(As restated)
Net cash provided by operating activities	$17,363	$14,880
Net cash used in investing activities	(12,583)	(22,593)
Net cash provided by financing activities	54,125	66,618

Increase in cash and cash equivalents	$58,905	$58,905

These items are further discussed in Note 13 to the unaudited condensed consolidated financial statements included herein.

We have also updated the “Liquidity and Capital Resources” section of Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. This Form 10-Q/A also includes updated certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32.1.

In addition, management has determined that the mathematical error referenced above was not detected in our financial reporting process for the quarterly period ended March 31, 2007 as a result of a material weakness in our internal control over financial reporting related to the review procedures performed in the preparation of the statement of cash flows for the period ended March 31, 2007. See “Item 4-Controls and Procedures.”

        For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q filed by us with the Securities and Exchange Commission on May 9, 2007 (the “Original Filing”). However, this Form 10-Q/A only amends and restates certain information in Part I, Items 1, 2 and 4 of the Original Filing. We have not modified or updated disclosures presented in this Form 10-Q/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events or discoveries. Information not affected by the items discussed above is unchanged and reflects the disclosures made at the time of the Original Filing on May 9, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2006	2007
		(As restated— see note 13)
Net loss	$(2,908)	$(21,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	4,089	4,432
Depreciation and amortization	16,791	16,642
Loss on extinguishment of debt	—	12,169
Deferred income taxes	(1,694)	(1,769)
Other reconciling adjustments	318	43
Changes in operating assets and liabilities:
Accounts receivable	(18,739)	(5,822)
Other receivables	107	(31)
Income taxes receivable	—	(196)
Inventories	13	(1,045)
Prepaid expenses	1,194	1,276
Other assets	(45)	171
Accounts payable and accrued expenses	(5,535)	5,279
Other long-term liabilities	—	(35)
Accrued interest	6,740	6,699
Income taxes payable	(243)	(1,225)
Deferred revenue	255	48

Net cash provided by operating activities	343	14,880

Cash flows from investing activities:
Purchases of property and equipment	(19,563)	(10,100)
Business acquisitions	(2,013)	—
Cash collateralization of letters of credit – restricted cash	—	(12,493)

Net cash used in investing activities	(21,576)	(22,593)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,000	7,000
Payments of short-term borrowings	—	(7,300)
Payments of long-term borrowings	(110)	(238)
Retirement of long-term borrowings	—	(94,525)
Proceeds from long-term borrowings	—	180,000
Debt issuance costs	—	(7,951)
Prepayment premium on long term borrowings	—	(8,367)
Payments of dividends on preferred stock	—	(450)
Principal payments on capital leases	(55)	(1,551)
Changes in liabilities subject to compromise/priority tax claim	(554)	—

Net cash provided by financing activities	9,281	66,618

(Decrease) increase in cash and cash equivalents	(11,952)	58,905
Cash and cash equivalents, beginning of period	14,222	10,265

Cash and cash equivalents, end of period	$2,270	$69,170

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

(12)	Supplemental Cash Flow and Non-cash Investing Information

	Three months ended March 31,
	2006	2007
		(As restated— see note 13)
Cash payments for:
Interest	$1,301	$2,567
Income taxes paid (received)	242	(71)
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	4,576	5,554

(13)	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the three months ended March 31, 2007, we determined that two errors were made in the preparation of our previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2007 and we have restated such statement of cash flows to correct these errors. The correction of these errors has no effect on our consolidated balance sheets as of March 31, 2007 and December 31, 2006, the related consolidated statements of operations for each of the periods ended March 31, 2007 and March 31, 2006, the consolidated statement of cash flows for the period ended March 31, 2006, or on our liquidity or financial position. The correction of these errors is summarized below.

First, our calculation of purchases of property and equipment included in accounts payable as presented in Note 12, Supplemental Cash Flow and Non-Cash Investing Information, contained a mathematical error, which we discovered during the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The correction of this mathematical error increases the amount previously reported for purchases of property and equipment included in accounts payable from $3,071 to $5,554. This amount is utilized in calculating the change in accounts payable and accrued expenses included in cash flows from operating activities, as well as purchases of property and equipment included in cash flows from investing activities. Accordingly, the correction of this mathematical error decreases the change in accounts payable and accrued expenses included in cash flows from operating activities from $7,762 to $5,279, and decreases the purchases of property and equipment included in cash flows from investing activities from $12,583 to $10,100.

Second, as a result of an evaluation of the classifications of our cash flows that management conducted in connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, management identified an incorrect classification in its condensed consolidated statement of cash flows. We had previously classified the $12,493 cash collateralization of letters of credit-restricted cash as a financing activity in the statement of cash flows based upon our interpretation of FASB Statement 95, Statement of Cash Flows (“Statement 95”), and related interpretive information from technical accounting resources to which we subscribe. In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we re-evaluated this classification and, based upon additional research with respect to the particular classification, determined that we should have viewed the restricted cash as an investment and its funding as an investing outflow, rather than our prior view that the cash outflow collateralized a credit enhancement arrangement and therefore was a financing outflow, to comply with Statement 95. Accordingly, our classification of cash collateralization of letters of credit-restricted cash as a financing activity was in error.

The net effect of these items on the statement of cash flows is as follows:

	For the three months ended March 31, 2007
	(As previously reported)	(As restated)
Net cash provided by operating activities	$17,363	$14,880
Net cash used in investing activities	(12,583)	(22,593)
Net cash provided by financing activities	54,125	66,618

Increase in cash and cash equivalents	$58,905	$58,905

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and our consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the three months ended March 31, 2007, we determined that two errors were made in the preparation of our previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2007. The corrections of these errors has no effect on our consolidated balance sheets as of March 31, 2007 and December 31, 2006, the related consolidated statements of operations for each of the periods ended March 31, 2007 and March 31, 2006, the consolidated statement of cash flows for the period ended March 31, 2006, or on our liquidity or financial position. The correction of these errors is summarized below.

First, our calculation of purchases of property and equipment included in accounts payable as presented in Note 12, Supplemental Cash Flow and Non-Cash Investing Information, contained a mathematical error, which we discovered during the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The correction of this mathematical error increases the amount previously reported for purchases of property and equipment included in accounts payable from $3.1 million to $5.6 million. This amount is utilized in calculating the change in accounts payable and accrued expenses included in cash flows from operating activities, as well as purchases of property and equipment included in cash flows from investing activities. Accordingly, the correction of this mathematical error decreases the change in accounts payable and accrued expenses included in cash flows from operating activities from $7.8 million to $5.3 million, and decreases the purchases of property and equipment included in cash flows from investing activities from $12.6 million to $10.1 million.

Second, as a result of an evaluation of the classifications of our cash flows that management conducted in connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, management identified an incorrect classification in its condensed consolidated statement of cash flows. We had previously classified the $12,493 cash collateralization of letters of credit-restricted cash as a financing activity in the statement of cash flows based upon our interpretation of FASB Statement 95, Statement of Cash Flows (“Statement 95”), and related interpretive information from technical accounting resources to which we subscribe. In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we re-evaluated this classification and, based upon additional research with respect to the particular classification, determined that we should have viewed the restricted cash as an investment and its funding as an investing outflow, rather than our prior view that the cash outflow collateralized a credit enhancement arrangement and therefore was a financing outflow, to comply with Statement 95. Accordingly, our classification of cash collateralization of letters of credit-restricted cash as a financing activity was in error.

The net effect of these items on the statement of cash flows is as follows (in thousands):

	For the three months ended March 31, 2007
	(As previously reported)	(As restated)
Net cash provided by operating activities	$17,363	$14,880
Net cash used in investing activities	(12,583)	(22,593)
Net cash provided by financing activities	54,125	66,618

Increase in cash and cash equivalents	$58,905	$58,905

These items are further discussed in Note 13 to the unaudited condensed consolidated financial statements included herein.

We have restated the financial information for the period presented in this Form 10-Q/A to correct the errors described above. The “Liquidity and Capital Resources” section of management’s discussion and analysis of our financial condition and results of operations included in this report has been revised to reflect the impact of the restatement.

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

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we are actively exploring and are engaged in discussions regarding various strategic transactions, such as an acquisition, debt exchange or equity offering or a combination of any such transactions. We believe that a strategic transaction may be necessary to deliver our balance sheet and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $14.9 million for the three months ended March 31, 2007, as compared to $0.3 million for the same period in 2006. Cash flows, cash on hand and the ability to draw on our former senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2007.

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

Net cash used in investing activities was $22.6 million for the three months ended March 31, 2007 as compared to $21.6 million for the same period in 2006. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $10.1 million for the three months ended March 31, 2007 as compared to $19.6 million for the same period in 2006. The decrease in 2007 is primarily attributed to increased utilization rates on rental equipment. During the three months ended March 31, 2007, we collateralized our letters of credit with restricted cash deposits of $12.5 million. There were no businesses acquired during the three months ended March 31, 2007. Cash outlays for businesses acquired totaled $2.0 million for the three months ended March 31, 2006.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether we will be subject to additional regulatory restrictions or penalties; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs that we have established; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q/A and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q/A and contained in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of the material weakness in internal controls over financial reporting discussed below, as of March 31, 2007, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following material weakness that was identified as a result of management’s evaluation of such changes and as a result of the evaluation described above.

During the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we discovered that our calculation of purchases of property and equipment included in accounts payable as presented in Note 12, Supplemental Cash Flow and Non-Cash Investing Information, contained a mathematical error. The correction of this mathematical error increases the amount previously reported for purchases of property and equipment included in accounts payable from $3.1 million to $5.6 million. This amount is utilized in calculating the change in accounts payable and accrued expenses included in cash flows from operating activities, as well as purchases of property and equipment included in cash flows from investing activities. Accordingly, the correction of this mathematical error decreases the change in accounts payable and accrued expenses included in cash flows from operating activities from $7.8 million to $5.3 million, and decreases the purchases of property and equipment included in cash flows from investing activities from $12.6 million to $10.1 million.

As described in our Current Report on Form 8-K filed on August 8, 2007 with the Securities and Exchange Commission, we have restated the financial statements for the quarterly period ended March 31, 2007. See “Explanatory Note,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements” and Note 13 to the Condensed Consolidated Financial Statements.

Based upon the results of our evaluation described above which was performed in connection with the restatement of our financial statements for the quarterly period ended March 31, 2007, our principal executive officer and principal financial officer determined that the mathematical error referenced above was not detected in our financial reporting process for the quarterly period ended March 31, 2007 as a result of a material weakness in internal control over financial reporting related to review procedures performed in the preparation of the statement of cash flows for the period ended March 31, 2007. The material weakness that existed was that the controls to review and validate the mathematical integrity of the supporting schedule for purchases of property and equipment included in accounts payable did not operate effectively.

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

During the second quarter of 2007, we have taken steps to remediate the material weakness described above, including adding additional review procedures and control totals into our supporting schedule for purchases of property and equipment included in accounts payable. We made the changes noted above during our financial reporting process for the second quarter of fiscal year 2007 to materially enhance the internal control over financial reporting with respect to the supporting schedule for purchases of property and equipment included in accounts payable, and related review procedures. We believe that, as of the date of this report, the changes we made during the second quarter have remediated the material weakness described above subsequent to March 31, 2007.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q/A.

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

ROTECH HEALTHCARE INC.

Dated: August 10, 2007	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 10, 2007	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Credit Agreement dated as of March 30, 2007 among Rotech Healthcare Inc., Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.