Form 10-Q
period 2007-06-30
ROTECH HEALTHCARE INC
filed 2007-08-13
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

As of August 3, 2007, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$48,942	$10,265
Accounts receivable, net	80,802	78,692
Other accounts receivable	1,190	1,114
Income taxes receivable	283	—
Inventories	10,424	9,486
Prepaid expenses	3,628	4,624

Total current assets	145,269	104,181
Property and equipment, net	142,950	148,153
Intangible assets (less accumulated amortization of $7,165 at June 30, 2007 and $6,121 at December 31, 2006)	18,980	19,904
Other goodwill	43,876	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	163,154	163,154
Deferred tax asset, net	6,410	4,803
Restricted cash	12,493	—
Other assets	15,784	13,062

	$548,916	$497,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,373	$22,124
Accrued expenses and other current liabilities, including dividends payable	15,145	19,213
Accrued interest	10,284	7,194
Deferred revenue	10,482	10,330
Deferred tax liabilities, net	8,010	8,172
Income taxes payable	—	1,225
Current portion of long-term debt	108	4,053

Total current liabilities	65,402	72,311
Priority tax claim	1,526	2,313
Other long-term liabilities	572	636
Long-term debt, less current portion	468,995	380,813
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 245,537 and 246,508 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,118	5,343
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at June 30, 2007 and 25,481,270 shares issued and outstanding at December 31, 2006	3	3
Additional paid-in capital	505,456	505,310
Accumulated deficit	(498,156)	(469,596)

Total stockholders’ equity	7,303	35,717

	$548,916	$497,133

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$144,323	$111,846	$279,691	$244,319
Cost of net revenues:
Product and supply costs	38,600	23,954	74,297	49,005
Patient service equipment depreciation	11,991	10,948	23,638	22,330
Operating costs	5,899	5,457	11,861	12,575

Total cost of net revenues	56,490	40,359	109,796	83,910

Provision for doubtful accounts	4,153	3,347	8,586	7,436
Selling, general and administrative	74,701	77,652	150,970	153,608
Depreciation and amortization	3,296	4,096	7,387	9,091
Goodwill impairment	—	449,000	—	449,000

Total costs and expenses	138,640	574,454	276,739	703,045

Operating income (loss)	5,683	(462,608)	2,952	(458,726)
Interest expense, net	12,028	8,762	22,095	17,144
Other (expense) income, net	(2)	(26)	48	76
Loss on extinguishment of debt	2	—	12,171	—

Loss before income taxes	(6,345)	(471,344)	(31,362)	(475,946)
Federal and state income tax expense (benefit)	233	(40,596)	(3,028)	(42,290)

Net loss	(6,578)	(430,748)	(28,334)	(433,656)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net loss attributable to common stockholders	$(6,691)	$(430,861)	$(28,559)	$(433,881)

Net loss per common share—basic	$(0.26)	$(16.95)	$(1.12)	$(17.07)

Net loss per common share—diluted	$(0.26)	$(16.95)	$(1.12)	$(17.07)

Weighted average shares outstanding—basic	25,505,270	25,417,270	25,488,897	25,417,270

Weighted average shares outstanding—diluted	25,505,270	25,417,270	25,488,897	25,417,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2007	2006
Net loss	$(28,334)	$(433,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	8,586	7,436
Depreciation and amortization	32,555	32,252
Loss on extinguishment of debt	12,171	—
Deferred income taxes	(1,769)	(42,291)
Goodwill impairment	—	449,000
Other reconciling adjustments	179	561
Changes in operating assets and liabilities:
Accounts receivable	(10,696)	(8,179)
Other receivables	(76)	209
Income taxes receivable	(283)	—
Inventories	(938)	65
Prepaid expenses	996	(98)
Other assets	(40)	(549)
Accounts payable and accrued expenses	(3,825)	(3,532)
Other long-term liabilities	(63)	86
Accrued interest	4,845	(181)
Income taxes payable	(1,225)	(455)
Deferred revenue	152	1,214

Net cash provided by operating activities	12,235	1,882

Cash flows from investing activities:
Purchases of property and equipment	(24,391)	(33,598)
Business acquisitions	—	(1,816)
Cash collateralization of letters of credit – restricted cash	(12,493)	—

Net cash used in investing activities	(36,884)	(35,414)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,000	49,000
Payments of short-term borrowings	(8,500)	(13,703)
Payments of long-term borrowings	(238)	(219)
Retirement of long-term borrowings	(94,525)	—
Proceeds from long-term borrowings	180,000	—
Debt issuance costs	(8,013)	—
Prepayment premium on long term borrowings	(8,367)	—
Payments of dividends on preferred stock	(450)	—
Principal payments on capital leases	(2,989)	(103)
Changes in liabilities subject to compromise/priority tax claim	(592)	(689)

Net cash provided by financing activities	63,326	34,286

Increase in cash and cash equivalents	38,677	754
Cash and cash equivalents, beginning of period	10,265	14,222

Cash and cash equivalents, end of period	$48,942	$14,976

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48. However, certain amounts have been reclassified in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. See Note 11 for additional information regarding FIN 48.

(3)	Liquidity and Debt Refinancing

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders that are parties thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. See Note 10 for additional details regarding the terms of the Senior Facility.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months and six months ended June 30, 2007 and 2006. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 4,667,525 and 2,946,025 for the three months ended June 30, 2007 and 2006 respectively, 3,053,960 and 3,072,884 for the six months ended June 30, 2007 and 2006, respectively, are excluded from the computation of diluted EPS. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2006:
Basic and diluted EPS:
Net loss	$(430,748)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(430,861)	25,417,270	$(16.95)

For the Three Months Ended June 30, 2007:
Basic and diluted EPS:
Net loss	$(6,578)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(6,691)	25,505,270	$(0.26)

For the Six Months Ended June 30, 2006:
Basic and diluted EPS:
Net loss	$(433,656)
Accrued dividends on redeemable preferred stock	225

Net loss attributable to common stockholders	$(433,881)	25,417,270	$(17.07)

For the Six Months Ended June 30, 2007:
Basic and diluted EPS:
Net loss	$(28,334)
Accrued dividends on redeemable preferred stock	225

Net loss attributable to common stockholders	$(28,559)	25,488,897	$(1.12)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2007 annual meeting of the board of directors held on June 29, 2007, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of June 30, 2007 within “Accrued expenses and other current liabilities, including dividends payable.”

(5)	Acquisitions

We made no acquisitions during the six month period ended June 30, 2007. During the six month period ended June 30, 2006, we acquired businesses with a total aggregate cost of $2,187.

Our acquisitions are accounted for using the purchase method of accounting. The results of operations are included in the condensed consolidated financial statements from the purchase date. We allocated the purchase price related to our business acquisition activities during the six month period ended June 30, 2006 to the following assets:

Property and equipment	$333
Intangible assets	524
Goodwill	1,330

Total assets acquired	$2,187

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of the six month period ended June 30, 2006 have not been presented since the amounts are immaterial to us.

As of December 31, 2006, we had $1,500 of deferred acquisition obligations included in our accompanying consolidated balance sheet within accrued expenses and other current liabilities. During the six month period ended June 30, 2007, we paid the full remaining balance of these obligations as they came due and we have no remaining deferred acquisition obligations as of June 30, 2007.

(6)	Goodwill and Other Intangible Assets

Our branch locations have similar economic characteristics and are aggregated into one reporting unit for impairment testing purposes. Management will perform the required annual impairment test during the fourth quarter, or more frequently, if required. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of other identifiable intangible assets:

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$3,150	$12,000	$2,850
Computer software	5,000	1,750	5,000	1,583
Acquired customer lists, trade names and other	7,025	2,265	7,025	1,688

Subtotal	24,025	7,165	24,025	6,121

Intangible assets not subject to amortization:
Trade name	1,120	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,120	—	2,000	—

Total intangible assets	$26,145	$7,165	$26,025	$6,121

Amortization expense for the three and six months ended June 30, 2007 was approximately $695 and $1,044, respectively. Amortization expense for the three and six months ended June 30, 2006 was approximately $346 and $690, respectively. As of June 30, 2007 and December 31, 2006, other goodwill was $43,876.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2007	$1,710
2008	1,327
2009	1,325
2010	1,251
2011	1,181

(7)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Respiratory therapy equipment and services	$127,731	$97,568	$247,183	$213,854
Durable medical equipment	15,393	13,254	30,152	28,267
Other health care products	1,199	1,024	2,356	2,198

Net revenue	$144,323	$111,846	$279,691	$244,319

(8)	Other Commitments and Contingencies

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

•	Inconsistent payment patterns from Centers for Medicare and Medicaid Services and its contractors and other third party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging malpractice and related claims.

Such inherent risks require the use of certain management estimates in the preparation of our financial statements and it is reasonably possible that changes in such estimates may occur.

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 65.9% and 68.1% of our patient revenue for the three months ended June 30, 2007 and 2006, respectively, and 66.5% and 67.9% for the six months ended June 30, 2007 and 2006, respectively.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. We have not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, we received a request for information and documents from the Division of Enforcement of the SEC related to our restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2004. We are fully cooperating with the SEC and have provided documents in response to such request. We have not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions. The case is currently stayed until October 31, 2007. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We have produced the requested documents and we will continue to cooperate with the investigation.

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

Our predecessor, Rotech Medical Corporation, and the Office of Inspector General (the “OIG”) of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement. Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The term of the Corporate Integrity Agreement expired in February 2007; however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We submitted our final annual report on June 28, 2007. If we were to be found in violation of any terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties ranging from one thousand to two thousand five hundred dollars per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

(10)	Debt

Our long-term debt consists of the following:

	June 30, 2007	December 31, 2006
Capital lease obligation with interest implied at a fixed rate of 7.3%, due in equal monthly payments through June 2010, secured by equipment	$348	$—
Capital lease obligation with interest implied at a fixed rate of 9.0%, due in two installments payable in 2007, secured by equipment	—	3,103
Former senior secured term loan under the former credit facility repaid in full on March 30, 2007	—	94,763
Current secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	181,755	—
Senior subordinated notes, due April 1, 2012, with interest at a fixed rate of 9.5% payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	469,103	384,866
Less current portion	108	4,053

Total long-term debt	$468,995	$380,813

As described in Note 3, we entered into a new credit agreement on March 30, 2007. Pursuant to such credit agreement, the lenders thereunder have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000. We used the proceeds of the new senior credit facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The new senior credit facility is scheduled to mature on September 26, 2011. The interest rate under the new credit agreement is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (11.4% as of June 30, 2007). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the six months ended June 30, 2007. Accordingly, during the three and six months ended June 30, 2007, a total of $1,755 in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $181,755 as of June 30, 2007. We incurred $8,013 of deferred financing costs associated with the closing of the new credit agreement. Such costs are being amortized over the term of the loan under the effective interest method.

As a result of the termination of our former credit agreement dated September 15, 2006, we recorded a $12,171 loss on extinguishment of debt during the six months ended June 30, 2007 (all of which was recorded during the three months ended March 31, 2007) related to unamortized debt issuance costs of $3,804 and prepayment premiums of $8,367 associated with the former credit agreement.

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

We have outstanding letters of credit totaling $11,898 as of June 30, 2007, which are cash collateralized at 105% of their face amount. The cash collateral in the amount of $12,493 is recorded as restricted cash in our accompanying consolidated balance sheet as of June 30, 2007.

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

We recorded a net tax expense of $233 for the three months ended June 30, 2007 and a net tax benefit of $3,028 for the six months ended June 30, 2007. We have provided a full valuation allowance against our remaining net deferred tax assets as of June 30, 2007 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

As of June 30, 2007, we had available federal net operating loss (NOL) carryforwards of approximately $81,653 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2026. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change. The change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006 resulted in the de-recognition of $93,679 of NOL carryforwards.

We adopted the provisions of FIN 48 effective January 1, 2007, and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, $1,600 of current liabilities was reclassified to long-term liabilities in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. As of January 1, 2007, we recorded a liability for $1,600 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, all of this amount would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate because no federal tax benefit of state income tax items would be recognized based on the current valuation of the deferred tax assets. The liability was increased by $22 for the three months ended June 30, 2007 and increased by $43 for the six months ended June 30, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Our state income tax returns are open to audit under the various statutes of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, we accrued $243 of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest was $286. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the six months ended June 30,
	2007	2006
Cash payments for:
Interest	$16,129	$16,624
Income taxes	$249	$455
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	$3,755	$3,571
Non-cash financing activities:
Payment-in-kind interest added to principal	$1,755	$—
Assets acquired under capital lease	$348	$—

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.5% and 87.2% of net revenues for the three months ended June 30, 2007 and 2006, respectively and 88.4% and 87.5% of net revenues for the six months ended June 30, 2007 and 2006, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 10.7% and 11.9% of net revenues for the three months ended June 30, 2007 and 2006, respectively and 10.8% and 11.6% of net revenues for the six months ended June 30, 2007 and 2006, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Department of Veterans Affairs and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 65.9% and 68.1% of our patient revenue for the three months ended June 30, 2007 and 2006, respectively and 66.5% and 67.9% of our patient revenue for the six months ended June 30, 2007 and 2006, respectively.

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

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to review various strategic transactions, such as an acquisition, sale, debt exchange or equity offering or a combination of any such transactions. We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders that are parties thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the six months ended June 30, 2007. Accordingly, during the three and six months ended June 30, 2007, a total of $1.8 million in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $181.8 million as of June 30, 2007. We believe that the increased liquidity and less restrictive financial covenants provided under this Credit Agreement put us in a better position to pursue a strategic transaction.

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

(1) Competitive Bidding for HME. On April 2, 2007, CMS released its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by the agency after bids are submitted. We submitted our bids on July 19, 2007 for the first round of competitive bidding for each of the respective metropolitan statistical areas, or MSAs, and product categories in which we intend to participate. Thereafter, on July 27, 2007, CMS announced that it is revising the effective date for the first round of the program from April 2008 to July 2008 and that it is extending the deadline for submitting bids to September 25, 2007. CMS also announced that it will allow suppliers who have already submitted bids to revise and resubmit their bids until the new deadline and that it intends to address outstanding questions from suppliers regarding the competitive bidding program. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount.

The competitive bidding program is scheduled to begin in 2008 in ten high-population MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas or CBAs and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/or low number of suppliers. The impact of such an exemption on our business remains uncertain.

In a press release issued on the same date as the final rule, CMS announced the first ten MSAs for 2007 and the product categories selected for the first round of bidding. The MSAs include Charlotte-Gastonia-Concord, North Carolina-South Carolina; Cincinnati-Middletown, Ohio-Kentucky-Indiana; Cleveland-Elyria-Mentor, Ohio; Dallas-Fort Worth-Arlington, Texas; Kansas City, Missouri-Kansas; Miami-Fort Lauderdale-Miami Beach, Florida; Orlando, Florida; Pittsburgh, Pennsylvania; Riverside-San Bernardino-Ontario, California; and San Juan-Caguas-Guaynabo, Puerto Rico. We currently operate in nine of these ten MSAs. Suppliers do not need to be physically located in the CBA to submit a bid. The following product categories (all of which we offer for rent or sale), among others, will be subject to competitive bidding in 2007: oxygen supplies and equipment; continuous positive airway pressure, or CPAP, devices, respiratory assist devices or RADs, and related supplies and accessories; standard power wheelchairs, scooters, and related accessories; hospital beds and related accessories; and walkers and related accessories. Each product category subject to competitive bidding is comprised of individual Healthcare Common Procedure Coding System, or HCPCS codes. To bid on a product, a supplier (or a network of small suppliers) must submit bids on the full spectrum of HCPCS codes contained in that product’s category. In addition, commonly-owned suppliers may submit only one bid. Once bids are submitted, CMS determines the composite bid for each product category and arrays them from highest to lowest to select a “pivotal bid” at the point where the expected combined capacity of the bidders is sufficient to meet expected beneficiary demand for items in a category. CMS will award at least five contracts in each CBA, however, if there are less than five suppliers bidding then at least two contract suppliers must be selected for each CBA.

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

Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA requires that new clinical conditions of coverage for HME products and quality standards for HME suppliers be established and implemented. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. On August 14, 2006, CMS published its quality standards for HME suppliers. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which became effective upon publication, will be applied by independent accreditation organizations. The final standards include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. The final rule on competitive bidding requires that all suppliers meet these new quality standards and also meet additional financial standards. As part of the supplier bidding process, suppliers must submit documentation that includes schedules from tax returns, a copy of SEC Form 10-K filings for the previous three years (for public companies), certain specific financial statements that include cash flow statements and a copy of current credit reports. At this time, however, we cannot predict the full impact that the clinical conditions, final quality standards or financial standards will have on our business or the effect such conditions and standards will have on our ability to continue to provide products to Medicare beneficiaries.

On July 31, 2006, CMS released a final rule, which implements criteria for accrediting organizations to be selected by CMS to apply the final quality standards. In addition, on November 22, 2006, CMS announced that the Joint Commission on Accreditation of Healthcare Organizations, or the Joint Commission, has been selected to be one of the recognized accrediting organizations. Currently, all of our operating centers are accredited by the Joint Commission. Suppliers must become accredited by October 31, 2007 to be selected as a contract supplier. CMS has also indicated informally that selected accreditation organizations, such as the Joint Commission, have authority to determine whether suppliers that are already accredited can be “grandfathered” or must undergo additional accreditation measures. However, the final accreditation rule does not provide us with sufficient information to predict the full impact of the final accreditation criteria on our business. The full impact of the accreditation requirements is uncertain at this time.

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

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment that reflect the FEHBP reductions. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 4.1% of our recorded revenues for the year ended December 31, 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.9 million and $17.7 million for the years ended December 31, 2006 and 2005, respectively. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Subsequent changes to the fee schedule amounts for oxygen equipment, which became effective beginning 2007, are discussed below.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the six months ended June 30, 2007, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 19.9% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide, which is further described below.

In addition to MMA changes in payment methodology, given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary. The 2005 dispensing fee was $57 for a 30-day period or $80 for a 90-day period. Effective January 1, 2006, the dispensing fee for inhalation drugs furnished to beneficiaries remained at $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and was reduced to $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs was likewise reduced to $66. These reductions in the 2006 Medicare dispensing fees reduced our net revenue by approximately $9.8 million for the year ended December 31, 2006. Although the dispensing fee for 2007 remains unchanged from the 2006 rate, future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. In March 2007, as discussed further below, final Medicare coverage policies were issued, announcing discontinuation of coverage for compounded inhalation drugs, effective for claims with dates of service on or after July 1, 2007. Our compounding activities with respect to other inhalation drugs were not material and as of April 1, 2007, we have discontinued all compounding operations. As such, we do not expect that this discontinuation of coverage will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows or results of operations.

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Under CMS’s revised policy, the existing HCPCS codes for these products are no longer permitted to be used for Medicare claims. Instead, two new HCPCS codes were established; new code Q4093 is to be used for claims for the concentrated formulation of both albuterol and levalbuterol, and new code Q4094 is to be used for claims for the single dose form of both albuterol and levalbuterol. CMS has set payment levels for the new HCPCS codes based on the weighted average of the average sales prices, or ASPs, for each product assigned to the respective codes. For the quarter beginning July 1, 2007, claims for concentrated albuterol and concentrated levalbuterol (code Q4093) are paid at $.127 per 1 mg and per .5 mg, respectively; claims for single dose form albuterol and single dose form levalbuterol (code Q4094) are paid at $1.313 (or $.525 per 1 mg and per .5 mg, respectively). This represents an increase for albuterol and decrease for levalbuterol claims. During the quarter immediately prior to these revisions, concentrated albuterol was paid at $.071 per 1 mg and concentrated levalbuterol was paid at $.922 per .5 mg, while a unit dose of albuterol was paid at $.203 (or $.081 per 1 mg) and a unit dose of levalbuterol was paid at $3.838 (or $1.535 per .5 mg). We expect that the decrease for levalbuterol claims could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. However, at this time, the full effect of the coding and payment revisions on our revenues, profit margins, profitability, operating cash flows and results of operations remains uncertain.

In addition to the abovementioned changes for inhalation drugs, in March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposed to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of albuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. In March 2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for levalbuterol or DuoNeb. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. CMS expects to issue its national coverage memorandum on September 18, 2007. As part of the national coverage analysis process, on June 20, 2007, CMS released a proposed decision memorandum which concluded that CMS has insufficient information based on published medical evidence to define specific patient populations who would benefit from a particular treatment with particular medications. As a result, CMS announced in its proposed decision memorandum that it would not issue a national coverage decision and instead would leave to CMS contractors to render local decisions regarding coverage for nebulized beta adrenergic agonist therapy for lung diseases either through an LCD or through claim reviews on a case-by-case basis. This means, for example, if CMS does not otherwise issue a national coverage decision, its Medicare contractors could require the pricing of DuoNeb® to be set based on an LCA analysis at the maximum allowable payments for separate unit dose vials of its component drugs, albuterol and ipratropium, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. However, at this time, we cannot predict the full impact of such an LCA analysis or CMS’s proposed decision memorandum on our revenues, profit margins, profitability, operating cash flows and results of operations.

Further, as to changes under the MMA, CMS has commenced transitioning responsibility for the processing and payment of claims for home medical equipment under Medicare Part B to four specialty carriers known as Durable Medical Equipment Medicare Administrative Contractors (DME MACs). The transition to the DME MACs, which are replacing the Durable Medical Equipment Regional Carriers (DMERCs), began on July 1, 2006 and ended on June 1, 2007, on which date CIGNA Government Services, LLC became the DME MAC for Medicare Part B Region C, having taken over this position from Palmetto GBA. As a result of this transitioning process, we have experienced disruptions and temporary delays in payment of our Part B claims. As of June 30, 2007, we estimate that our payments from Medicare Part B Region C are behind by approximately $1.3 million due to the continuing effects of the DME MAC transition.

Deficit Reduction Act

The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. We have reviewed the impact of the 36 month rental cap on the composite depreciable life of our rental assets and believe that no change is necessary to our current five year composite useful life for rental equipment at this time. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary. On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS explains the DRA’s 36-month rental cap on oxygen equipment, which went into effect on January 1, 2006. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as follows:

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

President George W. Bush’s proposed 2008 budget includes a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. Additionally, on August 1, 2007, the U.S. House of Representatives passed H.R. 3162, “The Children’s Health and Medicare Protection Act.” This legislation would reduce payments to Medicare Advantage plans and increase the federal cigarette tax by 45 cents per pack to increase funding for the State Children’s Health Insurance Plan (SCHIP) by $50 billion over five years. This legislation also would reduce the oxygen equipment rental cap from 36 months to 18 months. On August 2, 2007, the U.S. Senate passed S 1893. This legislation would reauthorize SCHIP and increase the cigarette tax by 61 cents per pack to fund a SCHIP program expansion of $35 billion over 5 years. Unlike the House SCHIP reauthorization bill, the Senate bill did not contain any Medicare provisions. The President has threatened to veto the SCHIP legislation. It is not clear at this time whether these proposals or any other proposals will be included in the final 2008 budget approved by Congress; however, any further reductions to the maximum rental period for home oxygen equipment would likely have a material adverse affect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Surety Bond Proposal

On August 1, 2007, CMS published a proposed rule that would require all HME suppliers, except those that are government-operated, to obtain and furnish a surety bond to the National Supplier Clearinghouse, or NSC, the Medicare contractor responsible for enrollment, for each Medicare supplier number held. CMS previously issued a proposed surety bond requirement in 1998 to implement BBA 97. At that time, the proposed surety bond amount was $50,000; CMS has adjusted the proposed surety bond amount to $65,000 to reflect inflation. CMS seeks public comments on, among other things, whether the surety bond amount should be increased for so-called “higher-risk” suppliers and whether to establish an exception to the requirement for publicly traded chain suppliers. It is unclear whether the proposal would exempt publicly traded chain suppliers of HME, or whether we would be made subject to such an exemption. If this proposal were enacted and if no such exemption is included, or if we were otherwise not subject to such an exemption, we would be required to obtain surety bonds for each of our approximately 500 locations, resulting in significant additional cost in operating our business.

Medicare Demonstration Project

On June 28, 2007, CMS announced plans to implement a two-year demonstration project involving the Medicare enrollment of suppliers of durable medical equipment, prosthetics, orthotics and supplies. The stated goal of the project is to strengthen CMS’s ability to detect and prevent fraudulent activity, focusing specifically on suppliers physically located in Miami-Dade, Broward and Palm Beach Counties, Florida and in Los Angeles, Orange, Riverside and San Bernardino Counties, California. HME suppliers in these locales will be required to submit a reenrollment application for participation in Medicare upon request from the NSC. Under the project, CMS intends to revoke a supplier’s Medicare billing privileges if the supplier (1) fails to submit a reenrollment application within a 30-day timeframe of receiving a request from the NSC, (2) fails to report any change in ownership or address at least 30 days prior to the effective date of the change, (3) fails to obtain accreditation from a CMS-approved accrediting organization within 90 days of notification from the NSC, (4) has an owner or managing employee that has had a felony conviction within the last 10 years, or (5) no longer meets each requirement necessary for enrollment as a Medicare supplier. If the supplier’s billing privileges are revoked, CMS will implement appropriate recoupment measures. In addition, suppliers that do not have their Medicare billing privileges revoked based on the information contained in the reenrollment application they submitted will be subject to an enhanced review. We believe that we will be made subject to this demonstration project as we are enrolled in several of the locales subject to the project. We cannot, however, predict whether any adverse action will be taken against us pursuant to the demonstration project, nor can we predict the effect that any such adverse action would have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Federal and State Regulatory Requirements

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

Pharmacy Licensing, Registration and Regulatory Requirements

Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the FDA, adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business, although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. Further, we are required to maintain state licenses and permits in those states in which we are doing business to meet Medicare and Medicaid requirements. A finding that the state requirements have not been met can result in the recoupment of reimbursement or revocation of our supplier numbers. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states, including doing Medicare and Medicaid business in such state or states, would be limited, which could adversely impact our revenues, profit margins, profitability, operating cash flows and results of operations.

In August 2005, the FDA inspected the compounding activities at our Pulmo-Dose pharmacy and presented us with an FDA Form 483 noting three inspectional observations. We submitted a response to the FDA Form 483 and engaged in subsequent communications with the FDA regarding the inspection and the FDA’s review of Pulmo-Dose’s activities. On August 10, 2006, we received a warning letter from the FDA stating that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeded the scope of the practice of pharmacy and that Pulmo-Dose was operating as a pharmaceutical manufacturer. We submitted a formal response to the warning letter on August 30, 2005 and continued to engage in written and oral communications with the FDA regarding their assertions.

In light of the FDA’s warning letter and subsequent communications, we have discontinued all of our pharmacy compounding operations as of April 2007. We are not accepting any new prescriptions for compounded product, and we have in collaboration with our patients’ physicians, switched patients from their prescribed compounded products to drug products that are commercially available, where clinically appropriate. The transition of these patients to commercially available alternative products is expected to have a positive impact on our revenues during 2007 when compared to 2006, however, these products have lower margins and, accordingly, this patient transition will have a material adverse effect on our profit margins, profitability, operating cash flows and results of operations when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006. The FDA conducted a follow-up inspection of Pulmo-Dose to evaluate our compliance with our phase-out plan and the FFDCA in May 2007. At the conclusion of this inspection, the FDA inspector stated that because Pulmo-Dose had ceased its compounding operations, the FDA considered the matter closed. However, to date, we have not received written confirmation of the FDA’s decision.

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

One other standard has been promulgated under HIPAA, although compliance with this standard is not yet required. CMS published a final rule covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We are required to comply with this standard by May 23, 2007. On April 2, 2007, CMS announced that covered entities who do not expect to be in compliance with this standard by May 23, 2007 may implement contingency plans for an additional twelve month period through May 23, 2008. During this period, CMS will not impose penalties on covered entities who implement contingency plans if they have made reasonable and diligent efforts to become compliant with the rule. We have evaluated this rule to determine the effects of the rule on our business. We believe that we have taken the appropriate steps to ensure that we are in compliance with this standard in all material respects.

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

Results of Operations

The following table shows our results of operations for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$144,323	$111,846	$279,691	$244,319
Cost of net revenues:
Product and supply costs	38,600	23,954	74,297	49,005
Patient service equipment depreciation	11,991	10,948	23,638	22,330
Operating costs	5,899	5,457	11,861	12,575

Total cost of net revenues	56,490	40,359	109,796	83,910

Provision for doubtful accounts	4,153	3,347	8,586	7,436
Selling, general and administrative	74,701	77,652	150,970	153,608
Depreciation and amortization	3,296	4,096	7,387	9,091
Goodwill impairment	—	449,000	—	449,000

Total costs and expenses	138,640	574,454	276,739	703,045

Operating income (loss)	5,683	(462,608)	2,952	(458,726)
Interest expense, net	12,028	8,762	22,095	17,144
Other (expense) income, net	(2)	(26)	48	76
Loss on extinguishment of debt	2	–	12,171	–

Loss before income taxes	(6,345)	(471,344)	(31,362)	(475,946)
Federal and state income tax expense (benefit)	233	(40,596)	(3,028)	(42,290)

Net loss	(6,578)	(430,748)	(28,334)	(433,656)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net loss attributable to common stockholders	$(6,691)	$(430,861)	$(28,559)	$(433,881)

The following table shows our results of operations as a percentage of our net revenues for the three months and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	26.7%	21.4%	26.6%	20.1%
Patient service equipment depreciation	8.3%	9.8%	8.5%	9.1%
Operating costs	4.1%	4.9%	4.2%	5.1%

Total cost of net revenues	39.1%	36.1%	39.3%	34.3%

Provision for doubtful accounts	2.9%	3.0%	3.1%	3.0%
Selling, general and administrative	51.8%	69.4%	54.0%	62.9%
Depreciation and amortization	2.3%	3.7%	2.6%	3.7%
Goodwill impairment	—%	401.4%	—%	183.8%

Total costs and expenses	96.1%	513.6%	99.0%	287.7%

Operating income (loss)	3.9%	(413.6)%	1.0%	(187.7)%
Interest expense, net	8.3%	7.8%	7.9%	7.0%
Other (expense) income, net	—%	—%	—%	—%
Loss on extinguishment of debt	—%	—%	4.4%	—%

Loss before income taxes	(4.4)%	(421.4)%	(11.3)%	(194.7)%
Federal and state income tax expense (benefit)	0.2%	(36.3)%	(1.1)%	(17.3)%

Net loss	(4.6)%	(385.1)%	(10.2)%	(177.4)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net loss attributable to common stockholders	(4.7)%	(385.2)%	(10.3)%	(177.5)%

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006

Total net revenues for the three months ended June 30, 2007 were $144.3 million as compared to $111.8 million for the comparable period in 2006. The net increase of $32.5 million was primarily attributable to net revenue increases for the three months ended June 30, 2007 of:

•	$13.3 million from the transition of patients formerly receiving compounded budesonide to commercially available alternative products;

•	$6.5 million from organic patient growth representing a 3.3% increase in oxygen patient counts and a 15.1% increase in CPAP product counts; and

•	$13.1 million reduction in the provision for accounts receivable contractual allowances.

These increases in net revenue were offset by a decrease of $0.4 million in net revenues for the three months ended June 30, 2007 as a result of the DRA reductions in oxygen reimbursement rates discussed above.

The reduction in the provision for accounts receivable contractual allowances is attributable to the $17.5 million in additional provisions for accounts receivable contractual allowances which were recorded as a reduction to net revenues for the three months ended June 30, 2006. Although we did not record a comparable charge during the three months ended June 30, 2007, we have increased our monthly provision rates and we have experienced increases in gross revenue.

Cost of net revenues totaled $56.5 million for the three months ended June 30, 2007, an increase of $16.1 million or 40.0% from the comparable period in 2006. The net increase was primarily attributable to a $14.6 million increase in product and supply costs from the transition of patients formerly receiving compounded budesonide to commercially available alternative products. Cost of net revenues as a percentage of net revenue was 39.1% for the three months ended June 30, 2007 as compared to 36.1% for the comparable period in 2006.

The provision for doubtful accounts for the three months ended June 30, 2007 totaled $4.2 million, a $0.8 million increase from the comparable period in 2006. This increase was mainly attributable to revenue growth, as the provision for doubtful accounts as a percentage of net revenues was 2.9% for the three months ended June 30, 2007 as compared to 3.0% for the three months ended June 30, 2006.

Selling, general and administrative expenses for the three months ended June 30, 2007 totaled $74.7 million, a decrease of $3.0 million or 3.8% from the comparable period in 2006. This decrease in selling, general and administrative expenses is mainly attributable to non-recurring costs expensed during the three months ended June 30, 2006 related to discussions regarding a potential strategic transaction which were terminated. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.8% for the three months ended June 30, 2007 from 69.4% for the three months ended June 30, 2006, primarily as a result of the increase in net revenues during the three months ended June 30, 2007 as compared to the comparable period in 2006.

Depreciation and amortization for the three months ended June 30, 2007 totaled $3.3 million, a decrease of $0.8 million or 19.5% from the comparable period in 2006. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.3% as compared to 3.7% for the comparable period in 2006.

We recorded an estimated non-cash goodwill impairment charge of $449.0 million for the three months ended June 30, 2006 as the result of an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the reductions for compounded budesonide and the resulting decline in our market capitalization. We did not have any similar impairment charges during the three months ended June 30, 2007.

Net interest expense for the three months ended June 30, 2007 totaled $12.0 million, an increase of $3.2 million or 37.3% from the comparable period in 2006. The increase is primarily attributable to an increase of approximately $110.1 million in the average debt outstanding during the three months ended June 30, 2007 as compared to the comparable period in 2006, as well as an increase of approximately 309 basis points in the average applicable variable interest rates.

Federal and state income tax for the three months ended June 30, 2007 was $0.2 million as compared to a federal and state income tax benefit of $40.6 million for the comparable period in 2006. This decrease in tax benefit is primarily the result of a decrease in the loss before income taxes and a lower effective tax rate due to the recording of a full valuation allowance against future benefits of current period losses.

Net loss for the three months ended June 30, 2007 was $6.6 million compared to a net loss of $430.7 million for the comparable period in 2006. As outlined above, we recorded three significant accounting adjustments in 2006 that did not recur in 2007. These three adjustments (the $449.0 million non-cash goodwill impairment charge, the $17.5 million increase in contractual adjustments, and the $40.6 million tax benefit) contributed an aggregate of $425.9 million to the net loss for the three months ended June 30, 2006.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Total net revenues for the six months ended June 30, 2007 were $279.7 million as compared to $244.3 million for the comparable period in 2006. The net increase of $35.4 million was primarily attributable to net revenue increases for the six months ended June 30, 2007 of:

•	$23.7 million from the transition of patients formerly receiving compounded budesonide to commercially available alternative products;

•	$12.9 million from organic patient growth representing a 4.6% increase in oxygen patient counts and a 17.3% increase in CPAP product counts; and

•	$4.2 million reduction in the provision for accounts receivable contractual allowances.

These increases in net revenues were offset by decreases in net revenues for the six months ended June 30, 2007 of:

•

$4.6 million as a result of volume reductions under two of our contracts with Gentiva Health Services (“Gentiva”) as a result of an amendment to Gentiva’s contract with CIGNA Healthcare (“CIGNA”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA effective January 31, 2006; and

•	$0.8 million as a result of the DRA reductions in oxygen reimbursement rates discussed above.

The reduction in the provision for accounts receivable contractual allowances is attributable to the $17.5 million in additional provisions for accounts receivable contractual allowances which were recorded as a reduction to net revenues for the six months ended June 30, 2006. Although we did not record a comparable charge during the six months ended June 30, 2007, we have increased our monthly provision rates and we have experienced increases in gross revenue.

Cost of net revenues totaled $109.8 million for the six months ended June 30, 2007, an increase of $25.9 million or 30.9% from the comparable period in 2006. The net increase was primarily attributable to a $25.3 million increase in product and supply costs from the transition of patients formerly receiving compounded budesonide to commercially available alternative products. Cost of net revenues as a percentage of net revenue was 39.3% for the six months ended June 30, 2007 as compared to 34.3% for the comparable period in 2006.

The provision for doubtful accounts for the six months ended June 30, 2007 totaled $8.6 million, a $1.2 million increase from the comparable period in 2006. This increase was mainly attributable to revenue growth, as the provision for doubtful accounts was 3.1% for the six months ended June 30, 2007 as compared to 3.0% for the six months ended June 30, 2006.

Selling, general and administrative expenses for the six months ended June 30, 2007 totaled $151.0 million, a decrease of $2.6 million or 1.7% from the comparable period in 2006. This decrease in selling, general and administrative expenses is mainly attributable to non-recurring costs expensed during the six months ended June 30, 2006 related to discussions regarding a potential strategic transaction which were terminated. Selling, general and administrative expenses as a percentage of net revenues decreased to 54.0% for the six months ended June 30, 2007 from 62.9% for the six months ended June 30, 2006, primarily as a result of the increase in net revenues during the six months ended June 30, 2007 as compared to the comparable period in 2006.

Depreciation and amortization for the six months ended June 30, 2007 totaled $7.4 million, a decrease of $1.7 million or 18.7% from the comparable period in 2006. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.6% as compared to 3.7% for the comparable period in 2006.

We recorded an estimated non-cash goodwill impairment charge of $449.0 million for the six months ended June 30, 2006 as the result of an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the reductions for compounded budesonide and the resulting decline in our market capitalization. We did not have any similar impairment charges during the six months ended June 30, 2007.

Net interest expense for the six months ended June 30, 2007 totaled $22.1 million, an increase of $5.0 million or 28.9% from the comparable period in 2006. The increase is primarily attributable to an increase of approximately $78.0 million in the average debt outstanding during the six months ended June 30, 2007 as compared to the comparable period in 2006, as well as an increase of approximately 241 basis points in the average applicable variable interest rates.

We recorded a loss on extinguishment of debt for the six months ended June 30, 2007 in the amount of $12.2 million. This amount equals the unamortized debt issuance costs from our September 15, 2006 refinancing, as well as prepayment premiums paid in accordance with the former credit agreement. This amount was written off on March 30, 2007 upon the closing of our new $180.0 million term loan and repayment of all amounts associated with the former credit facility.

Federal and state income tax benefit for the six months ended June 30, 2007 decreased to $3.0 million from $42.3 million for the comparable period in 2006. This decrease in tax benefit is primarily the result of a decrease in the loss before income taxes and a lower effective tax rate due to the recording of a full valuation allowance against future benefits of current period losses.

Net loss for the six months ended June 30, 2007 was $28.3 million compared to a net loss of $433.7 million for the six months ended June 30, 2006. As outlined above, we recorded three significant accounting adjustments in 2006 that did not recur in 2007. These three adjustments (the $449.0 million non-cash goodwill impairment charge, the $17.5 million increase in contractual adjustments, and the $42.3 million tax benefit) contributed an aggregate of $424.2 million to the net loss for the six months ended June 30, 2006. As described above, we recorded a loss on extinguishment of debt which contributed $12.2 million to the net loss for the six months ended June 30, 2007.

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

Liquidity and Capital Resources

For the six months ended June 30, 2007, net cash provided by operating activities was $12.2 million compared to $1.9 million for the same period in 2006. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended June 30, 2007.

Accounts receivable before allowance for doubtful accounts decreased to $89.8 million at June 30, 2007 from $91.2 million at December 31, 2006. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable total 32.0% and 34.0% as of June 30, 2007 and December 31, 2006, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 50.4 days at June 30, 2007, compared to 55.7 days at December 31, 2006. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of June 30, 2007 and December 31, 2006:

June 30, 2007

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40.4%	20.6%	3.1%	64.1%
Aged 91-180 days	7.6%	6.6%	3.1%	17.3%
Aged 181 - 360 days	5.6%	5.1%	1.7%	12.4%
Aged over 360 days	3.6%	2.0%	0.6%	6.2%

Total	57.2%	34.3%	8.5%	100.0%

December 31, 2006

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	14.9%	1.8%	57.8%
Aged 91-180 days	7.5%	8.5%	2.0%	18.0%
Aged 181 - 360 days	7.4%	7.6%	2.8%	17.8%
Aged over 360 days	2.2%	3.2%	1.0%	6.4%

Total	58.2%	34.2%	7.6%	100.0%

Included in accounts receivable are earned but unbilled receivables of $27.6 million at June 30, 2007 and $26.8 million at December 31, 2006. These amounts include $5.5 million at June 30, 2007 and $5.1 million at December 31, 2006 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. We manage billing and collection of accounts receivable through our own billing and collection centers. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. For example, CMS placed a hold on payments for all claims under Medicare Parts A and B from all providers and all physicians during the last nine days of the 2006 federal fiscal year (September 22—September 30, 2006). Information is not available to determine the exact impact of this payment hold, however we have estimated that this payment hold resulted in an increase in accounts receivable and a corresponding decrease in cash at September 30, 2006 estimated between $4.1 million and $7.7 million. We are currently experiencing issues with timeliness of Medicare Part B payments as the result of the DME MAC transition which began on July 1, 2006 and ended on June 1, 2007. As a result of this transitioning process, we have experienced disruptions and temporary delays in payment of our Part B claims. As of June 30, 2007, we estimate that our payments from Medicare Part B Region C are behind by approximately $1.3 million due to the continuing effects of the DME MAC transition. In addition, we also continue to experience inconsistent payment patterns from CMS and its contractors and other third-party payors. As such, we may not be able to maintain our current levels of collectibility. In addition, third-party payors may experience financial difficulties which could impact their ability to make timely payments to us. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

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

Net cash used in investing activities was $36.9 million for the six months ended June 30, 2007, as compared to $35.4 million for the same period in 2006. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $24.4 million for the six months ended June 30, 2007 as compared to $33.6 million for the same period in 2006. The decrease in 2007 is primarily attributed to increased utilization rates on rental equipment.

There were no businesses acquired during the six months ended June 30, 2007. Cash outlays for businesses acquired totaled $1.8 million for the six months ended June 30, 2006.

Cash flows provided by financing activities primarily relate to the refinancing of our former senior secured credit facility. As of June 30, 2007, we had the following debt facilities and outstanding debt:

•

$181.8 million senior secured term loan with a maturity date of September 26, 2011, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility, pay associated transaction costs, cash collateralize our existing letters of credit and to fund future working capital requirements. As of June 30, 2007, the entire amount of the term loan was outstanding. The term loan bears interest at the Eurodollar rate plus 6.0% (11.4% as of June 30, 2007). As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the six months ended June 30, 2007. Accordingly, during the six months ended June 30, 2007, a total of $1.8 million in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $181.8 million as of June 30, 2007.

•

$300.0 million aggregate principal amount of 9.5% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9.5% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both June 30, 2007 and December 31, 2006, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the six months ended June 30, 2007. Accrued interest on the senior subordinated notes totaled $6.8 million at both June 30, 2007 and December 31, 2006.

As of December 31, 2006, we had a balance of $95.0 million outstanding under our former term loan and $0.3 million of accrued interest. We had no amounts outstanding under our former revolving credit facility; however, we had $14.1 million committed under standby letters of credit.

During the six months ended June 30, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and revolving credit facilities during the six months ended June 30, 2007 and 2006 was $2.6 million and $2.5 million, respectively. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders that are parties thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

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

We have outstanding letters of credit totaling $11.9 million as of June 30, 2007, which are cash collateralized at 105% of their face amount. The cash collateral in the amount of $12.5 million is recorded as restricted cash in our consolidated balance sheet as of June 30, 2007.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The following table updates our contractual obligations as of June 30, 2007 to reflect the change in obligations related to our senior secured notes and senior secured term loan due to our new Credit Agreement described above and in Notes 3 and 10 to our condensed consolidated financial statements included in this report. Other than with respect to our new Credit Agreement, there are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations related to our senior secured notes and senior secured term loan(1)	$724,802	$27,265	$54,530	$643,007	$—

(1)

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs that we have established; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2007, we have one outstanding debt instrument bearing interest at a variable rate. Our current senior secured term loan bears interest equal to the Eurodollar Rate plus 6.0% (or Base Rate plus 5%). Our earnings may be affected by changes in interest rates relating to this debt, as variable interest rates may rise and increase the amount of our interest expense. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $181.8 million outstanding balance on the term loan, we would incur approximately $1.8 million in additional interest expense on an annualized basis.

ITEM 4—Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During our financial reporting process for the second quarter of fiscal year 2007, we took steps to remediate a material weakness in internal control over financial reporting related to review procedures performed in the preparation of the statement of cash flows for the period ended March 31, 2007. As previously reported in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, this material weakness resulted in our failure to detect an error in the preparation of our statement of cash flows for the three months ended March 31, 2007 prior to the issuance of such statement of cash flows. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the company. The material weakness that existed was that the controls to review and validate the mathematical integrity of the supporting schedule for purchases of property and equipment included in accounts payable did not operate effectively. To remediate this material weakness, we added additional review procedures and control totals into our supporting schedule for purchases of property and equipment included in accounts payable. We believe that the changes we made have remediated the material weakness described above as of June 30, 2007. Prior to these changes, during the second quarter of fiscal year 2007, we made no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007.

Risks related to our liquidity and our financing and capital structures

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of June 30, 2007, our total consolidated long-term debt (including current maturities) accounted for approximately 97% of our total capitalization. The degree to which we are leveraged could have substantial negative consequences, because:

•

it could affect our ability to satisfy our obligations under our 9.5% senior subordinated notes due 2012, including our ability and our decision to make interest payments thereunder when due and payable;

•

a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and therefore would not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our existing credit agreement limits our ability to acquire businesses and incur indebtedness required to finance such acquisitions;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired;

•	we are more highly leveraged than some of our competitors, which places us at a competitive disadvantage;

•	it makes us more vulnerable in the event of a downturn in our business, our industry, or the economy in general;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we are vulnerable to interest rate fluctuations because a portion of our debt is subject to variable interest rates.

In addition, because our current term loan is a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the six months ended June 30, 2007. Accordingly, during the three and six months ended June 30, 2007, a total of $1.8 million in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $181.8 million as of June 30, 2007. Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our debt, on or before maturity. We may not be able to refinance any of our debt, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A substantial percentage of our business is derived from the sale of Medicare-covered HME items, including oxygen, and laws and policies currently in effect reduce payment amounts for certain categories of HME, including those of many of our products.

Currently, Medicare payments to us for our HME products generally are based on the lesser of the actual charge for the item or the applicable Medicare fee schedule amount. Under the MMA, from 2004 through 2008, most payments for HME are frozen at the 2003 level unless the item becomes subject to further reductions based on Federal Employee Health Benefits Program median payment amounts (as described below), or is subject to competitive bidding. As of January 1, 2005, the fee schedule amounts for certain items of HME, including wheelchairs and nebulizers, were reduced based on the percentage difference between the amount of payment otherwise determined for 2002 and the median amount of payment under the Federal Employee Health Benefits Program, or FEHBP, as determined by the Office of Inspector General of DHHS, or OIG. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding. The fee schedule amounts for oxygen and oxygen equipment were also reduced based on this calculation.

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

President George W. Bush’s proposed 2008 budget includes a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. Additionally, on August 1, 2007, the U.S. House of Representatives passed H.R. 3162, “The Children’s Health and Medicare Protection Act.” This legislation would reduce payments to Medicare Advantage plans and increase the federal cigarette tax by 45 cents per pack to increase funding for the State Children’s Health Insurance Plan (SCHIP) by $50 billion over five years. This legislation also would reduce the oxygen equipment rental cap from 36 months to 18 months. On August 2, 2007, the U.S. Senate passed S 1893. This legislation would reauthorize SCHIP and increase the cigarette tax by 61 cents per pack to fund a SCHIP program expansion of $35 billion over 5 years. Unlike the House SCHIP reauthorization bill, the Senate bill did not contain any Medicare provisions. The President has threatened to veto the SCHIP legislation. It is not clear at this time whether these proposals or any other proposals will be included in the final 2008 budget approved by Congress; however, any further reductions to the maximum rental period for home oxygen equipment would likely have a material adverse affect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

On April 2, 2007, CMS released its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by the agency after bids are submitted. We submitted our bids on July 19, 2007 for the first round of competitive bidding for each of the respective metropolitan statistical areas, or MSAs, and product categories in which we intend to participate. Thereafter, on July 27, 2007, CMS announced that it is revising the effective date for the first round of the program from April 2008 to July 2008 and that it is extending the deadline for submitting bids to September 25, 2007. CMS also announced that it will allow suppliers who have already submitted bids to revise and resubmit their bids until the new deadline and that it intends to address outstanding questions from suppliers regarding the competitive bidding program. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount.

The competitive bidding program is scheduled to begin in 2008 in ten high-population MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas or CBAs and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/or low number of suppliers. The impact of such an exemption on our business remains uncertain.

In a press release issued on the same date as the final rule, CMS announced the first ten MSAs for 2007 and the product categories selected for the first round of bidding. The MSAs include Charlotte-Gastonia-Concord, North Carolina-South Carolina; Cincinnati-Middletown, Ohio-Kentucky-Indiana; Cleveland-Elyria-Mentor, Ohio; Dallas-Fort Worth-Arlington, Texas; Kansas City, Missouri-Kansas; Miami-Fort Lauderdale-Miami Beach, Florida; Orlando, Florida; Pittsburgh, Pennsylvania; Riverside-San Bernardino-Ontario, California; and San Juan-Caguas-Guaynabo, Puerto Rico. We currently operate in nine of these ten MSAs. Suppliers do not need to be physically located in the CBA to submit a bid. The following product categories (all of which we offer for rent or sale), among others, will be subject to competitive bidding in 2007: oxygen supplies and equipment; continuous positive airway pressure, or CPAP, devices, respiratory assist devices or RADs, and related supplies and accessories; standard power wheelchairs, scooters, and related accessories; hospital beds and related accessories; and walkers and related accessories. Each product category subject to competitive bidding is comprised of individual HCPCS codes. To bid on a product, a supplier (or a network of small suppliers) must submit bids on the full spectrum of HCPCS codes contained in that product’s category. In addition, commonly-owned suppliers may submit only one bid. Once bids are submitted, CMS determines the composite bid for each product category and arrays them from highest to lowest to select a “pivotal bid” at the point where the expected combined capacity of the bidders is sufficient to meet expected beneficiary demand for items in a category. CMS will award at least five contracts in each CBA, however, if there are less than five suppliers bidding then at least two contract suppliers must be selected for each CBA.

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

Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

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

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Under CMS’s revised policy, the existing HCPCS codes for these products are no longer permitted to be used for Medicare claims. Instead, two new HCPCS codes were established; new code Q4093 is to be used for claims for the concentrated formulation of both albuterol and levalbuterol, and new code Q4094 is to be used for claims for the single dose form of both albuterol and levalbuterol. CMS has set payment levels for the new HCPCS codes based on the weighted average of the average sales prices, or ASPs, for each product assigned to the respective codes. For the quarter beginning July 1, 2007, claims for concentrated albuterol and concentrated levalbuterol (code Q4093) are paid at $.127 per 1 mg and per .5 mg, respectively; claims for single dose form albuterol and single dose form levalbuterol (code Q4094) are paid at $1.313 (or $.525 per 1 mg and per .5 mg, respectively). This represents an increase for albuterol and decrease for levalbuterol claims. During the quarter immediately prior to these revisions, concentrated albuterol was paid at $.071 per 1 mg and concentrated levalbuterol was paid at $.922 per .5 mg, while a unit dose of albuterol was paid at $.203 (or $.081 per 1 mg) and a unit dose of levalbuterol was paid at $3.838 (or $1.535 per .5 mg). We expect that the decrease for levalbuterol claims could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. However, at this time, the full effect of the coding and payment revisions on our revenues, profit margins, profitability, operating cash flows and results of operations remains uncertain.

        In March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposed to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of albuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. In March 2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for Xopenex® or DuoNeb®. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. As part of the national coverage analysis process, on June 20, 2007, CMS released a proposed decision memorandum which concluded that CMS has insufficient information based on published medical evidence to define specific patient populations who would benefit from a particular treatment with particular medications. As a result, CMS announced in its proposed decision memorandum that it would not issue a national coverage decision and instead would leave to CMS contractors to render local decisions regarding coverage for nebulized beta adrenergic agonist therapy for lung diseases either through an LCD or through claim reviews on a case-by-case basis. This means, for example, if CMS does not otherwise issue a national coverage decision, its Medicare contractors could require the pricing of DuoNeb® to be set based on an LCA analysis at the maximum allowable payments for separate unit dose vials of its component drugs, albuterol and ipratropium, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. However, at this time, we cannot predict the full impact of such an LCA analysis or CMS’s proposed decision memorandum on our revenues, profit margins, profitability, operating cash flows and results of operations.

On August 1, 2007, CMS published a proposed rule that would require all HME suppliers, except those that are government-operated, to obtain and furnish a surety bond to the National Supplier Clearinghouse, the Medicare contractor responsible for enrollment, for each Medicare supplier number held. CMS previously issued a proposed surety bond requirement in 1998 to implement BBA 97. At that time, the proposed surety bond amount was $50,000; CMS has adjusted the proposed surety bond amount to $65,000 to reflect inflation. CMS seeks public comments on, among other things, whether the surety bond amount should be increased for so-called “higher-risk” suppliers and whether to establish an exception to the requirement for publicly traded chain suppliers. It is unclear whether the proposal would exempt publicly traded chain suppliers of HME, or whether we would be made subject to such an exemption. If this proposal were enacted and if no such exemption is included, or if we were otherwise not subject to such an exemption, we would be required to obtain surety bonds for each of our approximately 500 locations, resulting in significant additional cost in operating our business.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenues, adversely affect our results of operations and financial condition and harm our business.

Our medical gas and pharmacy operations are subject to extensive regulation by federal and state regulatory agencies, including the federal Food and Drug Administration. The applicable laws and regulations are extremely complex and in many instances there are no significant regulatory or judicial interpretations of these laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, it is possible that state or federal authorities could disagree. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, prospects, revenues, profit margins, profitability, operating cash flows and results of operations. In addition, a significant change in any of these laws may require us to make changes in order to maintain compliance with these laws, which could increase our costs and have a material adverse effect on our business, prospects, revenues, profit margins, profitability, operating cash flows and results of operations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 29, 2007. At the meeting, the stockholders:

(1)	elected the following six persons to serve as directors of the Company: Arthur J. Reimers, Philip L. Carter, James H. Bloem, Edward L. Kuntz, Jason B. Mudrick and Arthur Siegel;

(2)	ratified and approved an amendment to the Rotech Healthcare Inc. Common Stock Option Plan and approved the performance goals under such plan;

(3)	ratified and approved the Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan; and

(4)	ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER	FOR	AGAINST/ WITHHELD	ABSTAINED
(1) Election of Directors:

Arthur J. Reimers	22,606,590	1,552,815	—
Philip L. Carter	23,468,649	690,756	—
James H. Bloem	23,471,645	687,760	—
Edward L. Kuntz	23,431,659	727,646	—
Jason B. Mudrick	23,472,810	686,595
Arthur Siegel	23,434,824	724,581	—

(2) Ratification and Approval of an amendment to the Rotech Healthcare Inc. Common Stock Option Plan and approval of the performance goals under such plan *	16,116,213	968,431	528,660

(3) Ratification and Approval of the Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan *	17,000,338	91,756	521,210

(4) Ratification of Independent Registered Public Accounting Firm	23,622,229	16,977	520,199

*	There were 6,546,101 broker non-votes with respect to each of matters 2 and 3.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a) Exhibits:

10.1	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.2	Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan.

10.3	Form of Chief Executive Officer Option Agreement.

10.4	Form of Nonemployee Director Option Agreement.

10.5	Form of Officer (other than CEO) Option Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: August 10, 2007	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 10, 2007	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.2	Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan.

10.3	Form of Chief Executive Officer Option Agreement.

10.4	Form of Nonemployee Director Option Agreement.

10.5	Form of Officer (other than CEO) Option Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.