Form 10-Q
period 2007-09-30
ROTECH HEALTHCARE INC
filed 2007-11-06
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

As of November 1, 2007, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$67,876	$10,265
Accounts receivable, net	76,446	78,692
Other accounts receivable	2,587	1,114
Income taxes receivable	1,805	—
Inventories	9,942	9,486
Prepaid expenses	3,786	4,624

Total current assets	162,442	104,181
Property and equipment, net	140,325	148,153
Intangible assets (less accumulated amortization of $7,495 at September 30, 2007 and $6,121 at December 31, 2006)	18,650	19,904
Other goodwill	43,876	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	163,154	163,154
Deferred tax asset, net	10,756	4,803
Restricted cash	13,343	—
Other assets	15,151	13,062

	$567,697	$497,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,686	$22,124
Accrued expenses and other current liabilities, including dividends payable	18,121	19,213
Accrued interest	17,288	7,194
Deferred revenue	10,686	10,330
Deferred tax liabilities, net	11,931	8,172
Income taxes payable	—	1,225
Current portion of long-term debt	110	4,053

Total current liabilities	81,822	72,311
Priority tax claim	1,369	2,313
Other long-term liabilities	910	636
Long-term debt, less current portion	474,177	380,813
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 245,537 and 246,508 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5,230	5,343
Stockholders’ equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at September 30, 2007 and 25,481,270 shares issued and outstanding at December 31, 2006	3	3
Additional paid-in capital	505,517	505,310
Accumulated deficit	(501,331)	(469,596)

Total stockholders’ equity	4,189	35,717

	$567,697	$497,133

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues	$140,933	$127,218	$420,624	$371,537
Cost of net revenues:
Product and supply costs	33,605	24,525	107,903	73,530
Patient service equipment depreciation	12,283	11,202	35,921	33,532
Operating costs	6,252	5,757	18,113	18,332

Total cost of net revenues	52,140	41,484	161,937	125,394

Provision for doubtful accounts	5,163	3,464	13,748	10,900
Selling, general and administrative	73,050	71,664	224,021	225,273
Depreciation and amortization	3,511	3,948	10,898	13,039
Goodwill impairment	—	80,000	—	529,000

Total costs and expenses	133,864	200,560	410,604	903,606

Operating income (loss)	7,069	(73,342)	10,020	(532,069)
Interest expense, net	12,099	9,544	34,194	26,687
Other income, net	(385)	(203)	(337)	(127)
Loss on extinguishment of debt	—	1,212	12,171	1,212

Loss before income taxes	(4,645)	(83,895)	(36,008)	(559,841)
Federal and state income tax benefit	(1,583)	—	(4,611)	(42,290)

Net loss	(3,062)	(83,895)	(31,397)	(517,551)
Accrued dividends on redeemable preferred stock	113	113	338	338

Net loss attributable to common stockholders	$(3,175)	$(84,008)	$(31,735)	$(517,889)

Net loss per common share—basic	$(0.12)	$(3.30)	$(1.24)	$(20.35)

Net loss per common share—diluted	$(0.12)	$(3.30)	$(1.24)	$(20.35)

Weighted average shares outstanding—basic	25,505,270	25,481,270	25,499,556	25,454,750

Weighted average shares outstanding—diluted	25,505,270	25,481,270	25,499,556	25,454,750

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2007	2006
Net loss	$(31,397)	$(517,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	13,748	10,900
Depreciation and amortization	48,990	48,014
Loss on extinguishment of debt	12,171	1,212
Deferred income taxes	(2,195)	(42,290)
Goodwill impairment	—	529,000
Other reconciling adjustments	240	387
Changes in operating assets and liabilities:
Accounts receivable	(11,502)	(17,727)
Other receivables	(1,473)	(479)
Income taxes receivable	(1,805)	—
Inventories	(456)	(78)
Prepaid expenses	838	657
Other assets	(48)	(462)
Accounts payable and accrued expenses	1,962	(1,826)
Other long-term liabilities	275	(41)
Accrued interest	17,068	(6,428)
Income taxes payable	(1,225)	(462)
Deferred revenue	356	1,184

Net cash provided by operating activities	45,547	4,010

Cash flows from investing activities:
Purchases of property and equipment	(37,497)	(46,825)
Business acquisitions	—	(1,816)
Increase in restricted cash	(13,343)	—

Net cash used in investing activities	(50,840)	(48,641)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,000	59,300
Payments of short-term borrowings	(8,500)	(62,787)
Payments of long-term borrowings	(238)	(219)
Retirement of long-term borrowings	(94,525)	(42,013)
Proceeds from long-term borrowings	180,000	95,000
Debt issuance costs	(8,013)	(5,158)
Prepayment premium on long term borrowings	(8,367)	—
Proceeds from short-swing profits	18	—
Payments of dividends on preferred stock	(450)	—
Principal payments on capital leases	(3,138)	(139)
Changes in liabilities subject to compromise/priority tax claim	(883)	(689)

Net cash provided by financing activities	62,904	43,295

Increase (decrease) in cash and cash equivalents	57,611	(1,336)
Cash and cash equivalents, beginning of period	10,265	14,222

Cash and cash equivalents, end of period	$67,876	$12,886

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

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders that are parties thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. See Note 10 for additional details regarding the terms of the Senior Facility.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months and nine months ended September 30, 2007 and 2006. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 4,923,527 and 2,842,269 for the three months ended September 30, 2007 and 2006, respectively, and 3,727,204 and 2,990,827 for the nine months ended September 30, 2007 and 2006, respectively, are excluded from the computation of diluted EPS. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2006:
Basic and diluted EPS:
Net loss	$(83,895)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(84,008)	25,481,270	$(3.30)

For the Three Months Ended September 30, 2007:
Basic and diluted EPS:
Net loss	$(3,062)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(3,175)	25,505,270	$(0.12)

For the Nine Months Ended September 30, 2006:
Basic and diluted EPS:
Net loss	$(517,551)
Accrued dividends on redeemable preferred stock	338

Net loss attributable to common stockholders	$(517,889)	25,454,270	$(20.35)

For the Nine Months Ended September 30, 2007:
Basic and diluted EPS:
Net loss	$(31,397)
Accrued dividends on redeemable preferred stock	338

Net loss attributable to common stockholders	$(31,735)	25,499,556	$(1.24)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At December 31, 2006 dividends in the amount of $450 were included in our accompanying consolidated balance sheet within “Accrued expenses and other current liabilities, including dividends payable” which were subsequently paid in January 2007. At the 2007 annual meeting of the board of directors held on June 29, 2007, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of September 30, 2007 within “Accrued expenses and other current liabilities, including dividends payable.”

(5)	Acquisitions

We made no acquisitions during the nine month period ended September 30, 2007. During the nine month period ended September 30, 2006, we acquired businesses with a total aggregate cost of $2,644.

Our acquisitions are accounted for using the purchase method of accounting. The results of operations are included in the condensed consolidated financial statements from the purchase date. We allocated the purchase price related to our business acquisition activities during the nine month period ended September 30, 2006 to the following assets:

Property and equipment	$339
Intangible assets	699
Goodwill	1,606

Total assets acquired	$2,644

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of the nine month period ended September 30, 2006 have not been presented since the amounts are immaterial to us.

As of December 31, 2006, we had $1,500 of deferred acquisition obligations included in our accompanying consolidated balance sheet within accrued expenses and other current liabilities. During the nine month period ended September 30, 2007, we paid the full remaining balance of these obligations as they came due and we have no remaining deferred acquisition obligations as of September 30, 2007.

(6)	Goodwill and Other Intangible Assets

Our branch locations have similar economic characteristics and are aggregated into one reporting unit for impairment testing purposes. Management performs the required annual impairment test during the fourth quarter, or more frequently, if required. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of other identifiable intangible assets:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$3,300	$12,000	$2,850
Computer software	5,000	1,833	5,000	1,583
Acquired customer lists, trade names and other	7,025	2,362	7,025	1,688

Subtotal	24,025	7,495	24,025	6,121

Intangible assets not subject to amortization:
Trade name	1,120	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,120	—	2,000	—

Total intangible assets	$26,145	$7,495	$26,025	$6,121

Amortization expense for the three and nine months ended September 30, 2007 was approximately $330 and $1,374, respectively. Amortization expense for the three and nine months ended September 30, 2006 was approximately $347 and $1,037, respectively. As of September 30, 2007 and December 31, 2006, other goodwill was $43,876.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2007	$1,707
2008	1,327
2009	1,325
2010	1,252
2011	1,181

(7)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Respiratory therapy equipment and services	$125,043	$111,265	$373,190	$325,331
Durable medical equipment	14,693	14,780	43,954	42,858
Other health care products	1,197	1,173	3,480	3,348

Net revenue	$140,933	$127,218	$420,624	$371,537

(8)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 65.4% and 67.5% of our patient revenue for the three months ended September 30, 2007 and 2006, respectively, and 66.1% and 67.8% for the nine months ended September 30, 2007 and 2006, respectively.

Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any such lawsuits we (or our predecessor, Rotech Medical Corporation, the “Predecessor”) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. We maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate. In addition to lawsuits arising in the ordinary course of business, we are also subject to the following legal proceedings that, if resolved adversely, may have a material adverse effect on our financial condition, results of operations or liquidity.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. We have not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, we received a request for information and documents from the Division of Enforcement of the SEC related to our restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2004. On August 20, 2007, the Staff of the SEC’s Division of Enforcement formally confirmed to us that the investigation in this matter has been completed and that the Staff would not recommend any enforcement action by the SEC with respect to the matter. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. As of the date of this filing, the United States has declined to intervene in the action, although the United States has indicated that it may intervene if a mutually agreeable settlement is not reached. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions, which was granted. Additional motions have subsequently been filed and granted which extend the stay until November 30, 2007. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We have produced the requested documents and we will continue to cooperate with the investigation.

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

(10)	Debt

Our long-term debt consists of the following:

	September 30, 2007	December 31, 2006
Capital lease obligation with interest implied at a fixed rate of 7.3%, due in equal monthly payments through June 2010, secured by equipment	$313	$—
Capital lease obligation with interest implied at a fixed rate of 9.0%, due in two installments payable in 2007, secured by equipment	—	3,103
Former senior secured term loan under the former credit facility repaid in full on March 30, 2007	—	94,763
Current secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	186,974	—
Senior subordinated notes, due April 1, 2012, with interest at a fixed rate of 9.5% payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	474,287	384,866
Less current portion	110	4,053

Total long-term debt	$474,177	$380,813

As described in Note 3, we entered into a new credit agreement on March 30, 2007. Pursuant to such credit agreement, the lenders thereunder have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000. We used the proceeds of the new senior credit facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The new senior credit facility is scheduled to mature on September 26, 2011. The interest rate under the new credit agreement is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (11.4% as of September 30, 2007). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the nine months ended September 30, 2007. Accordingly, during the three and nine months ended September 30, 2007, a total of $5,219 and $6,974, respectively, in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $186,974 as of September 30, 2007. As of September 30, 2007, we have $3,608 in accrued interest on the payment-in-kind term loan. We incurred $8,013 of deferred financing costs associated with the closing of the new credit agreement. Such costs are being amortized over the term of the loan under the effective interest method.

As a result of the termination of our former credit agreement dated September 15, 2006, we recorded a $12,171 loss on extinguishment of debt during the nine months ended September 30, 2007 (all of which was recorded during the three months ended March 31, 2007) related to unamortized debt issuance costs of $3,804 and prepayment premiums of $8,367 associated with the former credit agreement.

The new credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the senior facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments, limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The credit agreement also contains a financial covenant which requires us to maintain a specified minimum EBITDA threshold.

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

We have outstanding letters of credit totaling $11,898 as of September 30, 2007, which are cash collateralized at 105% of their face amount. The cash collateral in the amount of $12,493 is included in restricted cash in our accompanying consolidated balance sheet as of September 30, 2007.

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

We recorded a net tax benefit of $1,583 for the three months ended September 30, 2007 and a net tax benefit of $4,611 for the nine months ended September 30, 2007. The current period tax benefit is primarily the result of the expiration of various statutes of limitations and a favorable settlement of an appeal of state income taxes related to 2002. We have provided a full valuation allowance against our remaining net deferred tax assets as of September 30, 2007 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement practices.

As of September 30, 2007, we have available federal net operating loss (NOL) carryforwards of approximately $98,338 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code. These remaining NOLs fully expire in 2027. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change. The change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006 resulted in the de-recognition of $93,679 of NOL carryforwards.

We adopted the provisions of FIN 48 effective January 1, 2007, and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, $1,600 of current liabilities was reclassified to long-term liabilities in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. As of January 1, 2007, we recorded a liability of $1,600 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, all of this amount would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate because no federal tax benefit of state income tax items would be recognized based on the current valuation of the deferred tax assets. The liability was decreased by $468 for the three months ended September 30, 2007 and decreased by $425 for the nine months ended September 30, 2007 due to the expiration of various statute of limitations. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to tax adjustments under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. Our state income tax returns are open to tax adjustments under the various statutes of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, we accrued $243 of interest related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest was $172. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the nine months ended September 30,
	2007	2006
Cash payments for:
Interest	$16,245	$32,149
Income taxes	$259	$33
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	$3,392	$5,643
Deferred acquisition obligations	$—	$300
Non-cash financing activities:
Payment-in-kind interest added to principal	$6,974	$—
Assets acquired under capital lease	$348	$—

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.7% and 87.5% of net revenues for the three months ended September 30, 2007 and 2006, respectively and 88.7% and 87.6% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment accounting for 10.4% and 11.6% of net revenues for the three months ended September 30, 2007 and 2006, respectively and 10.4% and 11.5% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. Revenues from the rental and sale of durable medical equipment include the rental and sale of items such as hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive a majority of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Department of Veterans Affairs and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 65.4% and 67.5% of our patient revenue for the three months ended September 30, 2007 and 2006, respectively and 66.1% and 67.8% of our patient revenue for the nine months ended September 30, 2007 and 2006, respectively.

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

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders that are parties thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (11.4% as of September 30, 2007). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the nine months ended September 30, 2007. Accordingly, during the three and nine months ended September 30, 2007, $5.2 million and $7.0 million, respectively, in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $187.0 million as of September 30, 2007. As of September 30, 2007, we have $3.6 million in accrued interest on the payment-in-kind term loan. We believe that the increased liquidity and less restrictive financial covenants provided under this Credit Agreement put us in a better position to pursue a strategic transaction.

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

(1) Competitive Bidding for HME. On April 2, 2007, CMS released its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by the agency after bids are submitted. The deadline for submitting bids was September 25, 2007, and we submitted our bids on July 19, 2007 for the first round of competitive bidding for each of the respective metropolitan statistical areas, or MSAs, and product categories in which we intend to participate. CMS is scheduled to conclude bid evaluation and begin the contracting process in January 2008. CMS will announce winning suppliers for the first round in March 2008 and conduct intensive beneficiary and referral agent education from April 1, 2008 to July 1, 2008. The effective date for the first round of the program is now scheduled to begin on July 1, 2008. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount.

The competitive bidding program is scheduled to begin in 2008 in ten high-population MSAs, expanding to 80 MSAs in 2009 and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas or CBAs and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/or a low number of suppliers. The impact of such an exemption on our business remains uncertain.

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

In its final rule, CMS also adopted its proposal to grandfather rental agreements between beneficiaries and non-contract suppliers that pre-date the competitive bidding program in a CBA. A supplier that furnishes certain equipment on a rental basis to a beneficiary prior to the implementation of competitive bidding in a CBA can choose to continue furnishing the item as a grandfathered supplier, without participating in the competitive bidding process. Payment for grandfathered items furnished during the initial phase of the competitive bidding program implemented in a specific CBA will be as follows: capped rental items will be paid the applicable fee schedule amount paid in areas not subject to competitive bidding; and oxygen and oxygen equipment will be paid the single payment amount, which is the payment rate under the competitive bidding program for the CBA. During future rounds of competitive bidding, all grandfathered items will receive the single payment amount.

Under its final rule, if the grandfathering option is not exercised, CMS will require contract suppliers to assume existing rental agreements from non-contract suppliers. Contract suppliers furnishing oxygen equipment will be guaranteed a minimum of ten months of rental payments. For instance, a contractor who assumes a rental agreement for oxygen in month 11 will receive the single payment rate for the remaining 25 months of rental and title transfers to the beneficiary after month 36 (see Deficit Reduction Act discussion herein). A contractor who assumes a rental agreement in month 30, however, nonetheless will receive ten months of rental payments even though this results in more than a total of 36 months of payment before title transfers. Suppliers who assume agreements for capped rental items will receive at least 13 months of rental payments, or the full rental period, regardless of when the rental agreement is assumed. In addition, CMS had proposed to require contract suppliers to repair or replace patient-owned items subject to competitive bidding, but in response to concerns that contract suppliers should not have to offer repairs for equipment never stocked, CMS will pay for the maintenance and servicing, including replacement parts, of competitively bid items that are performed by any supplier, not just contract suppliers. As to replacements, however, CMS will require that beneficiaries obtain replacements for entire items from contract suppliers.

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

On March 30, 2005, CMS released the Medicare fee schedule amounts for oxygen equipment that reflected the FEHBP reductions. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The non-oxygen HME items subject to the Medicare price cuts accounted for approximately 4.1% of our recorded revenues for the year ended December 31, 2006. Furthermore, the reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an aggregate reduction in our recorded revenues in the amount of approximately $17.9 million and $17.7 million for the years ended December 31, 2006 and 2005, respectively. Any additional reductions in Medicare reimbursement rates for home oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. Subsequent changes to the fee schedule amounts for oxygen equipment, which became effective beginning 2007, are discussed below.

MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. For the nine months ended September 30, 2007, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 19.3% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide, which is further described below.

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

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Under CMS’s revised policy, the existing HCPCS codes for these products are no longer permitted to be used for Medicare claims. Instead, two new HCPCS codes were established; new code Q4093 is to be used for claims for the concentrated formulation of both albuterol and levalbuterol, and new code Q4094 is to be used for claims for the single dose form of both albuterol and levalbuterol. CMS has set payment levels for the new HCPCS codes based on the weighted average of the average sales prices, or ASPs, for each product assigned to the respective codes. The 2007 payment rates for concentrated albuterol and concentrated levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2007 – 3/31/2007	$0.071	$0.989	$0.163	$3.478
4/1/2007 – 6/30/2007	$0.071	$0.922	$0.203	$3.838
7/1/2007 – 9/30/2007	$0.127	$0.127	$1.313	$1.313
10/1/2007 – 12/31/2007	$0.131	$0.131	$1.048	$1.048

To date, the reductions in payment rates for single dose levalbuterol have been offset by reductions in cost of sales for single dose levalbuterol and by increased payment rates for single dose albuterol. However, we expect that future decreases for single dose albuterol and levalbuterol claims could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. At this time, the full effect of the coding and payment revisions on our revenues, profit margins, profitability, operating cash flows and results of operations remains uncertain.

In addition to the abovementioned changes for inhalation drugs, in March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposed to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of albuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. In March 2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for Xopenex® or DuoNeb®. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. As part of the national coverage analysis process, on June 20, 2007, CMS released a proposed decision memorandum which concluded that CMS has insufficient information based on published medical evidence to define specific patient populations who would benefit from a particular treatment with particular medications. As a result, CMS announced in its proposed decision memorandum that it would not issue a national coverage decision and instead would leave to CMS contractors to render local decisions regarding coverage for nebulized beta adrenergic agonist therapy for lung diseases either through an LCD or through claim reviews on a case-by-case basis. This means, for example, if CMS does not otherwise issue a national coverage decision, its Medicare contractors could require the pricing of DuoNeb® to be set based on an LCA analysis at the maximum allowable payments for separate unit dose vials of its component drugs, albuterol and ipratropium, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. In addition, the introduction into the marketplace of generic alternatives for DuoNeb® could result in a decreased ASP and a corresponding decreased Medicare payment rate for the commercially-available combination product. However, at this time, we cannot predict the full impact of such a decrease in ASP or the full impact of an LCA analysis or CMS’s proposed decision memorandum on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

President George W. Bush’s proposed 2008 budget includes a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. Additionally, on August 1, 2007, the U.S. House of Representatives passed H.R. 3162, “The Children’s Health and Medicare Protection Act.” This legislation would reduce payments to Medicare Advantage plans and increase the federal cigarette tax by 45 cents per pack to increase funding for the State Children’s Health Insurance Program (SCHIP) by $50 billion over five years. This legislation also would reduce the oxygen equipment rental cap from 36 months to 18 months. On August 2, 2007, the U.S. Senate passed S 1893. This legislation would reauthorize SCHIP and increase the cigarette tax by 61 cents per pack to fund a SCHIP expansion of $35 billion over 5 years. As passed by both the House and Senate, the SCHIP legislation did not contain the proposed provisions affecting oxygen equipment providers. In addition, the President vetoed the SCHIP legislation on October 3, 2007 and the U.S. House of Representatives failed to override the President’s veto.

Provisions impacting oxygen reimbursement may be reintroduced in future legislation. However, we cannot predict what changes would be made to existing or proposed legislation and are therefore unable to estimate at this time the impact future legislation would have on our business.

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

In August 2005, the FDA inspected the compounding activities at our Pulmo-Dose pharmacy and presented us with an FDA Form 483 noting three inspectional observations. We submitted a response to the FDA Form 483 and engaged in subsequent communications with the FDA regarding the inspection and the FDA’s review of Pulmo-Dose’s activities. On August 10, 2006, we received a warning letter from the FDA stating that Pulmo-Dose’s compounding of formulations of budesonide, albuterol/ipratropium, and formoterol/budesonide exceeded the scope of the practice of pharmacy and that Pulmo-Dose was operating as a pharmaceutical manufacturer. We submitted a formal response to the warning letter on August 30, 2006 and continued to engage in written and oral communications with the FDA regarding their assertions.

In light of the FDA’s warning letter and subsequent communications, we have discontinued all of our pharmacy compounding operations as of April 2007. We are not accepting any new prescriptions for compounded product, and we have in collaboration with our patients’ physicians, switched patients from their prescribed compounded products to drug products that are commercially available, where clinically appropriate. The transition of these patients to commercially available alternative products has positively impacted our revenues during 2007 when compared to 2006. These commercially available alternative products have lower margins, resulting in a material adverse effect on our profit margins, profitability, operating cash flows and results of operations in 2007 when compared to the reimbursements for the compounded products under the prior billing code and payment methodology in effect prior to 2006. The FDA conducted a follow-up inspection of Pulmo-Dose to evaluate our compliance with our phase-out plan and the FFDCA in May 2007. At the conclusion of this inspection, the FDA inspector stated that because Pulmo-Dose had ceased its compounding operations, the FDA considered the matter closed. However, to date, we have not received written confirmation of the FDA’s decision.

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

Results of Operations

The following table shows our results of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues	$140,933	$127,218	$420,624	$371,537
Cost of net revenues:
Product and supply costs	33,605	24,525	107,903	73,530
Patient service equipment depreciation	12,283	11,202	35,921	33,532
Operating costs	6,252	5,757	18,113	18,332

Total cost of net revenues	52,140	41,484	161,937	125,394

Provision for doubtful accounts	5,163	3,464	13,748	10,900
Selling, general and administrative	73,050	71,664	224,021	225,273
Depreciation and amortization	3,511	3,948	10,898	13,039
Goodwill impairment	—	80,000	—	529,000

Total costs and expenses	133,864	200,560	410,604	903,606

Operating income (loss)	7,069	(73,342)	10,020	(532,069)
Interest expense, net	12,099	9,544	34,194	26,687
Other income, net	(385)	(203)	(337)	(127)
Loss on extinguishment of debt	—	1,212	12,171	1,212

Loss before income taxes	(4,645)	(83,895)	(36,008)	(559,841)
Federal and state income tax benefit	(1,583)	—	(4,611)	(42,290)

Net loss	(3,062)	(83,895)	(31,397)	(517,551)
Accrued dividends on redeemable preferred stock	113	113	338	338

Net loss attributable to common stockholders	$(3,175)	$(84,008)	$(31,735)	$(517,889)

The following table shows our results of operations as a percentage of our net revenues for the three months and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	23.8%	19.3%	25.7%	19.8%
Patient service equipment depreciation	8.7%	8.8%	8.5%	9.0%
Operating costs	4.4%	4.5%	4.3%	4.9%

Total cost of net revenues	36.9%	32.6%	38.5%	33.7%

Provision for doubtful accounts	3.7%	2.7%	3.3%	2.9%
Selling, general and administrative	51.8%	56.3%	53.3%	60.6%
Depreciation and amortization	2.5%	3.1%	2.6%	3.5%
Goodwill impairment	—%	62.9%	—%	142.4%

Total costs and expenses	94.9%	157.6%	97.7%	243.1%

Operating income (loss)	5.1%	(57.6)%	2.3%	(143.1)%
Interest expense, net	8.6%	7.5%	8.1%	7.2%
Other income, net	(0.3)%	(0.2)%	(0.1)%	—%
Loss on extinguishment of debt	—%	1.0%	2.9%	0.3%

Loss before income taxes	(3.2)%	(65.9)%	(8.6)%	(150.6)%
Federal and state income tax benefit	(1.1)%	—%	(1.1)%	(11.4)%

Net loss	(2.1)%	(65.9)%	(7.5)%	(139.2)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net loss attributable to common stockholders	(2.2)%	(66.0)%	(7.6)%	(139.3)%

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006

Total net revenues for the three months ended September 30, 2007 were $140.9 million as compared to $127.2 million for the comparable period in 2006. The net increase of $13.7 million was primarily attributable to net revenue increases for the three months ended September 30, 2007 of:

•	$10.1 million from the transition of patients formerly receiving compounded budesonide to commercially available alternative products; and

•	$6.9 million from organic patient growth, net of changes in contractual adjustments, representing a 1.5% increase in oxygen patient counts and a 5.8% increase in CPAP product counts.

These increases in net revenue were offset by a decrease of $3.3 million in net revenues for the three months ended September 30, 2007 as a result of the DRA reductions in oxygen reimbursement rates and changes in albuterol and levalbuterol reimbursement rates discussed above.

Cost of net revenues totaled $52.1 million for the three months ended September 30, 2007, an increase of $10.7 million or 25.7% from the comparable period in 2006. The net increase was primarily attributable to increased product and supply costs from the transition of patients formerly receiving compounded budesonide to commercially available alternative products less reductions in cost of sales on levalbuterol (Xopenex®). Cost of net revenues as a percentage of net revenue was 36.9% for the three months ended September 30, 2007 as compared to 32.6% for the comparable period in 2006.

The provision for doubtful accounts for the three months ended September 30, 2007 totaled $5.2 million, a $1.7 million increase from the comparable period in 2006. This increase was mainly attributable to uncollectible deductible amounts from patients, as well as increased revenues. The provision for doubtful accounts as a percentage of net revenues was 3.7% for the three months ended September 30, 2007 as compared to 2.7% for the three months ended September 30, 2006.

Selling, general and administrative expenses for the three months ended September 30, 2007 totaled $73.1 million, an increase of $1.4 million or 1.9% from the comparable period in 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.8% for the three months ended September 30, 2007 from 56.3% for the three months ended September 30, 2006, primarily as a result of the increase in net revenues during the three months ended September 30, 2007 as compared to the comparable period in 2006.

Depreciation and amortization for the three months ended September 30, 2007 totaled $3.5 million, a decrease of $0.4 million or 11.1% from the comparable period in 2006. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.5% as compared to 3.1% for the comparable period in 2006.

We recorded an estimated non-cash goodwill impairment charge of $80.0 million for the three months ended September 30, 2006 as the result of an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the reductions for compounded budesonide and the resulting decline in our market capitalization. We did not have any similar impairment charges during the three months ended September 30, 2007.

Net interest expense for the three months ended September 30, 2007 totaled $12.1 million, an increase of $2.6 million or 26.8% from the comparable period in 2006. The increase is primarily attributable to an increase of approximately $93.6 million in the average debt outstanding during the three months ended September 30, 2007 as compared to the comparable period in 2006, as well as an increase of approximately 214 basis points in the average applicable variable interest rates.

Federal and state income net benefit for the three months ended September 30, 2007 was $1.6 million. We did not record any expense or benefit for federal and state income taxes for the three months ended September 30, 2006. The current period tax benefit is primarily the result of the expiration of various statutes of limitations and a favorable settlement of an appeal of state income taxes related to 2002. We recorded $0.5 million of professional fees, included in selling, general and administrative expenses for the three months ended September 30, 2007, associated with the handling of this appeal. The net settlement of $1.1 million is included in income taxes receivable in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2007.

Net loss for the three months ended September 30, 2007 was $3.1 million compared to a net loss of $83.9 million for the comparable period in 2006. As outlined above, we recorded an $80.0 million non-cash goodwill impairment charge in 2006 that did not recur in 2007.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Total net revenues for the nine months ended September 30, 2007 were $420.6 million as compared to $371.5 million for the comparable period in 2006. The net increase of $49.1 million was primarily attributable to net revenue increases for the nine months ended September 30, 2007 of:

•	$33.8 million from the transition of patients formerly receiving compounded budesonide to commercially available alternative products; and

•	$24.5 million from organic patient growth representing a 3.5% increase in oxygen patient counts and a 10.3% increase in CPAP product counts.

These increases in net revenues were offset by decreases in net revenues for the nine months ended September 30, 2007 of:

•

$5.1 million as a result of volume reductions under two of our contracts with Gentiva Health Services (“Gentiva”) as a result of an amendment to Gentiva’s contract with CIGNA Healthcare (“CIGNA”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA effective January 31, 2006; and

•	$4.1 million as a result of the DRA reductions in oxygen reimbursement rates and changes in albuterol and levalbuterol reimbursement rates discussed above.

Cost of net revenues totaled $161.9 million for the nine months ended September 30, 2007, an increase of $36.5 million or 29.1% from the comparable period in 2006. The net increase was primarily attributable to a increased product and supply costs from the transition of patients formerly receiving compounded budesonide to commercially available alternative products less reductions in cost of sales on levalbuterol (Xopenex®). Cost of net revenues as a percentage of net revenue was 38.5% for the nine months ended September 30, 2007 as compared to 33.7% for the comparable period in 2006.

The provision for doubtful accounts for the nine months ended September 30, 2007 totaled $13.7 million, a $2.8 million increase from the comparable period in 2006. This increase was mainly attributable to uncollectible deductible amounts from patients, as well as increased revenues. The provision for doubtful accounts was 3.3% for the nine months ended June 30, 2007 as compared to 2.9% for the nine months ended September 30, 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2007 totaled $224.0 million, a decrease of $1.3 million or 0.6% from the comparable period in 2006. This decrease in selling, general and administrative expenses is mainly attributable to non-recurring costs expensed during the nine months ended September 30, 2006 related to discussions regarding a potential strategic transaction which were terminated. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.3% for the nine months ended September 30, 2007 from 60.6% for the nine months ended September 30, 2006, primarily as a result of the increase in net revenues during the nine months ended September 30, 2007 as compared to the comparable period in 2006.

Depreciation and amortization for the nine months ended September 30, 2007 totaled $10.9 million, a decrease of $2.1 million or 16.4% from the comparable period in 2006. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.6% as compared to 3.5% for the comparable period in 2006.

We recorded an estimated non-cash goodwill impairment charge of $529.0 million for the nine months ended September 30, 2006 as the result of an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including the reductions for compounded budesonide and the resulting decline in our market capitalization. We did not have any similar impairment charges during the nine months ended September 30, 2007.

Net interest expense for the nine months ended September 30, 2007 totaled $34.2 million, an increase of $7.5 million or 28.1% from the comparable period in 2006. The increase is primarily attributable to an increase of approximately $83.2 million in the average debt outstanding during the nine months ended September 30, 2007 as compared to the comparable period in 2006, as well as an increase of approximately 227 basis points in the average applicable variable interest rates.

We recorded a loss on extinguishment of debt for the nine months ended September 30, 2007 in the amount of $12.2 million. This amount equals the unamortized debt issuance costs from our September 15, 2006 refinancing, as well as prepayment premiums paid in accordance with the former credit agreement. This amount was written off on March 30, 2007 upon the closing of our new $180.0 million term loan and repayment of all amounts associated with the former credit facility.

Federal and state income tax benefit for the nine months ended September 30, 2007 decreased to $4.6 million from $42.3 million for the comparable period in 2006. This decrease in tax benefit is primarily the result of a decrease in the loss before income taxes and a lower effective tax rate due to the recording of a full valuation allowance against future benefits of current period losses, offset by the expiration of various statutes of limitations and a favorable settlement of an appeal of state income taxes related to 2002.

Net loss for the nine months ended September 30, 2007 was $31.4 million compared to a net loss of $517.6 million for the nine months ended September 30, 2006. As outlined above, we recorded three significant accounting adjustments in 2006 that did not recur in 2007. These three adjustments (the $529.0 million non-cash goodwill impairment charge, the $17.5 million increase in contractual adjustments, and the $42.3 million tax benefit) contributed an aggregate of $504.2 million to the net loss for the nine months ended September 30, 2006. As described above, we recorded a loss on extinguishment of debt which contributed $12.2 million to the net loss for the nine months ended September 30, 2007.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2007, net cash provided by operating activities was $45.5 million compared to $4.0 million for the same period in 2006. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended September 30, 2007.

Accounts receivable before allowance for doubtful accounts decreased to $84.4 million at September 30, 2007 from $91.2 million at December 31, 2006. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 32.4% and 34.0% as of September 30, 2007 and December 31, 2006, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 48.8 days at September 30, 2007, compared to 55.7 days at December 31, 2006. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of September 30, 2007 and December 31, 2006:

September 30, 2007

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40.5%	21.1%	3.0%	64.6%
Aged 91-180 days	6.5%	6.4%	2.6%	15.5%
Aged 181 - 360 days	6.6%	5.2%	2.7%	14.5%
Aged over 360 days	3.4%	1.7%	0.3%	5.4%

Total	57.0%	34.4%	8.6%	100.0%

December 31, 2006

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	14.9%	1.8%	57.8%
Aged 91 - 180 days	7.5%	8.5%	2.0%	18.0%
Aged 181 - 360 days	7.4%	7.6%	2.8%	17.8%
Aged over 360 days	2.2%	3.2%	1.0%	6.4%

Total	58.2%	34.2%	7.6%	100.0%

Included in accounts receivable are earned but unbilled receivables of $25.4 million at September 30, 2007 and $26.8 million at December 31, 2006. These amounts include $4.8 million at September 30, 2007 and $5.1 million at December 31, 2006 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. We manage billing and collection of accounts receivable through our own billing and collection centers. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. For example, CMS placed a hold on payments for all claims under Medicare Parts A and B from all providers and all physicians during the last nine days of the 2006 federal fiscal year (September 22—September 30, 2006). Information is not available to determine the exact impact of this payment hold, however we have estimated that this payment hold resulted in an increase in accounts receivable and a corresponding decrease in cash at September 30, 2006 estimated between $4.1 million and $7.7 million. We continue to experience inconsistent payment patterns from CMS and its contractors and other third-party payors. As such, we may not be able to maintain our current levels of collectibility. In addition, third-party payors may experience financial difficulties which could impact their ability to make timely payments to us. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

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

Net cash used in investing activities was $50.5 million for the nine months ended September 30, 2007, as compared to $48.6 million for the same period in 2006. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $37.5 million for the nine months ended September 30, 2007 as compared to $46.8 million for the same period in 2006. The decrease in 2007 is primarily attributed to increased utilization rates on rental equipment. We utilized approximately $13.0 million for the nine months ended September 30, 2007 as cash collateral, including $12.5 million related to outstanding letters of credit. There were no businesses acquired during the nine months ended September 30, 2007. Cash outlays for businesses acquired totaled $1.8 million for the nine months ended September 30, 2006.

Cash flows provided by financing activities primarily relate to the refinancing of our former senior secured credit facility. As of September 30, 2007, we had the following debt facilities and outstanding debt:

•

$187.0 million senior secured term loan with a maturity date of September 26, 2011, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility, pay associated transaction costs, cash collateralize our existing letters of credit and to fund future working capital requirements. As of September 30, 2007, the entire amount of the term loan was outstanding. The term loan bears interest at the Eurodollar rate plus 6.0% (11.4% as of September 30, 2007). As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the nine months ended September 30, 2007. Accordingly, during the nine months ended September 30, 2007, a total of $7.0 million in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $187.0 million as of September 30, 2007.

•

$300.0 million aggregate principal amount of 9.5% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9.5% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both September 30, 2007 and December 31, 2006, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the nine months ended September 30, 2007 and our regularly scheduled October 1 payment on the date due. Accrued interest on the senior subordinated notes totaled $13.6 million at September 30, 2007 and $6.8 at December 31, 2006.

As of December 31, 2006, we had a balance of $95.0 million outstanding under our former term loan and $0.3 million of accrued interest. We had no amounts outstanding under our former revolving credit facility; however, we had $14.1 million committed under standby letters of credit.

During the nine months ended September 30, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and revolving credit facilities during the nine months ended September 30, 2007 and 2006 was $2.6 million and $4.0 million, respectively. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders that are parties thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (11.4% as of September 30, 2007). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

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

We have outstanding letters of credit totaling $11.9 million as of September 30, 2007, which are cash collateralized at 105% of their face amount. The cash collateral in the amount of $12.5 million is included in restricted cash in our consolidated balance sheet as of September 30, 2007.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2007. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs through 2008.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The following table updates our contractual obligations as of September 30, 2007 to reflect the change in obligations related to our senior secured notes and senior secured term loan due to our new Credit Agreement described above and in Notes 3 and 10 to our condensed consolidated financial statements included in this report. Other than with respect to our new Credit Agreement, there are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007, we have one outstanding debt instrument bearing interest at a variable rate. Our current senior secured term loan bears interest equal to the Eurodollar Rate plus 6.0% (or Base Rate plus 5%). Our earnings may be affected by changes in interest rates relating to this debt, as variable interest rates may rise and increase the amount of our interest expense. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $187.0 million outstanding balance on the term loan, we would incur approximately $1.9 million in additional interest expense on an annualized basis.

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

We have made no changes during the third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Risks related to our liquidity and our financing and capital structures

We have substantial outstanding indebtedness, which could adversely affect our financial condition.

As of September 30, 2007, our total consolidated long-term debt (including current maturities) accounted for approximately 98% of our total capitalization. The degree to which we are leveraged could have substantial negative consequences, because:

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

In addition, because our current term loan is a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the nine months ended September 30, 2007. Accordingly, during the three and nine months ended September 30, 2007, $5.2 million and $7.0 million, respectively, in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $187.0 million as of September 30, 2007. Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our debt, on or before maturity. We may not be able to refinance any of our debt, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection.

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

President George W. Bush’s proposed 2008 budget includes a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. Additionally, on August 1, 2007, the U.S. House of Representatives passed H.R. 3162, “The Children’s Health and Medicare Protection Act.” This legislation would reduce payments to Medicare Advantage plans and increase the federal cigarette tax by 45 cents per pack to increase funding for the State Children’s Health Insurance Program (SCHIP) by $50 billion over five years. This legislation also would reduce the oxygen equipment rental cap from 36 months to 18 months. On August 2, 2007, the U.S. Senate passed S 1893. This legislation would reauthorize SCHIP and increase the cigarette tax by 61 cents per pack to fund a SCHIP expansion of $35 billion over 5 years. As passed by both the House and Senate, the SCHIP legislation did not contain the proposed provisions affecting oxygen equipment providers. In addition, the President vetoed the SCHIP legislation on October 3, 2007, and the U.S. House of Representatives failed to override the President’s veto. Provisions impacting oxygen reimbursement may be reintroduced in future legislation. However, we cannot predict what changes would be made to existing or proposed legislation and are therefore unable to estimate at this time the impact future legislation would have on our business.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

On April 2, 2007, CMS released its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under competitive bidding, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by the agency after bids are submitted. The deadline for submitting bids was September 25, 2007, and we submitted our bids on July 19, 2007 for the first round of competitive bidding for each of the respective metropolitan statistical areas, or MSAs, and product categories in which we intend to participate. CMS is scheduled to conclude bid evaluation and begin the contracting process in January 2008. CMS will announce winning suppliers for the first round in March 2008 and conduct intensive beneficiary and referral agent education from April 1, 2008 to July 1, 2008. The effective date for the first round of the program is now scheduled to begin on July 1, 2008. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount.

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

The Balanced Budget Act of 1997, or BBA 97, granted authority to the Secretary of the Department of Health and Human Services, or DHHS, to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The final rule implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount.

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

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Under CMS’s revised policy, the existing HCPCS codes for these products are no longer permitted to be used for Medicare claims. Instead, two new HCPCS codes were established; new code Q4093 is to be used for claims for the concentrated formulation of both albuterol and levalbuterol, and new code Q4094 is to be used for claims for the single dose form of both albuterol and levalbuterol. CMS has set payment levels for the new HCPCS codes based on the weighted average of the average sales prices, or ASPs, for each product assigned to the respective codes. The 2007 payment rates for concentrated albuterol and concentrated levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2007 – 3/31/2007	$0.071	$0.989	$0.163	$3.478
4/1/2007 – 6/30/2007	$0.071	$0.922	$0.203	$3.838
7/1/2007 – 9/30/2007	$0.127	$0.127	$1.313	$1.313
10/1/2007 – 12/31/2007	$0.131	$0.131	$1.048	$1.048

To date, the reductions in payment rates for single dose levalbuterol have been offset by reductions in cost of sales for single dose levalbuterol and by increased payment rates for single dose albuterol. However, we expect that future decreases for single dose albuterol and levalbuterol claims could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. At this time, the full effect of the coding and payment revisions on our revenues, profit margins, profitability, operating cash flows and results of operations remains uncertain.

In March 2006, Medicare contractors issued a draft local coverage determination, or LCD, for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposed to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of albuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. In March 2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for Xopenex® or DuoNeb®. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. As part of the national coverage analysis process, on June 20, 2007, CMS released a proposed decision memorandum which concluded that CMS has insufficient information based on published medical evidence to define specific patient populations who would benefit from a particular treatment with particular medications. As a result, CMS announced in its proposed decision memorandum that it would not issue a national coverage decision and instead would leave to CMS contractors to render local decisions regarding coverage for nebulized beta adrenergic agonist therapy for lung diseases either through an LCD or through claim reviews on a case-by-case basis. This means, for example, if CMS does not otherwise issue a national coverage decision, its Medicare contractors could require the pricing of DuoNeb® to be set based on an LCA analysis at the maximum allowable payments for separate unit dose vials of its component drugs, albuterol and ipratropium, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. In addition, the introduction into the marketplace of generic alternatives for DuoNeb® could result in a decreased ASP and a corresponding decreased Medicare payment rate for the commercially-available combination product. However, at this time, we cannot predict the full impact of such a decrease in ASP or the full impact of an LCA analysis or CMS’s proposed decision memorandum on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

If we do not maintain compliance with the listing requirements of the Nasdaq Global Market, our common stock could be delisted by the Nasdaq Global Market, which could, among other things, adversely affect the price and liquidity of our common stock.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other standards, including a rule that requires that the minimum bid price per share for our common stock not be less than $1.00 for 30 consecutive trading days and a rule that requires us to maintain a market value of publicly held shares (exclusive of 10% stockholders) of $15 million. Given the recent price levels for our common stock, we cannot assure that we will be able to continue to comply with such rules. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the NASDAQ Global Market. The delisting of our common stock would likely have a material adverse effect on the trading price, volume and marketability of our common stock. Upon a delisting from the NASDAQ Global Market, our common stock would become subject to the penny stock rules of the SEC, in which event it is possible that the price of our common stock would further decline and likely that our stockholders would find it more difficult to sell their shares.

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

ROTECH HEALTHCARE INC.

Dated: November 6, 2007	By:	/S/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: November 6, 2007	By:	/S/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.