Form 10-K
period 2007-12-31
ROTECH HEALTHCARE INC
filed 2008-03-07
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

Commission File Number 000-50940

ROTECH HEALTHCARE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	030408870
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2600 Technology Drive, Suite 300, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

(407) 822-4600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant was $15,239,381 based on the closing sale price of $1.08 on such date as reported on the NASDAQ Global Market.

As of February 29, 2008, the registrant had 25,505,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

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

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases, (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.7% and 88.5% of net revenues for the years ended December 31, 2007 and 2006, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.5% and 11.5% of net revenues for the years ended December 31, 2007 and 2006, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

For the year ended December 31, 2007, we generated net revenues of $559.4 million and incurred a net loss of $46.1 million. For the same period, net cash provided by operating activities was $47.7 million, net cash used in investing activities was $65.7 million and net cash provided by financing activities was $62.7 million.

Our Service Lines

Respiratory Therapy

We provide a range of respiratory therapy equipment, including oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment, and sleep disorder breathing therapy systems, for rental or sale. Patients in need of respiratory equipment and services suffer from breathing disorders, such as COPD, obstructive sleep apnea and other cardiopulmonary disorders. Individuals diagnosed with COPD or similar diseases are often elderly, and generally will require treatment for the rest of their lives. The majority of our respiratory therapy equipment is rented and reimbursed on a monthly basis. We also generate revenue from the sale of inhalation medications, including albuterol and ipratropium. We provide driver technicians who deliver and/or install the respiratory care equipment, instruct the patient in its use, refill the high pressure and liquid oxygen systems as necessary and provide continuing maintenance of the equipment. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians. We currently employ approximately 500 full time respiratory therapists. Respiratory therapy equipment rental and related services represented 88.7% of our net revenues for the year ended December 31, 2007.

Our home respiratory care equipment includes three primary types of oxygen systems:

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

Other home respiratory care equipment includes non-invasive positive pressure ventilators (NPPV), nebulizer devices, bi-level positive airway pressure and continuous positive airway pressure (CPAP) devices. NPPVs provide mechanical breathing assistance to individuals who suffer from certain other respiratory conditions. Nebulizer devices aerosolize our nebulizer medications and allow the medications to be inhaled directly into the patient’s lungs. CPAP devices deliver pressure into a patient’s airway through a specially designed nasal mask or pillow to prevent airway collapse during sleep.

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

Payors

We derive our revenues principally from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix for each of the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	65.9%	67.8%	66.7%
Commercial payors	30.7%	28.7%	29.9%
Private payors	3.4%	3.5%	3.4%

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

Senior Secured Credit Facility

On March 30, 2007, we entered into a new credit agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement. Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to: (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We used the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events.

The Credit Agreement contains customary events of default for financings of this type. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) material breach of our representations and warranties, (iv) the occurrence of a change of control (as defined in the Credit Agreement), and (v) the commencement of any proceeding relating to bankruptcy by us or any guarantor. Under certain circumstances, if an event of default occurs and is continuing, payment of amounts due under the Credit Agreement may be accelerated and the lending commitments under the Credit Agreement may be terminated.

Interest rates and fees

The interest rate under the Senior Facility is equal to the Eurodollar Rate plus 6% (10.8% as of December 31, 2007), or, at our option, an alternative base rate plus 5%. The base rate is a floating rate equal to the higher of (i) the rate of interest per annum determined from time to time by Credit Suisse as its prime rate in effect at its principal office in New York City, and (ii) the Federal Funds Effective Rate plus 50 basis points per annum. The interest period, at our election, can be one, two, three or six months. Upon each renewable term, we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash since inception of the Senior Facility. We believe that the increased liquidity and less restrictive financial covenants provided under this Credit Agreement put us in a better position to pursue a strategic transaction.

Covenants

The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; limitations on changes in lines of business; and restrictions on our ability to incur indebtedness, dispose of property, make investments, pay dividends or make capital expenditures. The Credit Agreement also contains certain financial covenants, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). At December 31, 2007, we were in compliance with the covenants under the Credit Agreement.

Security and guarantees

Our obligations under the Senior Facility are guaranteed by substantially all of our direct and indirect domestic subsidiaries. All obligations under the Senior Facility and the guarantees are secured by a first priority security interest in substantially all of our tangible and intangible assets, including intellectual property, real property and all of the capital stock of each of our direct and indirect subsidiaries.

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

Under the terms of the indenture governing our senior subordinated notes, the notes are subordinated in right of payment to our existing and future senior debt. In the event of a bankruptcy, liquidation, dissolution or similar proceeding, or certain other events, including a payment default on our Senior Facility, we may be prevented from making payments to the holders of our senior subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under the credit agreement governing our Senior Facility that results in the acceleration of our obligations under such agreement will result in a cross default under the indenture, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare all of the notes immediately due and payable.

Our business is dependent on our ability to make payments to our creditors including holders of our senior subordinated notes. If we are unable to make payments on our senior subordinated notes, we would be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection. For risks associated with our indebtedness see Item 1A—Risk Factors—Risks related to our liquidity and our financing and capital structures.

Government Regulation

The health care industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. The industry also is subject to frequent legislative and regulatory changes. Our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care payors and patients. State laws also govern, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities and apply to those locations involved in such activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing. If we fail to comply with the laws and regulations applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state health care programs.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement.

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2007, Medicare, Medicaid and other federally funded programs (primarily VA contracts) accounted for approximately 65.9% of our revenues.

Medicare Laws and Regulations.

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS), the agency within the DHHS responsible for administering the Medicare program, and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or LCA authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Recent legislation, each of which has been signed into law, including the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that negatively impact reimbursement for the primary respiratory and other durable medical equipment (DME) products that we provide. The SCHIP Extension Act will reduce Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning January 1, 2007. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning July 1, 2008, and implemented quality standards and accreditation requirements for DME suppliers. The SCHIP Extension Act, DRA and MMA provisions, when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal of Veterans Administration contracts, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care by lowering reimbursement rates.

(1) Competitive Bidding for HME—First Round. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers will compete for the right to provide items to beneficiaries in a defined region. CMS will select contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. The deadline for submitting bids was September 25, 2007, and we submitted our bids on

July 19, 2007 for the first round of competitive bidding for each of the respective metropolitan statistical areas (MSAs) and product categories in which we intend to participate. CMS is currently concluding the bid evaluation process and is expected to announce winning suppliers for the first round in March 2008 and conduct intensive beneficiary and referral agent education from April 1, 2008 to July 1, 2008. The effective date for the first round of the program is now scheduled to begin on July 1, 2008. Selected suppliers must agree to offer each item in product categories selected under the program at the single payment amount.

The competitive bidding program is scheduled to begin July 1, 2008 in ten high-population MSAs, expanding to 70 additional MSAs for a total of 80 MSAs in 2009 (see Competitive Bidding for HME—Second Round below) and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas (CBAs) and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. The MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/or a low number of suppliers. The impact of such an exemption on our business remains uncertain.

The ten MSAs selected for the first round of bidding are:

1.	Charlotte-Gastonia-Concord, North Carolina-South Carolina

2.	Cincinnati-Middletown, Ohio-Kentucky-Indiana

3.	Cleveland-Elyria-Mentor, Ohio

4.	Dallas-Fort Worth-Arlington, Texas

5.	Kansas City, Missouri-Kansas

6.	Miami-Fort Lauderdale-Miami Beach, Florida

7.	Orlando, Florida

8.	Pittsburgh, Pennsylvania

9.	Riverside-San Bernardino-Ontario, California

10.	San Juan-Caguas-Guaynabo, Puerto Rico

We currently operate in nine of these ten MSAs. Suppliers do not need to be physically located in a particular CBA to submit a bid. The following product categories are subject to competitive bidding in these MSAs for the first round of bidding:

1.	Oxygen Supplies and Equipment—Oxygen Accessories

2.	Standard Power Wheelchairs, Scooters, and Related Accessories

3.	Complex Rehabilitative Power Wheelchairs and Related Accessories

4.	Mail-Order Diabetic Supplies

5.	Enteral Nutrients, Equipment, and Supplies

6.	Continuous Positive Airway Pressure Devices, Respiratory Assist Devices, and Related Supplies and Accessories

7.	Hospital Beds and Related Supplies

8.	Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories

9.	Walkers and Related Accessories

10.	(Miami and San Juan Only)—Support Surfaces (group 2 mattresses and overlays)

Each product category subject to competitive bidding is comprised of individual Healthcare Common Procedure Coding System (HCPCS) codes. To bid on a product, a supplier (or a network of small suppliers) must submit bids on the full spectrum of HCPCS codes contained in that product’s category. In addition, commonly-owned suppliers may submit only one bid. Once bids are submitted, CMS determines the composite bid for each product category and arrays them from highest to lowest to select a “pivotal bid” at the point where the expected combined capacity of the bidders is sufficient to meet expected beneficiary demand for items in a category. CMS will award at least five contracts in each CBA, however, if there are fewer than five suppliers bidding then at least two contract suppliers must be selected for each CBA.

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

Under its final rule, if the grandfathering option is not exercised, CMS will require contract suppliers to assume existing rental agreements from non-contract suppliers. Contract suppliers furnishing oxygen equipment will be guaranteed a minimum of ten months of rental payments. For instance, a contractor who assumes a rental agreement for oxygen in month 11 will receive the single payment rate for the remaining 25 months of rental and title transfers to the beneficiary after month 36. A contractor who assumes a rental agreement in month 30, however, will receive ten months of rental payments even though this results in more than a total of 36 months of payment before title transfers. Suppliers who assume agreements for capped rental items will receive at least 13 months of rental payments, or the full rental period, regardless of when the rental agreement is assumed. In addition, CMS had proposed to require contract suppliers to repair or replace patient-owned items subject to competitive bidding, but in response to concerns that contract suppliers should not have to offer repairs for equipment never stocked, CMS will pay for the maintenance and servicing, including replacement parts, of competitively bid items that are performed by any supplier, not just contract suppliers. As to replacements, however, CMS will require that beneficiaries obtain replacements for entire items from contract suppliers.

Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to the first round of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

(2) Competitive Bidding for HME—Second Round. On January 8, 2008, CMS announced the next 70 MSAs and the applicable product categories for the second round of the competitive bidding program for certain HME products under Medicare Part B. The second round of bidding will occur in the following MSAs:

1. Akron, OH	36.Knoxville, TN
2. Albuquerque, NM	37.Lakeland, FL
3. Allentown-Bethlehem-Easton, PA-NJ	38.Las Vegas-Paradise, NV
4. Asheville, NC	39.Little Rock-North Little Rock-Conway, AR
5. Atlanta-Sandy Springs-Marietta, GA	40.Los Angeles-Long Beach-Santa Ana, CA
6. Augusta-Richmond County, GA-SC .	41.Louisville/Jefferson County, KY-IN
7. Austin-Round Rock, TX	42.McAllen-Edinburg-Mission, TX
8. Bakersfield, CA	43.Memphis, TN-MS-AR
9. Baton Rouge, LA	44.Milwaukee-Waukesha-West Allis, WI
10.Beaumont-Port Arthur, TX	45.Minneapolis-St. Paul-Bloomington, MN-WI
11.Birmingham-Hoover, AL	46.Nashville-Davidson—Murfreesboro—Franklin, TN
12.Bridgeport-Stamford-Norwalk, CT	47.New Haven-Milford, CT
13.Cape Coral-Fort Myers, FL	48.New Orleans-Metairie-Kenner, LA
14.Charleston-North Charleston, SC	49.New York-Northern New Jersey-Long Island, NY-NJ-PA
15.Chattanooga, TN-GA	50.Ocala, FL
16.Chicago-Naperville-Joliet, IL-IN-WI	51.Oklahoma City, OK
17.Colorado Springs, CO	52.Omaha-Council Bluffs, NE-IA
18.Columbia, SC	53.Palm Bay-Melbourne-Titusville, FL
19.Columbus, OH	54.Raleigh-Cary, NC
20.Dayton, OH	55.Richmond, VA
21.Deltona-Daytona Beach-Ormond Beach, FL	56.Sacramento—Arden-Arcade—Roseville, CA
22.Denver-Aurora, CO	57.Salt Lake City, UT
23.Detroit-Warren-Livonia, MI	58.San Antonio, TX
24.El Paso, TX	59.San Diego-Carlsbad-San Marcos, CA
25.Flint, MI	60.San Francisco-Oakland-Fremont, CA
26.Fresno, CA	61.San Jose-Sunnyvale-Santa Clara, CA
27.Grand Rapids-Wyoming, MI	62.Scranton—Wilkes-Barre, PA
28.Greensboro-High Point, NC	63.Syracuse, NY
29.Greenville-Mauldin-Easley, SC	64.Tampa-St. Petersburg-Clearwater, FL
30.Hartford-West Hartford-East Hartford, CT	65.Toledo, OH
31.Houston-Sugar Land-Baytown, TX	66.Tulsa, OK
32.Huntington-Ashland, WV-KY-OH	67.Virginia Beach-Norfolk-Newport News, VA-NC
33.Indianapolis-Carmel, IN	68.Visalia-Porterville, CA
34.Jackson, MS	69.Wichita, KS
35.Jacksonville, FL	70.Youngstown-Warren-Boardman, OH-PA

We currently operate, to varying degrees, in all of the above listed MSA areas. Suppliers do not need to be physically located in a particular CBA to submit a bid. The following product categories are subject to competitive bidding in these MSAs for the second round of bidding:

1.	Oxygen Supplies and Equipment

2.	Standard Power Wheelchairs, Scooters, and Related Accessories

3.	Complex Rehabilitative Power Wheelchairs and Related Accessories

4.	Enteral Nutrients, Equipment, and Supplies

5.	Continuous Positive Airway Pressure Devices, Respiratory Assist Devices, and Related Supplies and Accessories

6.	Hospital Beds and Related Accessories

7.	Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories

8.	Walkers and Related Accessories

CMS has stated that it plans to announce the specific zip codes included in each of the respective MSA for the second round of competitive bidding, as well as the specific items contained in each product category during the first quarter of 2008.

Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to round two of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

(3) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA required establishment and implementation of new clinical conditions of coverage for HME products and quality standards for HME suppliers. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. CMS published its quality standards and criteria for accrediting organizations for HME suppliers in 2006. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which are applied by independent accreditation organizations, include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. The regulation governing competitive bidding requires that all suppliers meet these new quality standards and also meet additional financial standards. As part of the supplier bidding process, suppliers must submit documentation that includes schedules from tax returns, a copy of SEC Form 10-K filings for the previous three years, certain specific financial statements that include cash flow statements and a copy of current credit reports.

Currently, all of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). JCAHO is a CMS recognized accrediting organization. Suppliers were required to become accredited by October 31, 2007 to be selected as a contract supplier. However, the final accreditation rule does not provide us with sufficient information to predict the full impact of the final accreditation criteria on our business.

On January 25, 2008, CMS published a proposed rule to clarify, expand and add to the existing enrollment requirements that Durable Medical Equipment and Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers must satisfy to establish and maintain billing privileges in the Medicare program. Included in the proposed rule, are revised or clarified requirements over contracting with an individual or entity to provide licensed services, record retention, clarification of the term “appropriate site” as set forth in the regulation (which may be expanded to include a minimum square footage requirement), use of cell phones and beepers/pagers as a method of receiving calls from the public or beneficiaries, comprehensive liability insurance, patient solicitation, maintenance of ordering and referring documentation, sharing of a practice location with another Medicare provider, and minimum operating hours. At this time, we cannot predict the impact that this proposed rule, if implemented, would have on our business.

(4) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding. Reductions in payment rates established by CMS in 2005 for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an ongoing aggregate annual reduction of approximately $18.0 million in our recorded revenues. Subsequent changes to the fee schedule amounts for oxygen equipment, which became effective beginning in 2007, are discussed below.

The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. During 2007, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.9% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide, which is further described below.

In addition to the MMA changes in payment methodology, given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The 2005 dispensing fee was $57 for a 30-day period or $80 for a 90-day period. The 2006 dispensing fee remained at $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and was reduced to $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs was reduced to $66. These reductions in the 2006 Medicare dispensing fees reduced our net revenue by approximately $9.8 million for the year ended December 31, 2006. The dispensing fee has remained unchanged since 2006. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provided to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, which began on January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the year ended December 31, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $30.4 million.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. In March 2007, as discussed further below, final Medicare coverage policies were issued, announcing discontinuation of coverage for compounded inhalation drugs, effective for claims with dates of service on or after July 1, 2007. Our compounding activities with respect to other inhalation drugs were not material and as of April 1, 2007, we discontinued all compounding operations.

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Under CMS’s revised policy, the pre-July 1, 2007 HCPCS codes for these products are no longer permitted to be used for Medicare claims. Instead, two new HCPCS codes were established; new code Q4093 is to be used for claims for the concentrated formulation of both albuterol and levalbuterol, and new code Q4094 is to be used for claims for the single dose form of both albuterol and levalbuterol. In addition, effective January 1, 2008, the HCPCS codes Q4093 and Q4094 were discontinued. Q4093 has been replaced by J7602; Q4094 has been replaced by J7603. CMS has set payment levels for the new HCPCS codes based on the weighted average of the average sales prices (ASPs) for each product assigned to the respective codes. The 2007 payment rates for concentrated and single dose albuterol and levalbuterol were as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2007 – 3/31/2007	$0.071	$0.989	$0.163	$3.478
4/1/2007 – 6/30/2007	$0.071	$0.922	$0.203	$3.838
7/1/2007 – 9/30/2007	$0.127	$0.127	$1.313	$1.313
10/1/2007 – 12/31/2007	$0.131	$0.131	$1.048	$1.048

The payment rates for the first quarter of 2008 for concentrated and single dose albuterol and levalbuterol are as follows:
Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 –3/31/2008	$0.153	$0.153	$1.105	$1.105

On December 29, 2007, the President of the United States signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”). The SCHIP Extension Act suspended a 10.1% reduction in Medicare physician payments that was scheduled for 2008 and gave physicians a 0.5% increase through June 30, 2008. The proposed 10.1% reduction in Medicare physician payments was driven by the statutory sustainable growth rate (SGR) formula, which is intended to control the growth in aggregate Medicare expenditures for physician services. Congress previously passed similar legislation to avert a reduction in Medicare physician payments in 2007. It is anticipated that Congress will revisit the issue of physician payment rates and other Medicare program issues in 2008 and consider whether to extend SGR relief beyond June 30, 2008. It is possible that reimbursement changes for oxygen equipment could be considered at that time. Although the SCHIP Extension Act did not contain any provisions affecting Medicare reimbursement for oxygen equipment, it does require CMS to adjust the ASP calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average selling price. When implemented on April 1, 2008, the new calculation methodology is expected to result in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. CMS is expected to announce in March 2008 the payment rates to be in effect for the second quarter of 2008. We can not determine the impact of such payment reductions on our business until CMS publishes the new quarterly reimbursement amounts for each specific inhalation drug that we provide. However, a reduction in the reimbursement rate for single dose albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition, President George W. Bush’s proposed 2008 budget continues to include a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. Provisions impacting oxygen reimbursement may be introduced, or reintroduced, in future legislation. However, we cannot predict what changes would be made to existing or proposed legislation and are, therefore, unable to estimate at this time the impact future legislation could have on our business

Deficit Reduction Act

The DRA which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including capped rental items and oxygen equipment. For capped rental items, including hospital beds, nebulizers and power wheelchairs, Medicare has in the past paid a monthly rental fee for a period not to exceed 15 months of continuous use. Under the DRA, the maximum number of months for which Medicare is to make payment for such equipment decreased from 15 months to 13 months of continuous use, after which time ownership is automatically transferred to the beneficiary. This provision is effective for items furnished for which the first rental month is during or after January 2006. As to power wheelchairs, the DRA preserves an existing provision requiring that beneficiaries be given the option to purchase the power wheelchair at the time it is furnished. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

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

In its November 1, 2006 final rule, CMS also acknowledges certain other payments after ownership transfers, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after title has transferred to the beneficiary. While the changes in rental periods and payment amounts for capped rental items and oxygen equipment did not have a material impact on our business in 2007, at this time, we anticipate that the changes in rental period for capped rental items and oxygen equipment will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations beginning in 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Federal and State Regulatory Requirements

Under the Federal Food Drug and Cosmetic Act (FFDCA), the Food and Drug Administration (FDA) imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA and with regulatory authorities in the states in which we do business, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. Our sites have historically been subject to regular inspections by federal and state regulatory authorities. We have received notices of inspectional observations at the conclusion of many of these inspections. Where required, we have taken corrective actions to address the inspectional observations identified during these inspections.

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

We discontinued our pharmacy compounding operations in April 2007, after receiving a warning letter from the FDA in August 2005 and engaging in subsequent communications with the Agency regarding our compounding activities. We worked in collaboration with the physicians of our patients who were receiving compounded medications to obtain new prescriptions for commercially available drug products, where clinically appropriate. The FDA conducted a follow-up inspection of Pulmo-Dose to evaluate our compliance with our phase-out plan and the FFDCA in May 2007. At the conclusion of this inspection, the FDA inspector stated that because Pulmo-Dose had ceased its compounding operations, the FDA considered the matter closed.

Professional Licensure

Nurses, pharmacists and other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to assure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure or certification laws.

Claims Audits

DME Medicare Administrative Contractors and Durable Medical Equipment Program Safeguard Contractors are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. Medicaid agencies also conduct similar reviews and audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

The Anti-Kickback Statute

As a provider of services under the Medicare and Medicaid programs, we are subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback statute”). At the federal level, the Anti-Kickback statute prohibits any person from knowingly and willfully soliciting, receiving, offering or providing any remuneration, including a bribe, kickback or rebate, directly or indirectly, in return for or to induce the referral of patients, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs. The Office of the Inspector General of the DHHS has published regulations that identify a limited number of specific business practices that fall within safe harbors which are deemed not to violate the Anti-Kickback statute. Although we attempt to structure our business relationships to meet safe harbor requirements, it is possible that not all of our business relationships comply with the elements of one or more safe harbors. Conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct per se illegal. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. However, we have not sought such an opinion.

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

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for “designated health services” if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement involving remuneration between us and the physician at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to penalties as well. On September 5, 2007, CMS published the third phase of its final rulemaking “Stark III”. The amendments reflected in Stark III were originally intended to go into effect on December 4, 2007; however, the Federal Register announced that publication of Stark III has been extended until March 26, 2008, and Phase II will remain in effect through that date.

On January 4, 2001, CMS issued the first of three phases of final regulations (“Phase I”) to clarify the meaning and application of Stark II. On March 26, 2004, CMS released the second phase of the final regulations (“Phase II”). On September 5, 2007, CMS released the third phase of the final regulations (“Phase III”). The Phase I and Phase II final regulations address the primary substantive aspects of the prohibition and various exceptions. The Phase I regulations defined previously undefined key terms, clarified prior definitions, and created exceptions for certain “indirect compensation arrangements,” “fair market value” transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. For certain indirect compensation relationships, the regulations permit providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. Phase I of the final regulations became effective on January 4, 2002, except with respect to enforcement of the prohibition’s application to certain percentage physician compensation arrangements, which effectiveness was delayed several times by CMS. In the Phase II final regulations, which became effective on July 26, 2004, CMS addressed remaining Stark exceptions not addressed in the Phase I regulation—primarily related to compensation arrangements, but also addressed certain exceptions related to ownership and investment interests, reporting requirements and sanctions. CMS also finalized its approach to percentage compensation arrangements, permitting them in certain circumstances. In the Phase III final regulations, which became effective on December 4, 2007, CMS clarified certain Stark exceptions and addressed questions, concerns and ambiguities arising from Phases I and II of the Stark regulations.

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

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates, among other things, the establishment of regulatory standards addressing the electronic exchange of health information, standards for the privacy and security of health information and standards for assigning unique health identifiers to health care providers. Sanctions for failure to comply with HIPAA standards include civil and criminal penalties.

Three standards have been promulgated under HIPAA with which we currently are required to comply. The Standards for Electronic Transactions require the use of standardized transactions and code sets for common health care transactions involving the exchange of certain types of information, including health care claims or equivalent encounter information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, health plan premium payments, and coordination of benefits. The Standards for Privacy of Individually Identifiable Information restricts use and disclosure of certain individually identifiable health information, called protected health information (PHI). These Privacy Standards not only require our compliance with standards restricting the use and disclosure of PHI, but also require us to obtain satisfactory assurances that any business associate of ours who has access to our PHI similarly will safeguard such PHI. The Security Standards require us to implement certain security measures to protect electronic PHI. We believe that we are in compliance in all material respects with each of these HIPAA standards.

CMS also published a final rule under HIPAA covering the assignment of Unique Health Identifiers for Health Care Providers. The rule calls for the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. We were required to comply with this standard by May 23, 2007. We have evaluated this rule to determine the effects of the rule on our business, and we believe that we have taken the appropriate steps to ensure that we are in compliance with this standard in all material respects.

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

Health Care Reform Legislation

Economic, political and regulatory influences are subjecting the health care industry in the United States to fundamental change. Health care reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which we operate periodically consider various health care reform proposals. We anticipate that federal and state government bodies will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict, which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations.

Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.

Corporate Integrity Agreement

Our predecessor, Rotech Medical Corporation, and the Office of Inspector General (OIG) of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement. Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The term of the Corporate Integrity Agreement expired in February 2007. However, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We submitted our final annual report on June 28, 2007. If we were to be found in violation of any terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties ranging from one thousand to two thousand five hundred dollars per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

Suppliers

We purchase our patient service equipment and supplies from a variety of independent suppliers, with whom we generally have long-standing relationships. Although we are not dependent upon any one supplier, we do currently purchase approximately 65% of our patient service equipment and supplies from five suppliers. We typically focus on one or two suppliers in each product category in an effort to maximize delivery efficiency and gross margins. We do believe that most of our supplies can be provided by multiple suppliers; however, loss or disruption of a supplier relationship could cause delays in service delivery which could adversely affect our revenues, profit margins, profitability, operating cash flows and result of operations.

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

JCAHO is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by JCAHO entails a lengthy review process that is conducted at least every three years. We believe that our accreditation by JCAHO is indicative of our commitment to providing consistently high quality equipment and services. Currently, all of our operating centers are accredited by JCAHO.

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

Insurance

Our business is subject to general and professional liability, products liability, employment practices liability, workers’ compensation, automobile liability, personal injury and other liability claims that are generally covered by insurance. We have insurance policies that contain various customary levels of deductibles and self- insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, there can be no assurance that such insurance companies will remain so in the future. These insurance policies are subject to annual renewal. We believe that our insurance coverage is appropriate based upon historical claims and the nature and risks of our business.

Employees

As of December 31, 2007, we have approximately 4,800 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

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

Executive Officers

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	59	President, Chief Executive Officer and Director
Michael R. Dobbs	58	Chief Operating Officer
Steven P. Alsene	38	Chief Financial Officer and Treasurer

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

Risks related to our liquidity, financing, and capital structure

Our failure to comply with the financial covenants contained in our credit agreement would likely have a material adverse affect on our operating results and financial condition.

Our current credit agreement contains certain financial covenants, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We failed to comply with the financial covenants contained in our former credit agreement, and we may be unable to maintain compliance with the EBITDA threshold included in our current credit agreement. We may not be able to comply with the covenants contained in our current credit agreement, in which case we will be in default under our credit agreement and, under certain circumstances, the lenders could elect to terminate their commitments thereunder, declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, could elect to exercise control over our cash through their rights under the deposit account and control agreement, and institute foreclosure proceedings against those assets that secure the borrowings under our credit agreement. Any such actions would likely force us into bankruptcy or liquidation. Furthermore, if our lenders caused all outstanding amounts with respect to the credit agreement debt to be due and payable immediately, we would simultaneously cross default under the indenture governing our 9 1/2% senior subordinated notes. If accelerated, upon an event of default, our assets and cash flow would be insufficient to fully repay borrowings under our outstanding debt instruments. Also, if the indebtedness were accelerated, this would raise substantial doubt about our ability to continue as a going concern, which would likely cause a deterioration of our relationships with our customers and suppliers and adversely affect our revenues, profit margins, profitability, operating cash flows, results of operations and financial condition. We may not be able to refinance any of our debt, including the Senior Facility, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection, which would likely result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We have substantial outstanding indebtedness, which continues to adversely affect our financial condition.

As of December 31, 2007, our total consolidated long-term debt (including current maturities) accounted for approximately 101% of our total capitalization. The degree to which we are leveraged continues to have substantial negative consequences, because:

•

a substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and therefore would not be available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	our existing credit agreement limits our ability to acquire businesses and incur indebtedness required to finance such acquisitions;

•	we are more highly leveraged than our major national competitors, which places us at a competitive disadvantage;

•	it makes us more vulnerable in the event of a downturn in our business, our industry, or the economy in general; and

•	we are vulnerable to interest rate fluctuations because a portion of our debt is subject to variable interest rates.

The degree to which we are leveraged may also have substantial future negative consequences, because:

•

it could affect our ability to satisfy our obligations under our 9 1/2% senior subordinated notes due 2012, including our ability and our decision to make interest payments thereunder when due and payable;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired; and

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited.

In addition, because our current term loan is a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash since inception of the Senior Facility. Accordingly, all interest accrued to date has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods). Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will likely need to refinance all or a portion of our debt, on or before maturity. We may not be able to refinance any of our debt, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We may need to pursue a strategic restructuring, refinancing or other transaction in order to preserve our long-term financial condition, and current market conditions could limit our ability to consummate such a transaction, which would likely have a material adverse effect on our financial condition.

Although we continue to explore various strategic transactions, such as an acquisition, debt exchange, equity offering, or a combination of any such transactions, the current conditions of the capital markets may curb our ability to pursue such transactions. In the event that market conditions preclude our ability to consummate such a transaction, we may be required to consider additional alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Failure to maintain current levels of collectibility of our accounts receivable likely would have a significant negative impact on our profitability and cash flow.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines after which they will not pay submitted claims. As such, there can be no assurance that we will be able to maintain our current levels of collectibility or that third-party payors will not experience financial difficulties. We may be unable to collect our accounts receivable on a timely basis, which likely would result in a significant decline in our operating cash flows.

We are currently not in compliance with the continued listing requirements of the NASDAQ Capital Market, which will result in the delisting of our common stock by the NASDAQ Capital Market if we cannot regain compliance, which likely would, among other things, adversely affect the price and liquidity of our common stock.

On November 16, 2007, we were notified by the NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because the market value of our publicly held shares was less than the $15 million minimum required for continued listing pursuant to Marketplace Rule 4450(b)(3). We were granted ninety (90) calendar days to regain compliance with the requirement. However, we were not able to do so. In addition, on December 10, 2007, we were notified by NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because the bid price of our publicly held shares had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5). We were granted one-hundred eighty (180) calendar days, or until June 9, 2008, to regain compliance with the minimum bid price requirement. As of the date of this report, we have not regained compliance with such requirement.

Due to our inability to regain compliance with the market value of publicly held securities listing requirement of the NASDAQ Global Market, on February 8, 2008, we applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market with its less restrictive continued listing requirements. On February 21, 2008, NASDAQ approved the transfer of our common stock listing to the NASDAQ Capital Market and, on February 27, 2008, our common stock began trading on such Market under the symbol “ROHI”. However, in order to maintain that listing, we must still satisfy minimum financial and other continued listing standards, including the $1.00 minimum bid price requirement and a requirement for us to maintain stockholders’ equity of at least $2.5 million or net income from continuing operations of at least $500,000.

Based upon the recent price levels of our common stock and our stockholders’ equity and net income from continuing operations provided in the financial statements included in this report, we are not in compliance with the continued listing requirements of the NASDAQ Capital Market. If we cannot remedy our noncompliance during any applicable notice or grace periods, our common stock will be delisted from the NASDAQ Capital Market. The delisting of our common stock would likely have a material adverse effect on the trading price and volume, liquidity, and marketability of our common stock.

A significant number of our outstanding shares of common stock are concentrated in a small number of stockholders which, acting together, could exercise significant influence over certain aspects of our business.

As of December 31, 2007, our five largest stockholders held in the aggregate approximately 54% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, any of these large stockholders acting independently could work to frustrate the majority.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A majority of our customers have primary health coverage under Medicare Part B, and recently enacted and future changes in the reimbursement rates or payment methodologies under the Medicare program could materially and adversely affect our business.

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for durable medical equipment (DME), such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 55% of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation, including the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products that we provide. The SCHIP Extension Act will reduce Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning in 2008, and implemented quality standards and accreditation requirements for DME suppliers. The SCHIP Extension Act, DRA and MMA provisions, when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. In addition, President George W. Bush’s proposed 2008 budget continues to include a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

A significant percentage of our business is derived from the sale and rental of Medicare-covered oxygen and DME items, and recent legislative acts impose substantial changes in the Medicare payment methodologies and reductions in the Medicare payment amounts for these items. Furthermore, legislative proposals currently under consideration by the U.S. Congress could impose even deeper payment reductions for Medicare-covered oxygen equipment which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

The DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (CPAP) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in the DRA applies to items furnished for which the first rental month occurred on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007. In addition, on January 26, 2006, the Centers for Medicare and Medicaid Services (CMS), announced a final rule revising the payment classification of certain respiratory assist devices (RADs). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues and operating income by approximately $4.1 million in 2007.

On November 1, 2006, CMS issued its final rule describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codified the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represented a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. We believe that the 36-month rental cap will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations when it takes effect in 2009 and beyond. We have reviewed the impact of the 36 month rental cap on the composite depreciable life of our rental assets and believe that no change is necessary to our current five year composite useful life for rental equipment at this time. However, we will continue to evaluate our estimates of useful lives based on our experience with ownership transfers of capped rental equipment in future periods, which may result in future reduction of our composite useful life and thereby increased depreciation expense in the future.

Included in rule the final rule implementing the DRA oxygen provisions are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (OGPE), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment is expected to change each year in order to offset the impact from changes in beneficiary utilization of OGPE equipment. For 2008, the payment rate for stationary oxygen equipment will increase from $198.40 to $199.28. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that our distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for our oxygen business.

Throughout the second half of 2007, Congress was considering legislation that would have included further reductions in payment amounts for certain classes of oxygen equipment. The resulting legislation, the SCHIP Extension Act, was signed into law by the President of the United States on December 29, 2007, and temporarily addressed a number of Medicare program issues. The SCHIP Extension Act did not contain any provisions affecting Medicare reimbursement for oxygen equipment. The SCHIP Extension Act suspended a 10.1% reduction in Medicare physician payments that was scheduled for 2008 and gave physicians a 0.5% increase through June 30, 2008. The proposed 10.1% reduction in Medicare physician payments was driven by the statutory sustainable growth rate (SGR) formula, which is intended to control the growth in aggregate Medicare expenditures for physician services. Congress previously passed similar legislation to avert a reduction in Medicare physician payments in 2007. It is anticipated that Congress will revisit the issue of physician payment rates and other Medicare program issues in 2008 and consider whether to extend SGR relief beyond June 30, 2008. It is possible that reimbursement changes for oxygen equipment could be considered at that time. Further reductions in Medicare reimbursement for oxygen equipment could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and recent legislation imposed significant reductions in Medicare reimbursement for such inhalation drugs.

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to the MMA, Medicare reimbursement for covered Medicare Part B drugs, including inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (AWP) for the drug. The MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries were reimbursed at 106 percent of the volume-weighted average selling price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in the MMA. Implementation of the ASP-based formula resulted in a dramatic reduction in payment rates for inhalation drugs in 2005 and beyond.

Recently enacted legislation will further affect Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires CMS to adjust the ASP calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average selling price. When implemented on April 1, 2008, the new calculation methodology is expected to result in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. CMS is expected to announce in March 2008 the payment rates to be in effect for the second quarter of 2008. We can not determine the impact of such payment reductions on our business until CMS publishes the new quarterly reimbursement amounts for each specific inhalation drug that we provide, however reductions in the reimbursement rate for single dose albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Recent regulatory changes subject the Medicare reimbursement rates for our equipment and services to additional reductions and to potential discretionary adjustment by CMS, which could reduce our revenues, net income and cash flows.

The BBA granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative (LCA) determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

Recent legislation (see “Business—Government Regulation—Medicare Laws and Regulations” in Part I, Item 1 above) instructs CMS to establish and implement programs under which competitive bidding areas (CBAs) will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest metropolitan statistical areas (MSAs) in 2008, expanding to 70 additional MSAs for a total of 80 MSAs in 2009, and additional areas thereafter. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service. A large number of our facilities are located in such rural areas; however, the criteria for how the exemption will be applied have not yet been determined.

For each CBA, CMS will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules, and contracts will be re-bid at least every three years. CMS will be required to award at least five contracts in each CBA for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. If there are fewer than five suppliers bidding, however, then at least two contract suppliers must be selected for that particular CBA. CMS may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a CBA.

On April 2, 2007, CMS issued its final rule implementing the first round of the competitive bidding program in ten of the largest MSA’s across the country, applying initially to ten categories of DME and medical supplies. CMS is currently concluding the bid evaluation process and is expected to announce winning suppliers for the first round in March 2008 and conduct intensive beneficiary and referral agent education from April 1, 2008 to July 1, 2008. The effective date for the first round of the program is currently scheduled to begin on July 1, 2008. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to the first round of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

On January 8, 2008, CMS announced the next 70 MSAs and the applicable product categories for the second round of the competitive bidding program. CMS has stated that it plans to announce the specific zip codes included in each of the respective MSA for round two of competitive bidding, as well as the specific items contained in each product category during the first quarter of 2008. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to the second round of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

Proposed surety bond requirements could result in significant additional cost in operating our business.

On August 1, 2007, CMS published a proposed rule that would require all HME suppliers, except those that are government-operated, to obtain and furnish a surety bond to the National Supplier Clearinghouse, the Medicare contractor responsible for enrollment, for each Medicare supplier number held. CMS previously issued a proposed surety bond requirement in 1998 to implement the BBA. At that time, the proposed surety bond amount was $50,000; CMS has adjusted the proposed surety bond amount to $65,000 to reflect inflation. CMS sought public comments on, among other things, whether the surety bond amount should be increased for so-called “higher-risk” suppliers and whether to establish an exception to the requirement for publicly traded chain suppliers. The deadline for submitting comments to CMS was October 1, 2007. It is unclear whether the proposal would exempt publicly traded chain suppliers of HME, or whether such an exemption, if any, would be available to us. If this proposal were enacted and if no such exemption is included, or if such an exemption, if any, is not made available to us, then we would be required to obtain surety bonds for each of our approximately 500 locations, resulting in significant additional cost in operating our business.

Future reductions in reimbursement rates under Medicaid could negatively affect our business and financial condition.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to cost containment initiatives associated with Medicare and Medicaid, we are affected by continuing efforts by private third-party payors to control their costs. If we lower our prices due to pricing pressures from private third-party payors, then our results of operations and financial condition would likely deteriorate.

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

The Office of the Inspector General of the DHHS and the Department of Justice (DOJ) have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. In 2002, we entered into a settlement agreement with the DOJ and the DHHS to settle claims against Rotech Medical Corporation relating to certain Medicare and Medicaid billings. In addition, we or our executives could be included in other governmental investigations or named as defendants in private litigation, resulting in adverse publicity against us.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. Since that time, we have received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and Department of Veterans Affairs contracting. In January, 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to the Company’s provision of certain supplies to the Maine Medicaid program which remain under investigation. We are cooperating fully with the investigation. However, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted.

In February of 2007, a representative from the California Department of Health Services (the “Department”) conducted surveys at our Forest City and Napa, California locations. Each location is licensed by the Department as a “Home Medical Device Retailer” and as such, must comply with certain statutes under the California Health and Safety Code (the “Code”). The Department’s representative alleged that each location was in violation of certain sections of the Code. In the Napa location, an embargo notice was also issued with respect to the dispensing of legend items. Certain legend items were erroneously dispensed during the embargo resulting in an additional notice of violation for the Napa location. The embargo was lifted by the Department after immediate corrective actions were taken. Both locations are preparing a final corrective action plan for the alleged violations for submission to the Department. In addition, we have provided information relating to equipment maintenance requirements requested by the representative. This investigation remains open, we intend to continue to cooperate with the investigation and we have suspended billings from these locations to government healthcare programs and all other payors pending implementation of certain corrective actions. If the Department so elects, the Code allows it to pursue administrative or civil action, with maximum civil penalties of up to $1,000 per violation. In addition, any violation of an embargo is a misdemeanor under California law. If the matter is referred for criminal prosecution, and there is a criminal conviction, the penalty is imprisonment for not more than one year in the county jail and/or a maximum fine of $1,000 per violation. If we are found to have failed to comply with applicable regulatory requirements, any resulting enforcement action, including related fines, injunctions, and civil or criminal penalties, could limit our ability to operate our Foster City and Napa locations, which could adversely affect our business and results of operations.

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

Currently, all of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). If future reviews by JCAHO do not result in continued accreditation of our operating centers, we would likely experience a decline in our revenues. Further, under the MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims must be accredited as meeting quality standards issued by CMS as a condition of receiving payment from the Medicare program. The standards for HME suppliers consist of business-related standards, such as financial and human resources management requirements, which are applicable to all HME suppliers, and product-specific quality standards, and which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards.

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

The MMA also authorizes CMS to establish clinical conditions for payment for home medical equipment. These clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. In addition, because we have Medicare supplier numbers and are subject to any clinical conditions for payment, our failure to meet such conditions could affect our ability to bill and, therefore, could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.

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

We currently have approximately 160 medical gas facilities in 40 states subject to federal and state regulatory requirements. Our medical gas facilities and operations are subject to extensive regulation by the Food and Drug Administration (FDA) and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the federal Food, Drug and Cosmetic Act (FFDCA). Among other requirements, the FDA’s current Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we do business, our medical gas facilities are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations, and we expend significant time, money and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state law regulations. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, and civil or criminal penalties which would materially harm our business, financial condition and results of operations.

Compliance with regulations under the federal Health Insurance Portability and Accountability Act of 1996 and related rules (“HIPAA”) relating to the transmission and privacy of health information could impose additional significant costs on our operations.

Numerous federal and state laws and regulations, including HIPAA, govern the collection, dissemination, use and confidentiality of patient-identifiable health information. HIPAA requires us to comply with standards for the use and disclosure of health information within our company and with third parties. HIPAA also includes standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Each set of HIPAA regulations requires health care providers, including us, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed.

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

Risks related to operational and financial performance

Inability to maintain significant vendor relationships could result in a significant disruption in our business, materially adversely affect our results of operations and result in an inability to serve our patients if we lose these relationships.

We currently have certain critical vendor relationships. Although we have been able to maintain such relationships without material interruption in the past, there can be no assurance that such relationships will continue. Should any of these vendors elect not to provide services, equipment, inhalation drugs or supplies to us, there would likely be a significant disruption to our business, a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations and an inability to serve our patients until such time as a replacement vendor could be identified. This would likely occur if there is a deterioration or perceived deterioration in our financial position, including our standing with respect to our senior subordinated debt. Moreover, there can be no assurance that the pricing structure that we currently enjoy would be matched by a replacement vendor. Additionally, any future issues with liquidity, debt covenant compliance or declines in our results of operations, could adversely impact our ability to leverage our purchasing activities with new or existing vendors.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting. Based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, management concluded that our internal control over financial reporting was effective as of such date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we do not enhance and maintain effective and efficient information systems, then our operations may be disrupted and our anticipated operating efficiency may not be realized.

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

As a result of the implementation of “fresh-start” reporting during 2002, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million of reorganization value in excess of fair value of identifiable assets-goodwill. As of December 31, 2007, the reorganization value in excess of fair value of identifiable assets-goodwill was approximately $163.2 million after we recorded $529.0 million in impairment charges during 2006, as described below. Other goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. As of December 31, 2007, this goodwill was approximately $43.9 million. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

The nature of our business subjects us to litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. In connection with its emergence from bankruptcy, claims made against our predecessor prior to the date it filed for bankruptcy protection were satisfied in accordance with the terms of its plan of reorganization or pursuant to settlement agreements approved by the Bankruptcy Court. Although management believes that all pre-petition state claims have also been discharged or dealt with in the plan of reorganization, states in other bankruptcy cases, however, have challenged whether, as a matter of law, their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. The issue has not been finally settled by the United States Supreme Court. Therefore, there is no assurance that a court would find that emergence from bankruptcy would discharge all such state claims against us or our predecessor involving pre-petition claims. Any such claim not discharged could result in a decline in our financial condition and profitability. Since the date of confirmation of the plan of reorganization, we have not and our predecessor has not received any correspondence from a state challenging the pre-petition discharge of claims.

If the coverage limits on our insurance policies are inadequate to cover our liabilities or our insurance costs continue to increase, then our financial condition and results of operations would likely decline.

Participants in the health care industry, including us, are subject to substantial claims and litigation in the ordinary course, often involving large claims and significant defense costs. As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover such claims. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, we have been advised by our insurance broker that our insurance premiums will be subject to increases in the future, which increases may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase, then our financial condition and results of operations would likely decline.

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

Risks related to competition and referral sources

If we lose relationships with managed care organizations and other third-party payors, then we could lose access to patients and our revenue would likely decline.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services and to build volume that justifies discounted prices. Consequently, the health care needs of a large percentage of the United States population are now provided by a small number of managed care organizations and third-party payors. These organizations, including the Veterans Administration, generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate agreements with us and/or engage our competitors, our business could be materially adversely affected. If we lose relationships with managed care organizations and other third-party payors, including the Veterans Administration, then we could lose access to patients and our revenue would likely decline.

If we fail to cultivate new or maintain established relationships with the physician referral sources, then our revenues may decline.

Our success, in part, is dependent upon referrals and our ability to maintain good relations with physician referral sources. Physicians referring patients to us are not our employees, and are free to refer their patients to our competitors. If we are unable to successfully cultivate new referral sources and maintain strong relationships with our current referral sources, then our revenues may decline.

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

If we are not able to hire qualified management and other personnel, or if costs of compensation or employee benefits increase substantially, then our ability to deliver equipment and services effectively could suffer and our profitability would likely decline.

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 4,800 full time employees. We face significant competition in the recruitment of qualified employees, which has caused increased salary and wage rates. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline. Further, in the event that our business operations or financial condition further deteriorate, we may not be able to maintain or recruit critical employees.

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

We lease our offices and facilities. Our corporate headquarters currently consists of 31,223 square feet (of which we sublease 10,165 square feet) in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. It is leased to us for a seven-year period ending August 31, 2010 at a current base rate of $55,952 per month (including sales tax), plus operating costs (which have historically been approximately $6,000 per month (including sales tax)). In addition to our corporate headquarters, we lease office facilities for approximately 500 locations. These facilities are primarily used for general office work and the dispatching of registered respiratory therapists, registered nurses, registered pharmacists and delivery personnel. Our office facilities vary in size from approximately 550 to 60,000 square feet. The total space leased for these offices is approximately 2.43 million square feet at an average price of $9.59 per square foot. All of such office space is leased pursuant to operating leases. We believe that our office locations and other facilities are suitable and adequate for our planned needs.

ITEM 3.	LEGAL PROCEEDINGS

Due to the nature of our business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit we (or our predecessor, Rotech Medical Corporation) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. In January, 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to our provision of certain supplies to the Maine Medicaid program, which remain under investigation. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of

Enforcement of the Securities and Exchange Commission (SEC) related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. We have not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, we received a request for information and documents from the Division of Enforcement of the SEC related to our restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2004. We are fully cooperating with the SEC and have provided documents in response to such request. We have not had any communications with the SEC regarding this matter since September 2005. In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions, and additional motions further extending the stay have subsequently been filed. The case is currently stayed until February 29, 2008. The parties have reached an agreement on the material financial terms of a settlement. The parties are currently in the process of documenting this settlement. As part of finalizing this settlement, it appears likely that the Company will enter into a new corporate integrity agreement with a three year term. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. In 2004, we produced the requested documents and we will continue to cooperate with the investigation.

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

Our common stock is traded on the NASDAQ Capital Market under the trading symbol “ROHI”. Between November 8, 2005 and February 27, 2008, our common stock was listed on the NASDAQ Global Market. Prior to November 8, 2005, there was no established trading market for our common stock and our common stock traded in interdealer and over-the-counter transactions and price quotations were provided in the “pink sheets” by Pink Sheets LLC. Upon effectiveness of our predecessor’s plan of reorganization on March 26, 2002, all of our outstanding common stock was distributed to our predecessor for further distribution to its senior creditors as contemplated by the plan of reorganization. Our common stock was issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code. Although we received no cash proceeds from the initial distribution of our common stock pursuant to the plan of reorganization, we received substantially all of the assets of our predecessor in consideration of the issuance of such stock.

The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	High	Low
Fiscal 2007
First Quarter	$3.73	$1.30
Second Quarter	$1.85	$1.05
Third Quarter	$1.44	$0.80
Fourth Quarter	$1.22	$0.37

Fiscal 2006
First Quarter	$17.49	$14.26
Second Quarter	$14.92	$3.58
Third Quarter	$3.81	$0.90
Fourth Quarter	$2.94	$0.74

Nasdaq Delisting Notice; Transfer of Listing to NASDAQ Capital Market

On November 16, 2007, we were notified by the NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market, because the market value of our publicly held shares was less than the $15 million minimum required for continued listing pursuant to Marketplace Rule 4450(b)(3). We were granted ninety (90) calendar days to regain compliance with the requirement. However, we were not able to do so. In addition, on December 10, 2007, we were notified by NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market, because the bid price of our publicly held shares had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5). We were granted one-hundred eighty (180) calendar days, or until June 9, 2008, to regain compliance with the minimum bid price requirement. As of the date of this report, we have not regained compliance with such requirement.

Due to our inability to regain compliance with the market value of publicly held securities listing requirement of the NASDAQ Global Market, on February 8, 2008, we applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market with its less restrictive continued listing requirements. On February 21, 2008, NASDAQ approved the transfer of our common stock listing to the NASDAQ Capital Market and on February 27, 2008, our common stock began trading on such Market under the symbol “ROHI”. However, in order to maintain that listing, we must still satisfy minimum financial and other continued listing standards, including the $1.00 minimum bid price requirement and a requirement for us to maintain stockholders’ equity of at least $2.5 million or net income from continuing operations of at least $500,000.

Based upon the recent price levels of our common stock and our stockholders’ equity and net income from continuing operations provided in the financial statements included in this report, we are not in compliance with the continued listing requirements of the NASDAQ Capital Market. If we cannot remedy our noncompliance during any applicable notice or grace periods, our common stock will be delisted from the NASDAQ Capital Market. The delisting of our common stock would likely have a material adverse effect on the trading price, liquidity, volume and marketability of our common stock.

As of February 29, 2008, there were 25,505,270 shares of our common stock outstanding and approximately 95 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2007 or 2006, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facility and the indenture governing our 9 1/2% senior subordinated notes due 2012.

Each share of our Series A convertible redeemable preferred stock (Series A Preferred) has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008

Five-year Financial Performance Graph: 2002-2007

The following graph compares the cumulative 5-year total return to shareholders on Rotech Healthcare Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007. Our common stock was not registered under Section 12 of the Exchange Act until September 2004. It should be noted that this graph represents historical price performance and is not necessarily indicative of any future stock price performance.

Cumulative Total Return

	12/02	12/03	12/04	12/05	12/06	12/07
Rotech Healthcare Inc.	$100.00	$137.72	$167.66	$100.36	$13.41	$2.28
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Health Services	100.00	135.61	168.24	184.41	186.06	181.42

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2007 and 2006 have been derived from our audited financial statements included in this report. The consolidated statement of operations data for the year ended December 31, 2005 have been derived from our audited financial statements included in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 have been derived from our audited financial statements not included in this report. The consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited financial statements not included in this report.

(dollars in thousands)	2007	2006	2005	2004	2003
Statement of Operations Data:
Net revenues	$559,354	$498,751	$533,182	$535,329	$580,599
Costs and expenses
Cost of net revenues	213,680	172,513	166,186	148,729	193,411
Provision for doubtful accounts	18,458	14,340	17,858	19,614	19,462
Selling, general and administrative	301,573	301,427	290,215	257,000	291,910
Depreciation and amortization(1)	14,589	17,162	18,123	15,191	16,828
Goodwill impairment(2)	—	529,000	—	—	—
Legal settlement	3,450	—	—	—	—
Interest expense, net	46,606	36,225	31,503	33,696	41,177
Other (income) expense, net	(350)	(187)	138	(2,475)	2,473
Loss on debt extinguishment	12,171	1,178	—	—	—

Total costs and expenses	610,177	1,071,658	524,023	471,755	565,261

(Loss) earnings before income taxes	(50,823)	(572,907)	9,159	63,574	15,338
Federal and state income tax (benefit) expense	(4,749)	(38,808)	3,613	27,564	6,731

Net (loss) earnings	$(46,074)	$(534,099)	$5,546	$36,010	$8,607

(dollars in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data
Current assets	$153,346	$104,181	$104,433	$157,385	$122,194
Working capital	84,705	31,870	25,110	90,824	43,704
Total assets	546,773	497,133	1,018,684	1,019,359	1,007,981
Total debt, including current portion	481,011	384,866	329,514	330,171	368,000
Convertible redeemable preferred stock	5,343	5,343	5,343	5,343	6,101
Stockholders’ (deficit) equity	(10,517)	35,717	569,515	561,897	520,181

(dollars in thousands)	2007	2006	2005	2004	2003
Selected Historical Financial Data:
Capital expenditures	$52,336	$59,878	$78,768	$54,003	$41,993
Cash flows provided by operating activities	47,690	15,549	60,681	134,225	148,279
Cash flows used in investing activities	(65,666)	(61,694)	(109,545)	(54,003)	(45,022)
Cash flows provided by/(used in) financing activities	62,719	42,188	(1,737)	(36,379)	(110,289)

(1)

During the second quarter ended June 30, 2003, management completed an assessment of the depreciation estimates made on April 1, 2002, related to long-lived assets acquired from our predecessor, Rotech Medical Corporation. Based on information then available, we revised our estimate of useful lives for certain of these assets from an aggregate of four years from the date acquired from our predecessor, to depreciating the assets over a period ending five years from the date the assets were originally acquired by our predecessor. The revised estimates on depreciable lives for approximately $138 million of rental property was necessary to more closely match the replacement rates of rental property acquired with its specific useful remaining life. As a result of that change in depreciation estimate, we recognized approximately $42.5 million in additional depreciation expense for the year ended December 31, 2003 which has been included as a component of cost of sales. This change in estimate resulted in a decrease to net income of approximately $23.8 million, increasing the cost of net revenues as a percentage of net revenue to 30.4% for 2003.

During	2004, we undertook a project to physically count the patient service equipment within all of our respective operating locations and to estimate the equipment utilized for rental within patient homes. As a result of this project, we believe that certain of the equipment acquired from our predecessor company, Rotech Medical Corporation, is no longer in service or held by us or our patients. Such equipment was determined to have been fully depreciated prior to December 31, 2004. Accordingly, we have reduced the gross patient service equipment accounts and the related accumulated depreciation accounts by offsetting $52 million. This adjustment had no impact on our results of operations in 2004.

(2)	Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million during the year ended December 31, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to our former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.7% and 88.5% of net revenues for the years ended December 31, 2007 and 2006, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.5% and 11.5% of net revenues for the years ended December 31, 2007 and 2006, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. We continue to further develop and expand our sales and operational training programs, and have introduced new incentive programs that we believe will better equip and motivate our sales force, and ultimately drive additional growth. In addition, we have nearly completed a migration of our proprietary billing system onto a new platform, which we believe will allow us to reduce future labor costs, shorten our billing and collection cycle, and reduce revenue adjustments. We also continue to actively monitor and manage our cash position and capital expenditures on a daily basis.

Executive Summary. We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. During the year ended December 31, 2006, due to an overall decline in our profitability, which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million. We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our long-term debt in March 2007, interest payments due under our senior subordinated debt, accruing interest under our senior secured debt, capital expenditure requirements, and a difficult credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•	We expect that the DRA’s new 36-month rental cap on oxygen equipment will materially adversely affect our results of operations and financial condition in 2009.

•

Recent and potential future changes in Medicare policies, including freezes and reductions in reimbursement rates for home medical equipment and dispensing fee reductions, competitive bidding requirements, new clinical conditions for reimbursements, accreditation requirements and quality standards, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

•

We continue to explore various strategic transactions and, if our efforts are not successful, we may be required to consider additional alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Strategic Initiatives. As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to explore various strategic transactions, such as an acquisition, debt exchange, equity offering, or a combination of any such transactions. At December 31, 2007, we had approximately $481.0 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. As a result of CMS’ final rule to implement the DRA changes with regard to oxygen reimbursement as released in November 2006, we do not expect to be materially impacted with respect to oxygen reimbursement until 2009, when we do expect to be materially adversely impacted as a result of the DRA’s 36-month rental cap on oxygen equipment. In addition, there are other proposed reimbursement changes which could materially impact our financial position, including proposed changes outlined in CMS’ National Coverage Analysis. The risks and uncertainties related to the DRA’s 36-month rental cap and the proposed changes in reimbursement outlined in CMS’ National Coverage Analysis, as well as the current impact of recent reimbursement changes, are discussed in more detail under the heading “Business—Government Regulation” in Part I, Item 1 above. We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction also could strengthen our competitive position.

Reimbursement by Third Party Payors. We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 65.9% of our patient revenue for the year ended December 31, 2007. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) significantly changed the Medicare reimbursement methodology and conditions for coverage for a number of our products. These changes included reduced payment amounts for five categories of durable medical equipment (DME), including oxygen, beginning in 2005, a freeze in payments amounts for other covered DME items through 2007, establishment of a competitive acquisition program beginning July 1, 2008, and new quality standards and accreditation requirements for DME suppliers.

The MMA changes also included a reduction in reimbursement rates for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) as of January 1, 2005, based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General (OIG) of the DHHS. The FEHBP adjusted payments are to remain “frozen” through 2008 unless the particular item becomes subject to competitive bidding. Reductions in payment rates for 2005 established by CMS for the non-oxygen HME items subject to the FEHBP provisions ranged between 4% and 16%. The reductions in the Medicare fee schedules for home oxygen equipment together with the additional reimbursement reductions mandated by the MMA in 2005 for other home medical equipment (excluding inhalation drugs) resulted in an ongoing aggregate annual reduction of approximately $18.0 million in our recorded revenues. Subsequent changes to the fee schedule amounts for oxygen equipment, which became effective beginning 2007, are discussed below. The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. During 2007, Medicare-reimbursed inhalation drug therapies provided by us accounted for approximately 18.9% of our recorded revenues after allowing for the reduction in revenues related to the decreased reimbursement rate for compounded budesonide, which is further described below. The MMA provisions, when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition to the MMA changes in payment methodology, given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The 2005 dispensing fee was $57 for a 30-day period or $80 for a 90-day period. The 2006 dispensing fee remained at $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and was reduced to $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs was reduced to $66. These reductions in the 2006 Medicare dispensing fees reduced our net revenue by approximately $9.8 million for the year ended December 31, 2006. The dispensing fee has remained unchanged since 2006. Future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Effective January 1, 2006, CMS established a new billing code and payment methodology for compounded budesonide, which includes compounded budesonide formulations that we provided to Medicare beneficiaries based on a physician’s prescription. Medicare reimbursement rates for compounded budesonide, which began on January 1, 2006, are based on pharmacy invoices submitted for individual claims. This payment amount reflects a reimbursement rate based on the acquisition of raw materials and is far below the prior years’ payment amounts. For the year ended December 31, 2006, the new reimbursement rates for compounded budesonide resulted in a reduction in our recorded revenues of approximately $30.4 million.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for other compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. In March 2007, as discussed further below, final Medicare coverage policies were issued, announcing discontinuation of coverage for compounded inhalation drugs, effective for claims with dates of service on or after July 1, 2007. Our compounding activities with respect to other inhalation drugs were not material and as of April 1, 2007, we discontinued all compounding operations.

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Under CMS’s revised policy, the pre-July 1, 2007 HCPCS codes for these products are no longer permitted to be used for Medicare claims. Instead, two new HCPCS codes were established; new code Q4093 is to be used for claims for the concentrated formulation of both albuterol and levalbuterol, and new code Q4094 is to be used for claims for the single dose form of both albuterol and levalbuterol. In addition, effective January 1, 2008, the HCPCS codes Q4093 and Q4094 were discontinued. Q4093 has been replaced by J7602; Q4094 has been replaced by J7603. CMS has set payment levels for the new HCPCS codes based on the weighted average of the average sales prices, or ASPs, for each product assigned to the respective codes. The 2007 payment rates for concentrated albuterol and concentrated levalbuterol were as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2007 – 3/31/2007	$0.071	$0.989	$0.163	$3.478
4/1/2007 – 6/30/2007	$0.071	$0.922	$0.203	$3.838
7/1/2007 – 9/30/2007	$0.127	$0.127	$1.313	$1.313
10/1/2007 – 12/31/2007	$0.131	$0.131	$1.048	$1.048

The payment rates for the first quarter of 2008 for concentrated albuterol and concentrated levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 – 3/31/2008	$0.153	$0.153	$1.105	$1.105

On December 29, 2007, the President of the United States signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (“SCHIP Extension Act”). The SCHIP Extension Act suspended a 10.1% reduction in Medicare physician payments that was scheduled for 2008 and gave physicians a 0.5% increase through June 30, 2008. The proposed 10.1% reduction in Medicare physician payments was driven by the statutory sustainable growth rate (SGR) formula, which is intended to control the growth in aggregate Medicare expenditures for physician services. Congress previously passed similar legislation to avert a reduction in Medicare physician payments in 2007. It is anticipated that Congress will revisit the issue of physician payment rates and other Medicare program issues in 2008 and consider whether to extend SGR relief beyond June 30, 2008. It is possible that reimbursement changes for oxygen equipment could be considered at that time. Although the SCHIP Extension Act did not contain any provisions affecting Medicare reimbursement for oxygen equipment, it does require CMS to adjust the ASP calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average selling price. When implemented on April 1, 2008, the new calculation methodology is expected to result in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. CMS is expected to announce in March 2008 the payment rates to be in effect for the second quarter of 2008. We can not determine the impact of such payment reductions on our business until CMS publishes the new quarterly reimbursement amounts for each specific inhalation drug that we provide, however, a reduction in the reimbursement rate for single dose albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. In addition, President George W. Bush’s proposed 2008 budget continues to include a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months.

In addition to the abovementioned changes for inhalation drugs, in March 2006, Medicare contractors issued a draft local coverage determination (LCD) for nebulizers and inhalation drugs dispensed through nebulizers that are covered by Medicare Part B, which proposes to change significantly the payment rates and coverage criteria for several inhalation drugs that we dispense to beneficiaries, in part using the LCA mechanism discussed above. Specifically, the draft LCD proposed to reduce the payment amount for two FDA-approved drugs. The formulation of levalbuterol (commercially available under the name “Xopenex®”) would be reduced to the maximum allowable payment for generic albuterol, and the payment amount for the commercially available combination of albuterol and ipratropium (commercially available under the name “DuoNeb®”) to the maximum allowable payment for separate unit dose vials of albuterol and ipratropium. In March 2007, the final LCD was issued, removing coverage for compounded nebulizer formulations. The LCD did not change existing coverage for Xopenex® or DuoNeb®. Instead, the Medicare contractors deferred rendering a final decision on these two drugs until CMS completed its pending national coverage analysis. CMS initiated the national coverage analysis in December 2006 to evaluate Medicare coverage at the national level for beta adrenergic agonist therapy drugs used for lung diseases. As part of the national coverage analysis process, on June 20, 2007, CMS released a proposed decision memorandum which concluded that CMS has insufficient information based on published medical evidence to define specific patient populations who would benefit from a particular treatment with particular medications. As a result, CMS announced in its proposed decision memorandum that it would not issue a national coverage decision and instead would leave to CMS contractors to render local decisions regarding coverage for nebulized beta adrenergic agonist therapy for lung diseases either through an LCD or through claim reviews on a case-by-case basis. This means, for example, if CMS does not otherwise issue a national coverage decision, its Medicare contractors could require the pricing of DuoNeb® to be set based on an LCA analysis at the maximum allowable payments for separate unit dose vials of its component drugs, albuterol and ipratropium, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. However, at this time, we cannot predict the full impact of such an LCA analysis or CMS’s proposed decision memorandum on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, a 1% decline in the overall collection rate would reduce operating income, operating cash flows and associated net accounts receivable by $6.0 million (based upon $600.0 million in annual gross patient service revenue). Additionally, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

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

On January 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This adoption did not have a material impact on our financial position.

Contingencies

Our business is subject to extensive laws and government regulations, including those related to the Medicare and Medicaid programs. Non-compliance with such laws and regulations could subject us to severe sanctions, including penalties and fines.

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

Results of Operations

The following tables show our results of operations for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Statements of Operations Data:
Net revenues	$559,354	$498,751	$533,182
Costs and expenses:
Cost of net revenues:
Product and supply costs	141,260	103,302	95,182
Patient service equipment depreciation	48,225	45,155	47,409
Operating expenses	24,195	24,056	23,595

Total cost of net revenues	213,680	172,513	166,186
Provision for doubtful accounts	18,458	14,340	17,858
Selling, general and administrative	301,573	301,427	290,215
Depreciation and amortization	14,589	17,162	18,123
Goodwill impairment	—	529,000	—
Legal settlement	3,450	—	—

Total costs and expenses	551,750	1,034,442	492,382

Operating income (loss)	7,604	(535,691)	40,800
Interest expense, net	46,606	36,225	31,503
Other (income) expense, net	(350)	(187)	138
Loss on extinguishment of debt	12,171	1,178	—

Total other expenses	58,427	37,216	31,641

(Loss) earnings before income taxes	(50,823)	(572,907)	9,159
Federal and state income (benefit) taxes	(4,749)	(38,808)	3,613

Net (loss) earnings	$(46,074)	$(534,099)	$5,546

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,			Percent Increase (Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	12.2%	-6.5%
Costs and expenses:
Cost of net revenues:
Product and supply costs	25.3%	20.7%	17.9%	36.7%	8.5%
Patient service equipment depreciation	8.6%	9.1%	8.9%	6.8%	-4.8%
Operating expenses	4.3%	4.8%	4.4%	0.6%	2.0%

Total cost of net revenues	38.2%	34.6%	31.2%	23.9%	3.8%
Provision for doubtful accounts	3.3%	2.9%	3.3%	28.7%	-19.7%
Selling, general and administrative	53.9%	60.4%	54.4%	0.1%	3.9%
Depreciation and amortization	2.6%	3.4%	3.4%	-15.0%	-5.3%
Goodwill impairment	—%	106.1%	—%	-100.0%	—%
Legal settlement	0.6%	—	—	100.0%	—

Total costs and expenses	98.6%	207.4%	92.3%	-46.7%	110.1%

Operating income (loss)	1.4%	-107.4%	7.7%	-101.4%	-1413.0%
Interest expense, net	8.3%	7.3%	5.9%	28.7%	15.0%
Other (income) expense, net	-0.1%	—%	—%	87.2%	-235.5%
Loss on extinguishment of debt	2.2%	0.2%	—%	933.2%	—%

Total other expenses	10.4%	7.5%	5.9%	57.0%	17.6%

(Loss) earnings before income taxes	-9.0%	-114.9%	1.8%	-91.1%	-6355.1%
Federal and state income (benefit) taxes	-0.8%	-7.8%	0.7%	-87.8%	-1174.1%

Net (loss) earnings	-8.2%	-107.1%	1.1%	-91.4%	-9730.3%

Year ended December 31, 2007 as compared to year ended December 31, 2006

Total net revenues for the year ended December 31, 2007 were $559.4 million as compared to $498.8 million for the comparable period in 2006, an increase of $60.6 million, or 12.2%. The increase for the year ended December 31, 2007 was primarily attributable to: (i) 25% growth in our CPAP product line; (ii) 3% growth in our net oxygen patient census; and (iii) increased revenue from the transition of patients formerly receiving compounded budesonide to commercially available alternative products.

Cost of net revenues for the year ended December 31, 2007 increased $41.2 million, or 23.9%, to $213.7 million, from the comparable period in 2006. The net increase was primarily attributable to increased product and supply costs from the transition of patients formerly receiving compounded budesonide to more expensive commercially available alternative products. Cost of net revenues as a percentage of net revenue was 38.2% for the year ended December 31, 2007 as compared to 34.6% for the comparable period in 2006.

The provision for doubtful accounts for the year ended December 31, 2007 increased by $4.1 million, or 28.7%, to $18.5 million, from the comparable period in 2006. The provision for doubtful accounts expense as a percentage of net revenues increased to 3.3% for the year ended December 31, 2007 as compared to 2.9% for 2006. This 0.4% increase was mainly attributable to decreased rates of collection on Medicare Part B deductibles as compared to 2006.

Selling, general and administrative expenses for the year ended December 31, 2007 totaled $301.6 million, an increase of $0.1 million or 0.1% from the comparable period in 2006. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.9% for the year ended December 31, 2007 from 60.4% for the year ended December 31, 2006. This decrease as a percentage of net revenues is attributable to stringent cost control (keeping selling, general and administrative expenses flat year-over-year) and increased net revenues as described above.

Depreciation and amortization for the year ended December 31, 2007 totaled $14.6 million, a decrease of $2.6 million from the comparable period in 2006. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during 2007.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million during the year ended December 31, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to our former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures. We did not record any such impairment charges during the year ended December 31, 2007.

In November 2007, we reached an agreement on the material financial terms to settle a qui tam complaint brought by one of our former employees. The parties are currently in the process of documenting this settlement. Accordingly, we deemed a settlement to be probable and we have recorded the estimated $3.5 million settlement amount for the year ended December 31, 2007. In addition, it appears likely that we will enter into a new corporate integrity agreement with a three year term.

Net interest expense for the year ended December 31, 2007 increased $10.4 million from the comparable period in 2006. The increase is primarily attributable to higher outstanding long-term debt following our March 2007 refinancing, as well as a 221 basis point increase in the applicable LIBOR rate under our new credit agreement.

As a result of our debt refinancing in March 2007, we incurred at $12.2 million loss on extinguishment of debt. We recorded a $1.2 million loss on extinguishment of debt during the year ended December 31, 2006.

We recorded a $4.7 million benefit for federal and state income taxes for the year ended December 31, 2007 for current period losses that offset deferred tax liabilities previously recorded. We have recorded a full valuation allowance on our remaining net deferred tax assets, as it appears more likely than not that such assets will not be realized through offset of future taxable income.

Net loss for the year ended December 31, 2007 was $46.1 million compared to a net loss of $534.1 million for the year ended December 31, 2006. As described above, $529.0 million of the prior year net loss was attributable to non-cash goodwill impairment charges and $26.1 million of the 2007 net loss was attributable to the loss on extinguishment of debt, qui tam settlement and increased current year interest expense.

Year ended December 31, 2006 as compared to year ended December 31, 2005

Total net revenues for the year ended December 31, 2006 were $498.8 million as compared to $533.2 million for the comparable period in 2005, a decrease of $34.4 million or 6.5%. The net decrease for the year ended December 31, 2006 was primarily attributable to: (i) reduced Medicare reimbursement rates for compounded budesonide which reduced net revenues by approximately $30.4 million, (ii) additional provisions for accounts receivable contractual allowances recorded as a result of a deterioration in the aging of accounts receivable as described below—including $17.5 million recorded during the quarter ended June 30, 2006 and $4.0 million recorded during the quarter ended December 31, 2006 as the result of an increased monthly provision rate for accounts receivable contractual allowances; (iii) reduction in the 2006 dispensing fee for nebulizer medications which reduced net revenues by approximately $9.8 million; and (iv) volume reductions under our contract with Gentiva Health Services (“Gentiva”) which reduced net revenue by approximately $19.3 million as a result of an amendment to their contract with CIGNA Healthcare (“CIGNA”), whereby Gentiva would no longer coordinate specific respiratory therapy and DME services on behalf of CIGNA effective January 31, 2006. These decreases were partially offset by an increase of $13.5 million in net revenue for the year ended December 31, 2006 from locations acquired during 2005 and 2006 and $33.6 million in net revenue for the year ended December 31, 2006 from a 6.6% increase in oxygen and drug patient counts (excluding acquisitions) and a 9.2% increase in other DME respiratory product counts (excluding acquisitions).

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

Liquidity and Capital Resources

Net cash provided by operating activities was $47.7 million and $15.5 million for the years ended December 31, 2007 and 2006, respectively. Cash flows, cash on hand, and the ability to draw on our former and current senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the years ended December 31, 2007 and 2006.

Accounts receivable before allowance for doubtful accounts decreased from $91.2 million at December 31, 2006 to $84.6 million at December 31, 2007. Days sales outstanding (DSO) (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 50.0 days at December 31, 2007 compared to 55.7 days at December 31, 2006. We believe that this reduction in DSO during 2007 is the result of the reorganization of our billing center employees into cross-functional teams, increased billing center staffing levels, and reduced reliance on temporary labor which has resulted in operating efficiencies.

The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of December 31, 2007 and 2006:

December 31, 2007

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	35.2%	27.6%	2.8%	65.6%
Aged 91-180 days	5.6%	7.4%	2.4%	15.4%
Aged 181-360 days	5.4%	6.8%	2.6%	14.8%
Aged over 360 days	2.1%	1.7%	0.4%	4.2%

Total	48.3%	43.5%	8.2%	100.0%

December 31, 2006

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	14.9%	1.8%	57.8%
Aged 91-180 days	7.5%	8.5%	2.0%	18.0%
Aged 181-360 days	7.4%	7.6%	2.8%	17.8%
Aged over 360 days	2.2%	3.2%	1.0%	6.4%

Total	58.2%	34.2%	7.6%	100.0%

Included in accounts receivable are earned but unbilled receivables of $25.1 million and $26.8 million at December 31, 2007 and 2006, respectively. These amounts include $4.5 million at December 31, 2007 and $5.1 million at December 31, 2006 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, for the year ended December 31, 2007, we had $3.5 million of changes in estimates (increasing contractual adjustments and the provision for doubtful accounts) related to the prior period recorded during the current period.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. We manage billing and collection of accounts receivable through our own billing and collection centers. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. In addition, we periodically experience inconsistent payment patterns from CMS and its contractors and other third-party payors. As such, we may not be able to maintain our current levels of collectibility. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Risk Factors” above.

Net cash used in investing activities was $65.7 million and $61.7 million for the years ended December 31, 2007 and December 31, 2006, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. The increase in net cash used in investing activities during 2007 is primarily attributable to a $13.3 million use of cash to collateralize letters of credit, offset by a decrease in capital expenditures from $59.9 million in 2006 (12.0% of our net revenues) to $52.3 million in 2007 (9.4% of our net revenues).

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. As of December 31, 2007, we had the following credit facilities and outstanding debt:

•

$180.0 million senior secured term loan with a maturity date of September 26, 2011, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility, pay associated transaction costs, cash collateralize our existing letters of credit and to fund future working capital requirements. The term loan bears interest at the Eurodollar rate plus 6.0% (10.8% as of December 31, 2007). As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the year ended December 31, 2007, a total of $12.4 million in interest has been added to the principal amount on the applicable interest payment dates (representing all interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $192.4 million as of December 31, 2007. Accrued interest on the Senior Facility totaled $3.6 at December 31, 2007.

•

$300.0 million aggregate principal amount of 9.5% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9.5% is payable semi-annually in arrears on April 1 and October 1 of each year. As of December 31, 2007, we had a balance of $287.0 million outstanding. Accrued interest on the senior subordinated notes totaled $6.8 at December 31, 2007.

As of December 31, 2006, we had a balance of $95.0 million outstanding under our former term loan and $0.3 million of accrued interest. We had no amounts outstanding under our former revolving credit facility; however, we had $14.1 million committed under standby letters of credit.

During the year ended December 31, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and former revolving credit facilities during the year ended December 31, 2007 and 2006 was $2.6 million and $4.0 million, respectively. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

On March 30, 2007, we entered into a new credit agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement. Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We used the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Eurodollar Rate plus 6% (10.8% as of December 31, 2007), or, at our option, an alternative base rate plus 5%. The base rate is a floating rate equal to the higher of (i) the rate of interest per annum determined from time to time by Credit Suisse as its prime rate in effect at its principle office in New York City, and (ii) the Federal Funds Effective Rate plus 50 basis points per annum. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

The Credit Agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). At December 31, 2007, we were in compliance with the covenants under the Credit Agreement.

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

We have outstanding letters of credit totaling $12.2 million as of December 31, 2007, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13.3 million of restricted cash on our consolidated balance sheet as of December 31, 2007.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2008. In addition, we continue to monitor and evaluate our current and projected financial performance to assess whether the cash generated from our operations in future years will continue to meet our working capital, capital expenditure and other cash needs going forward. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs through 2008. However, we do not believe, based on current conditions, that the cash generated from our operations and cash balances will be sufficient to retire our outstanding debt obligations when they become due beginning in September 2011, and accordingly, we will likely have to refinance our outstanding debt on or before maturity, or pursue other strategic alternatives as discussed above under the heading “Executive Summary.”

Selected Quarterly Financial Data (unaudited)

The following tables present our unaudited quarterly results of operations for 2007 and 2006. The following tables should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements contained in this report and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. No conclusions should be drawn about our future results from the results of operations for any quarter.

The following is a summary of quarterly financial results for the years ended December 31, 2007 and December 31, 2006:

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share data)
Summary Statement of Operations Information:
Net revenues	$135,368	$144,323	$140,933	$138,730	$132,474	$111,846	$127,218	$127,213
Cost of net revenues	53,307	56,490	52,140	51,744	43,551	40,359	41,484	47,119
Net loss	(21,869)	(6,691)	(3,175)	(14,789)	(3,021)	(430,861)	(84,008)	(16,659)
Net loss per common share—basic	(0.86)	(0.26)	(0.12)	(0.58)	(0.12)	(16.95)	(3.30)	(0.65)
Net earnings loss per common share—diluted	(0.86)	(0.26)	(0.12)	(0.58)	(0.12)	(16.95)	(3.30)	(0.65)
Market prices:
High	3.73	1.85	1.44	1.22	17.49	14.92	3.81	2.94
Low	1.30	1.05	0.80	0.37	14.26	3.58	0.90	0.74

Contractual Obligations

As of December 31, 2007, our future contractual cash obligations are as follows:

Contractual Obligations(1)(5)	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations related to our senior secured notes and senior secured term loan(2)	$703,334	$27,265	$54,530	$621,539	$—
Operating lease obligations(3)	66,888	24,104	32,971	9,395	418
Other liabilities reflected on our balance sheet under GAAP(4)	4,242	2,621	1,621	—	—

Total	$774,464	$53,990	$89,122	$630,934	$418

(1)	We do not have any purchase obligations other than standard purchase orders in the ordinary course of business.
(2)

Our debt is comprised of our $287 million of 9 1/2% senior secured notes due 2012, our senior secured term loan and related interest charges. See Note 10 to the consolidated financial statements included in this report for a discussion of our long-term debt.

(3)	Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See Note 11 to the consolidated financial statements included in this report for further discussion of our lease commitments.
(4)	Our other liabilities reflected on our balance sheet primarily relate to the priority tax claim and the required future payments for capital lease obligations.
(5)	We are unable to estimate the timing of payments that might be due related to our $1,359 liability recorded in accordance with the provision of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”). See Note 13 to the consolidated financial statements included in this report for further discussion of our tax liabilities.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48. However, certain amounts have been reclassified in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48.

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

We are exposed to changes in interest rates as a result of our senior secured term loan (the “Senior Facility”). Variable interest rates may rise, which could increase the amount of interest expense. For the year ended December 31, 2007, we incurred $12.4 million of interest expense on our Senior Facility. Assuming a hypothetical increase of one hundred basis points for the variable interest rate applicable to the Senior Facility (of which $192.4 million was outstanding as of December 31, 2007), we would incur approximately $1.9 million in additional interest expense for the period of January 1, 2008 through December 31, 2008.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in their report which appears below. Deloitte & Touche LLP has also audited the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the internal control over financial reporting of Rotech Healthcare Inc. and its subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 7, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 7, 2008

Changes in Internal Control over Financial Reporting

Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements. During the fourth quarter of fiscal year 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Amendments to Articles of Incorporation or Bylaws.

On March 6, 2008, the Company’s Board of Directors adopted amendments to the Company’s bylaws that became effective upon adoption. The full text of the Company’s bylaws, as amended, is set forth in Exhibit          to this 10-K and is incorporated into this Item 9B by reference. The following summarizes these amendments.

Voting Requirements for Election of Directors

•

Previously, the bylaws provided that a plurality vote was sufficient to elect directors. As amended, Section 2.08 of the bylaws provides that, except in an election in which the number of nominees for director exceeds the number of directors to be elected, each director must be elected by a majority of the votes cast in person or by proxy at any meeting that includes the election of directors and at which a quorum is present.

•

For purposes of the election of directors, a majority of the votes cast means the affirmative vote of a majority of the total votes cast “for” and “against” such nominee. Votes cast do not include “abstentions” and any “broker non-votes.”

•	In an election in which the number of nominees for director exceeds the number of directors to be elected, directors will continue to be elected by a plurality of the votes cast.

Director Resignations

•

If an incumbent director fails to receive the requisite vote in an election, the bylaws require (1) the director to offer to resign from the Board, (2) the Nominating and Corporate Governance Committee of the Board to make a recommendation to the Board as to whether the Board should accept the resignation and (3) the Board to consider the recommendation of the Committee and to publicly disclose its decision regarding the resignation, and the reasons for its decision within 90 days after the date on which the results of the election were certified.

•

The Committee, in making its recommendation, and the Board, in making its decision, may each consider any factors or other information that it considers to be relevant. The director whose resignation is being considered may not participate in the recommendation of the Committee or the decision of the Board, except in the event that no nominee for director receives the vote required in the bylaws for election.

•

If an incumbent director’s resignation is not accepted by the Board, the director will continue to serve until the next annual meeting of the stockholders and until his or her successor is duly elected and qualifies, or his or her earlier death, resignation, retirement or removal.

•

If a director’s resignation is accepted by the Board, or if a non-incumbent nominee for director is not elected, the Board may fill any resulting vacancy in accordance with the Certificate of Incorporation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy relating to the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2007, 2006 and 2005	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 .	70

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

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

Dated: March 7, 2008	ROTECH HEALTHCARE INC.

	By:	/s/ PHILIP L. CARTER
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

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ STEVEN P. ALSENE Steven P. Alsene	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	March 7, 2008

/s/ JAMES H. BLOEM James H. Bloem	Director	March 7, 2008

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 7, 2008

/s/ ARTHUR SIEGEL Arthur Siegel	Director	March 7, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Balance at Beginning of Period	Additions		Deductions(1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2007	$21,289	$69,415	$—	$(64,624)	$26,080
Year ended December 31, 2006	23,085	70,355	906	(73,057)	21,289
Year ended December 31, 2005	27,574	44,687	—	(49,176)	23,085

Allowance for Doubtful Accounts:
Year ended December 31, 2007	12,463	18,544	—	(23,530)	7,477
Year ended December 31, 2006	14,766	14,340	1,814	(18,457)	12,463
Year ended December 31, 2005	9,191	17,858	—	(12,283)	14,766

(1)	To record write-offs.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 7, 2008

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$55,008	$10,265
Accounts receivable, net	77,081	78,692
Other accounts receivable	3,398	1,114
Income taxes receivable	1,926	—
Inventories	11,509	9,486
Prepaid expenses	4,300	4,624
Deferred tax assets, net	124	—

Total current assets	153,346	104,181
Property and equipment, net	140,356	148,153
Intangible assets (less accumulated amortization of $7,828 in 2007 and $6,121 in 2006)	18,316	19,904
Other goodwill	43,876	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	163,154	163,154
Deferred tax assets, net	—	4,803
Restricted cash	13,330	—
Other assets	14,395	13,062

	$546,773	$497,133

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$28,183	$22,124
Accrued expenses and other current liabilities	17,996	19,213
Accrued interest	10,479	7,194
Deferred revenue	10,696	10,330
Deferred tax liabilities, net	—	8,172
Income taxes payable	—	1,225
Current portion of long-term debt	1,287	4,053

Total current liabilities	68,641	72,311
Priority tax claim	1,216	2,313
Deferred tax liabilities, net	1,483	—
Other long-term liabilities	883	636
Long-term debt, less current portion	479,724	380,813
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 245,049 and 246,508 shares issued and outstanding at December 31, 2007 and 2006, respectively	5,343	5,343
Stockholders’ (deficit) equity:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,505,270 and 25,481,270 shares issued and outstanding at December 31, 2007 and 2006, respectively	3	3
Additional paid-in capital	505,600	505,310
Accumulated deficit	(516,120)	(469,596)

Total stockholders’ (deficit) equity	(10,517)	35,717

	$546,773	$497,133

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)

	2007	2006	2005
Net revenues	$559,354	$498,751	$533,182
Costs and expenses:
Cost of net revenues:
Product and supply costs	141,260	103,302	95,182
Patient service equipment depreciation	48,225	45,155	47,409
Operating expenses	24,195	24,056	23,595

Total cost of net revenues	213,680	172,513	166,186
Provision for doubtful accounts	18,458	14,340	17,858
Selling, general and administrative	301,573	301,427	290,215
Depreciation and amortization	14,589	17,162	18,123
Goodwill impairment	—	529,000	—
Legal settlement	3,450	—	—

Total costs and expenses	551,750	1,034,442	492,382

Operating income (loss)	7,604	(535,691)	40,800

Other (income) expenses:
Interest expense, net	46,606	36,225	31,503
Other (income) expense, net	(350)	(187)	138
Loss on extinguishment of debt	12,171	1,178	—

Total other expenses	58,427	37,216	31,641

(Loss) earnings before income taxes	(50,823)	(572,907)	9,159
Federal and state income tax (benefit) expense	(4,749)	(38,808)	3,613

Net (loss) earnings	(46,074)	(534,099)	5,546
Accrued dividends on redeemable preferred stock	450	450	450

Net (loss) earnings available for common stockholders	$(46,524)	$(534,549)	$5,096

Net (loss) earnings per common share:
Basic	$(1.82)	$(20.99)	$0.20

Diluted	$(1.82)	$(20.99)	$0.20

Weighted average shares outstanding:
Basic	25,500,996	25,461,434	25,379,173

Diluted	25,500,996	25,461,434	25,817,774

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholder’s (Deficit) Equity
Balance at December 31, 2004	25,323,745	$3	$502,037	$59,857	$561,897
Net earnings for the year ended December 31, 2005	—	—	—	5,546	5,546
Tax benefit from exercise of stock options	—	—	242	—	242
Proceeds from exercise of stock options	93,525	—	1,535	—	1,535
Non-cash stock compensation	—	—	745	—	745
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2005	25,417,270	3	504,559	64,953	569,515

Net loss for the year ended December 31, 2006	—	—	—	(534,099)	(534,099)
Tax benefit from prior year exercise of stock options	—	—	85	—	85
Restricted stock awards released	64,000	—	—	—	—
Non-cash stock compensation	—	—	666	—	666
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2006	25,481,270	3	505,310	(469,596)	35,717

Net loss for the year ended December 31, 2007	—	—	—	(46,074)	(46,074)
Restricted stock awards released	24,000	—	—	—	—
Non-cash stock compensation	—	—	272	—	272
Proceeds from short swing profits	—	—	18	—	18
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2007	25,505,270	$3	$505,600	$(516,120)	$(10,517)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Net (loss) earnings	$(46,074)	$(534,099)	$5,546
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for doubtful accounts	18,458	14,340	17,858
Depreciation and amortization	65,641	64,559	66,915
Loss on extinguishment of debt	12,171	1,178	—
Payment-in-kind interest added to long-term borrowings	12,402	—	—
Goodwill impairment	—	529,000	—
Deferred income taxes	(2,012)	(38,922)	5,118
Other	368	1,013	(1,690)
Changes in operating assets and liabilities:
Accounts receivable	(16,847)	(17,557)	(32,839)
Other accounts receivable	(2,284)	(141)	199
Inventories	(2,023)	(280)	(266)
Prepaid expenses	324	(67)	237
Income tax receivable	(1,926)	—	—
Other assets	50	(652)	(130)
Accounts payable and accrued expenses	6,768	(3,484)	5,074
Accrued interest	3,285	(52)	(49)
Income taxes payable	(1,225)	(421)	(1,148)
Deferred revenue	366	1,072	(4,717)
Other long-term liabilities	248	62	573

Net cash provided by operating activities	47,690	15,549	60,681

Cash flows from investing activities:
Purchases of property and equipment	(52,336)	(59,878)	(78,768)
Changes in restricted cash	(13,330)	—	—
Business acquisitions	—	(1,816)	(30,777)

Net cash used in investing activities	(65,666)	(61,694)	(109,545)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,000	59,300	—
Payments on short-term borrowings	(8,500)	(63,237)	—
Payments of long-term borrowings	(238)	(456)	(657)
Retirement of long-term borrowings	(94,525)	(42,013)	—
Proceeds from long-term borrowings	180,000	95,000	—
Debt issuance costs	(8,013)	(5,158)	—
Prepayment premium on long-term borrowing	(8,367)	—	—
Payments of liabilities subject to compromise/priority tax claim	(1,036)	(966)	(1,265)
Proceeds from short swing profits	18	—	—
Payments on capital leases	(3,170)	(282)	—
Net proceeds from stock option exercises	—	—	1,535
Payments of dividends on redeemable preferred stock	(450)	—	(1,350)

Net cash provided by (used in) financing activities	62,719	42,188	(1,737)

Increase (decrease) in cash and cash equivalents	44,743	(3,957)	(50,601)
Cash and cash equivalents, beginning of year	10,265	14,222	64,823

Cash and cash equivalents, end of year	$55,008	$10,265	$14,222

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$1,617	$3,103	$—
Property and equipment unpaid and included in accounts payable	$2,961	$3,447	$5,638
Payment-in-kind interest added to long-term borrowings	$12,402	$—	$—
Supplemental disclosures of cash flow information:
Interest paid	$30,039	$34,959	$31,359
Income taxes paid (refunded)	$258	$406	$(103)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2007 2006 and 2005

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

(2) Liquidity

We are highly leveraged. As of December 31, 2007, we had $481,011of long-term debt outstanding. Although we are highly leveraged, our current cash projections indicate that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs through 2008. Management believes they have the ability to manage our cash flows in order to be able to meet our obligations as they become due during 2008.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of December 31, 2007 and based upon our 2008 budget, management believes that we will meet these covenant requirements for 2008 (see Note 10, Long-Term Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

For years ended December 31, 2007 2006 and 2005

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

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising expenses were $409, $414 and $335, respectively.

Rebates, Early Pay Discounts Earned, and Co-Sale and Marketing Agreements

We account for rebates, early pay discounts earned, and co-sale and marketing agreements, in accordance with FASB Emerging Issues Task Force Issue No. 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). Rebates and early pay discounts for products sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by us toward earning the rebate or refund provided the amounts are probable and reasonably estimable. Consideration earned related to co-sale and marketing agreements is recorded when the specific contractual obligation is completed. The co-sale and marketing agreement payments are characterized as a reduction of the selling, general, and administrative expenses. We record all rebates based upon volume discounts as a reduction of the

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

prices for those vendor’s products, and characterizes the rebate as a reduction of cost of net revenues in the statement of operations. If the consideration is not probable and reasonably estimable, it is recognized as the milestones are achieved.

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

Net operating loss (NOL) carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited by the occurrence of certain events, including significant changes in ownership interests. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryfowards attributable to periods before the change. We regularly monitor changes in ownership and any implications thereof under Section 382 of the Internal Revenue Code.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (Statement 123R). Under the provisions of Statement 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for our stock-based compensation under FASB Statements No. 123 and 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, which prescribed the intrinsic value method of accounting for its stock-based awards issued to employees and directors. We followed the “modified prospective” method of adoption of Statement

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

123R whereby earnings for prior periods have not been restated as though stock based compensation had been expensed. See Note 12 for the impact of adoption of this accounting principle on our prior years. In accordance with FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3), we utilize the alternative transition method to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital (APIC) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon adoption of Statement 123R. Based on our historical losses, we did not have cumulative excess tax benefits from share-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., the amount of the tax deductible share-based compensation is less than the related share-based compensation cost).

Fair Value of Financial Instruments

We believe the carrying amounts of cash, patient accounts receivable-net, other accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The fair value of our variable rate senior secured term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2007 and 2006 was $225,116 and $277,314, respectively.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. See Note 13 for additional information regarding FIN 48.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

(4) Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2007	2006
Patient accounts receivable	$84,558	$91,155
Less allowance for doubtful accounts	7,477	12,463

	$77,081	$78,692

Included in patient accounts receivable at December 31, 2007 and 2006 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 65.9% and 58.2% of total outstanding receivables, respectively.

Included in patient accounts receivable are earned but unbilled receivables of $25,114 and $26,848 at December 31, 2007 and 2006, respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5) Business Acquisitions

We made no business acquisitions during 2007.

During 2006, our business acquisition activities resulted in a total aggregate cost of $2,644 of which $1,816 was paid in cash. Additionally, we recorded a $300 deferred acquisition obligation, which is included in our accompanying consolidated balance sheet within accrued expenses and other current liabilities as of December 31, 2006. Payments in the aggregate amount of $4,237 were made on the deferred acquisitions obligations during 2006 and the remaining balance of $1,500 was paid during 2007.

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

Our acquisitions are accounted for using the purchase method of accounting. The results of the operations of these acquisitions are included in the condensed consolidated financial statements from the purchase date. We allocated the purchase price related to our business acquisitions during the year ended December 31, 2006 to the following assets:

2006
Property and equipment	$339
Intangible assets	699
Goodwill	1,606

Total assets acquired	$2,644

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

The following unaudited pro forma supplemental information on the results of operations for the year ended December 31, 2005 includes the 2005 acquisitions as if they had been combined at the beginning of 2005:

2005
Net revenues	$551,101

Net earnings	$5,488

Basic-net earnings per common share	$0.22

Diluted-net earnings per common share	$0.21

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2005 or of future results of operations of the combined companies.

Pro forma results of operations reflecting the 2006 acquisition activity as if it had occurred at the beginning of each of the respective periods have not been presented since the amounts are immaterial to us.

(6) Property and Equipment

Property and equipment consist of the following at December 31:

	2007	2006
Patient service equipment	$386,797	$351,253
Furniture, office equipment, computers and software	49,454	82,538
Vehicles	1,362	3,883
Leasehold improvements	7,411	12,890

	445,024	450,564
Less accumulated depreciation	304,668	302,411

	$140,356	$148,153

Depreciation expense was $61,106, $60,928 and $64,195 for the years ended December 31, 2007, 2006, and 2005, respectively.

(7) Goodwill and Intangible Assets

We performed our annual impairment assessment during the fourth quarter 2007. Based upon this analysis we determined that no additional impairment charge was necessary as of December 31, 2007.

Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide and the resulting decline in market capitalization, we recorded a non-cash impairment charge of $529,000 during 2006. The impairment charge was determined in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), which provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

loss, if any. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2008—$1,327; 2009—$1,325; 2010—$1,252; 2011—$1,181; 2012—$1,173. Accumulated amortization was $7,828 and $6,121 at December 31, 2007 and 2006, respectively. The weighted-average useful life of other intangible assets was 18.3 years and 17.8 years as of December 31, 2007 and 2006, respectively.

Provided below is an accounting of intangible assets, other goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2005 through December 31, 2007:

	Intangible assets subject to amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets—goodwill
Balance at January 1, 2005	$16,610	$11,256	$692,154
Acquisitions during the year ended December 31, 2005	5,235	30,788	—
Other intangibles	75	—	—
Amortization expense for year ended December 31, 2005	(1,337)	—	—

Balance at December 31, 2005	20,583	42,044	692,154
Acquisitions during the year ended December 31, 2006	699	1,606	—
Other intangibles	12	226	—
Goodwill impairment	—	—	(529,000)
Amortization expense for year ended December 31, 2006	(1,390)	—	—

Balance at December 31, 2006	19,904	43,876	163,154
Other intangibles	120	—	—
Amortization expense for year ended December 31, 2007	(1,708)	—	—

Balance at December 31, 2007	$18,316	$43,876	$163,154

(8) Other Assets

Other assets consist of the following at December 31:

	2007	2006
Debt issue costs	$11,694	$10,311
Prepaid expenses—long-term	296	226
Deposits	2,405	2,525

	$14,395	$13,062

Amortization of the deferred financing costs was $2,828, $2,241 and $1,384 for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated amortization of the deferred financing costs was $15,637 and $12,809 as of December 31, 2007 and 2006, respectively.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2007	2006
Accrued salaries and wages	$7,177	$7,758
Accounts receivable credit balances	2,882	2,776
Notes payable on acquisitions	—	1,500
Accrued health insurance and other claims	4,589	3,990
Current portion of priority tax claim	1,095	1,034
Dividends payable	450	450
Sales tax payable	1,000	857
Accrued employee/employer 401K contributions	803	848

	$17,996	$19,213

(10) Debt

Our long-term debt consists of the following:

	2007	2006
Capital lease obligations with interest implied at a fixed rate between 7.0% and 8.0%, due in equal monthly installments from June 2010 through November 2010, secured by equipment	$504	$—
Capital lease obligation with interest implied at a fixed rate of 10.83%, due in three installments payable in 2008, secured by equipment	1,105	—
Capital lease obligation with interest implied at a fixed rate of 9.0%, due in two installments payable in 2007, secured by equipment	—	3,103
Former senior secured term loan repaid in full on March 30, 2007	—	94,763
Current secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	192,402	—
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub total	481,011	384,866
Less current portion	1,287	4,053

Total long-term debt	$479,724	$380,813

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to: (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest since inception of the Senior Facility. Accordingly, a total of $12,402 in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $192,402 as of December 31, 2007. As of December 31, 2007, we have $3,629 in accrued interest on the payment-in-kind term loan. We incurred $8,013 of financing costs associated with the closing of the Credit Agreement. Such costs were deferred and are being amortized over the term of the loan under the effective interest method.

As a result of the termination of our former credit agreement dated September 15, 2006, we recorded a $12,171 loss on extinguishment of debt during 2007 (all of which was recorded during the three months ended March 31, 2007) related to unamortized debt issuance costs of $3,804 and prepayment premiums of $8,367 associated with the former credit agreement.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the senior facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments, limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA. We were in compliance with such covenants as of December 31, 2007.

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

We have outstanding letters of credit totaling $12,198 as of December 31, 2007, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13,330 of restricted cash on our accompanying consolidated balance sheet as of December 31, 2007.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

Long-term debt maturities excluding capital lease obligations are as follows: 2008—$0; 2009—$0; 2010—$0; 2011—$192,402; 2012—$287,000; and thereafter—$0.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2008	$1,384
2009	213
2010	115

Total	1,712
Less amount representing interest	(103)

Present value of minimum capital lease payments	$1,609

At December 31, 2007, the equipment under capital leases is included in property and equipment with a carrying amount of $1,617 and $43 of accumulated depreciation.

Interest expense, net was as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Interest expense	$48,836	$36,907	$32,694
Interest income	(2,230)	(682)	(1,191)

Interest expense, net	$46,606	$36,225	$31,503

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

We recognize rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $29,432, $28,093 and $25,289 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2007, the short term portion of the liability of $28 is included in the accompanying consolidated balance sheet within accrued expenses and other current liabilities. The long-term liability portion of $608 is included in the other long-term liabilities.

Future minimum rental commitments under non-cancelable leases, for corporate offices, billing centers, branch locations and vehicle leases, are as follows:

For the years ending December 31:
2008	$24,104
2009	18,918
2010	14,053
2011	6,625
2012	2,770
Thereafter	418

$66,888

(12) Share-Based Compensation and Stockholders’ (Deficit) Equity

We have two share based compensation plans: the Rotech Healthcare Inc. Common Stock Option Plan (the “Option Plan”) and the Rotech Healthcare Inc. Amended and Restated Restricted Stock and Stock Option Plan (the “Restricted Plan”) (collectively referred to as the “Share-Based Compensation Plans”).

The Option Plan, which is shareholder-approved and became effective March 26, 2002, permits the grant of up to 7,025,000 incentive and nonqualified options to purchase shares of common stock to employees, directors, or consultants. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Option Plan).

The Restricted Plan, which is shareholder-approved and became effective as of August 1, 2004, permits the grant of up to 300,000 share options and shares to non-employee directors of the Company. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest based on one year of continuous service and have ten year contractual terms. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Restricted Plan).

Stock Options: At December 31, 2007, options to acquire up to 2,101,978 shares of common stock were available for grant pursuant to the Share-Based Compensation Plans, options exercisable for 2,892,353 shares of common stock were outstanding at prices ranging from $1.08 to $27.55 per share, and 409,272 shares of common stock had been issued upon the exercise of options granted under the Shared-Based Compensation Plans. For the year ended December 31, 2007, we recorded share-based compensation expense of $222, none of which related to awards prior to the adoption of Statement 123R. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2006, we recorded share-based compensation expense of $15. We did not incur any stock option related employee share-based compensation expense for the year ended December 31, 2005.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during each of the respective years ended December 31:

	2007	2006	2005
Expected volatility	88.19%	86.75%	32.52%
Dividend yield	—%	—%	—%
Expected option life (years)	2.89	3.00	6.33
Average risk-free interest rate	4.35%	4.77%	3.93%

The following table summarizes our stock option transactions for the year ended December 31, 2007:

	Number of Shares	Weighted Average Price
Options outstanding at December 31, 2006	3,550,850	$12.47
Granted	1,250,000	$1.10
Exercised	—	$—
Forfeited	(83,100)	$13.52

Options outstanding at December 31, 2007	4,717,750	$9.43

The following table summarizes our stock options outstanding and exercisable by ranges of option price, as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Option Price	Number of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Option Price	Number of Options Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Option Price
$ 1.08 – $ 1.25	1,230,000	9.49	$1.08	227,500	9.49	$1.08
$ 1.26 – $14.54	1,231,875	8.88	$1.27	408,978	8.88	$1.27
$14.55 – $16.99	24,000	5.38	$14.55	24,000	5.38	$14.55
$17.00 – $19.94	1,516,875	5.12	$17.00	1,516,875	5.12	$17.00
$19.95 – $20.00	435,000	4.45	$20.00	435,000	4.45	$20.00
$20.01 – $26.00	240,000	6.12	$23.67	240,000	6.12	$23.67
$26.01 – $27.55	40,000	7.14	$27.41	40,000	7.14	$27.41

Total	4,717,750	7.25	$9.43	2,892,353	6.01	$14.65

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

The weighted average exercise prices and grant date fair values of options with an exercise price that is less than, equal to, or greater than, the market price on the grant date are as follows for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value
Options issued:
Less than market price	$—	$—	$—	$—	$—	$—
Equal to market price	$1.10	$0.62	$1.26	$0.72	$24.09	$8.89
Greater than market price	$—	$—	$—	$—	$—	$—

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

Accordingly, through December 31, 2005, we did not recognize compensation expense for our stock options awarded to employees and directors in the consolidated statements of operations. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, our net earnings available to common stockholders and basic and diluted earnings per share for the year ended December 31, 2005 would have been as follows:

Year ended December 31, 2005
Net earnings:
As reported	$5,546
Less: employee stock compensation, net of tax, that would have been included in the determination of net earnings had the fair value based method been applied to all awards	(4,424)

Pro forma	$1,122

Basic net earnings per common share:
As reported	$0.20
Pro forma	$0.03
Diluted net earnings per common share:
As reported	$0.20
Pro forma	$0.03

Restricted Stock Awards and Units: We did not grant restricted stock awards under the Restricted Plan during the year ended December 31, 2007. Restricted stock awards for an aggregate amount of 24,000 and 40,000 shares of common stock were granted to our non-employee directors under the Restricted Plan during the years ending December 31, 2006 and 2005, respectively. The weighted average per share fair value for the 2006 and 2005 grants was $3.76 and $23.19, respectively. Stock compensation expense recognized by us in the years ended December 31, 2007, 2006 and 2005 under the Restricted Plan was approximately $45, $652 and $745, respectively.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

Stock Option Acceleration: In November 2005, our Board of Directors approved the acceleration of the vesting of all the previously unvested stock options granted under the Option Plan, effective November 22, 2005, representing options exercisable for the total of 1,148,187 shares of our common stock, including a total of 436,309 shares of common stock underlying options held by our executive officers. This acceleration was expected to reduce after-tax stock option expense that we would otherwise have been required to record by approximately $4,424. Of this amount, which represents four years of charges with regard to the affected shares, approximately $934 would have been recorded in our 2006 fiscal year absent the acceleration. The acceleration of the vesting schedule of our options was effected pursuant to Section 5(a)(iv) of the Option Plan. Generally, the unvested stock options that were subject to the acceleration of vesting were originally granted with a four-year vesting period.

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

Earnings Per Common Share: Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 4,302,202, 2,990,777 and 534,357 for the years ended December 31, 2007, 2006 and 2005, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are presented below:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted average basic shares	25,500,996	25,461,434	25,379,173
Effect of dilutive securities:
Stock options	—	—	423,036
Stock awards	—	—	15,565

Weighted average diluted shares	25,500,996	25,461,434	25,817,774

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

(13) Income Taxes

Income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 consists of:

	2007	2006	2005
Current:
Federal	$—	$(80)	$(754)
State	(1,380)	438	856

Total current provision	(1,380)	358	102

Deferred:
Federal	(3,031)	(35,241)	3,158
State	(338)	(3,925)	353

Total deferred provision	(3,369)	(39,166)	3,511

Federal and state income tax (benefit) expense	$(4,749)	$(38,808)	$3,613

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	2007	2006
Current deferred tax (assets) liabilities:
Deferred revenue	$—	$10,444
Other accrued liabilities	(3,169)	(1,683)
Other	(3,213)	(3,875)
Less: valuation allowance	6,258	3,286

Total current deferred tax (assets) liabilities, net	(124)	8,172

Long-term deferred tax (assets) liabilities:
Property and equipment	(507)	(2,064)
Intangible assets	(46,362)	(54,788)
Net operating loss (NOL) carryforward	(30,244)	(23,066)
Other deferred liabilities	459	379
Other deferred assets	(468)	(100)
Less: valuation allowance	77,246	74,836

Total long-term deferred tax (assets) liabilities, net	124	(4,803)

Net deferred tax liabilities	$—	$3,369

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

A reconciliation of the tax provision computed at the statutory federal tax rate on earnings before income taxes to the actual income tax provision is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Tax provision computed at the statutory rate	$(17,788)	$(200,518)	$3,206
State income taxes, net of federal income tax benefit	(1,219)	(18,811)	320
Intangibles amortization and other book expenses not deductible for tax purposes	162	364	236
Increase in deferred tax asset valuation allowance	5,382	78,122	—
Write-off built-in losses under Section 382	—	69,992	—
Write-off NOLs under Section 382	8,714	34,358	—
Other	—	(2,315)	(149)

Total income tax (benefit) expense	$(4,749)	$(38,808)	$3,613

We determined that an ownership change (as defined in Section 382 of the Internal Revenue Code (“Section 382”)) occurred on December 31, 2006. Based upon application of the provisions of Section 382, we originally estimated an annual Net Operating Loss (NOL) carryforward limitation of approximately $2,787 related to any future carryforward use of NOLs generated prior to the change of ownership. Accordingly, we wrote-off deferred tax assets of $34,358 relating to $88,324 of NOLs during the year ended December 31, 2006. The annual NOL carryforward limitation estimate has been lowered to $2,519 and other adjustments were made in Section 382 limitations resulting in an additional Section 382 deferred tax asset write-off of $8,714 as of December 31, 2007. We have available federal NOLs of approximately $104,049 as of December 31, 2007, which will fully expire in 2027. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006.

In addition, we are subject to restrictions of future tax attributes related to assets with built-in tax losses as defined under Section 382. These restrictions resulted in a write-off of $69,992 in deferred tax assets during the year ended December 31, 2006.

We adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions must be continuously monitored for changes in tax law or for tax authorities new interpretation of old law. In the event that a tax position that previously failed to meet the more-likely-than-not recognition subsequently meets the threshold because of a change in facts or law it should be recognized in the next financial reporting period. Likewise previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period. Our adoption of FIN 48 had no material effect on our financial statements and, accordingly, did not result in any cumulative effect adjustment to our accumulated deficit. However, $1,600 of current liabilities was reclassified to non-current “Deferred tax asset, net” in the accompanying consolidated balance sheet in order to comply with the

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

classification requirements of FIN 48. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$1,389
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(21)
Increases in tax positions for current year	10,657
Settlements	—
Lapse in statute of limitations	(493)

Gross unrecognized tax benefits at December 31, 2007	$11,532

If recognized, only $1,150 of the gross unrecognized tax benefits would impact our effective tax rate. The remaining $10,382 of gross unrecognized tax benefits is highly certain; however, there is uncertainty about the timing of their tax recognition. The disallowance of these tax positions would not impact the effective income tax rate nor would it accelerate a material amount of cash payments to the taxing authority because of our large unrecognized NOL positions. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

As of January 1, and December 31, 2007, we accrued interest related to uncertain tax positions in the amount of $211 and $209, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. As of December 31, 2007 no penalties have been accrued.

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

We are currently open to audit for all years ending December 31, 2002 to present because of our large NOL carryforwards. However, we are only open to additional tax assessments under the Internal Revenue Code Statute of Limitations for the years ending December 31, 2004 to present. Our state income tax returns are open to audit under the various statutes of limitations for the years ending December 31, 2002 through 2006.

Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon our results of operations or financial condition.

(14) Insurance Coverage

We have a self-insured plan for health and medical coverage for our employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $250. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets were approximately $3,295 and $2,936 as of December 31, 2007 and 2006, respectively.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

We submitted a formal response to the warning letter on September 8, 2006, explaining that while we disagree with the FDA’s assertions, we have commenced, in collaboration with our patients’ physicians, a process to switch patients currently taking the compounded products identified in the warning letter to drug products that are commercially available, where clinically appropriate. In addition, we are not accepting any new prescriptions for these compounded products. During 2007, we completed the transition of the approximately 15,000 patients previously receiving compounded drug products to commercially available drug products. As a result of our decision to switch these patients to commercially available drug products, we recorded a one-time, non-cash charge of $4,000 during 2006, to write-off our pharmacy compounding equipment, capitalized costs associated with our compounding facility, and substantially all remaining balances for budesonide-related accounts receivable.

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

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. In January, 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to the Company’s provision of certain supplies to the Maine Medicaid program which remain under investigation. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. The Company has not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, the Company received a request for information and documents from the Division of Enforcement of the SEC related to the Company’s restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. The Company is fully cooperating with the SEC and has provided documents in response to such request. The Company has not had any communications with the SEC regarding this matter since September 2005. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We have produced the requested documents and we will continue to cooperate with the investigation.

In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint which remains pending. On March 6, 2006, the

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

parties filed a joint motion to stay all activities in the case in order to engage in further discussions, and additional motions further extending the stay have subsequently been filed. The case is currently stayed until February 29, 2008. In November 2007, we reached an agreement on the material financial terms to settle this qui tam case. The parties are currently in the process of documenting this settlement. Accordingly, we deemed a settlement to be probable and we have recorded the estimated $3,450 settlement amount in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of December 31, 2007 and in legal settlement on the accompanying consolidated statement of operations for the year ended December 31, 2007.

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

Our predecessor, Rotech Medical Corporation, and the Office of Inspector General (OIG) of the DHHS entered into a Corporate Integrity Agreement as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the Corporate Integrity Agreement. Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The term of the Corporate Integrity Agreement expired in February 2007, however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to the OIG’s request. We submitted our final annual report on June 28, 2007. If we were to be found in violation of any terms of the Corporate Integrity Agreement, we may be subject to substantial penalties, including stipulated cash penalties ranging from $1.00 per day to $2.50 per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

(17) Employee Benefit Plans

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. Our contribution expense was approximately $648, $821 and $507 for the years ended December 31, 2007, 2006 and 2005, respectively.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

Employee Profit Sharing Plan

Pursuant to the Plan, we contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred “—see Note 18) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (the “Employees Plan”). Employees of the Company as of the effective date of the Employees Plan (the “Effective Date”), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on January 1 or July 1 following their first day of employment with the Company. Our contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by us to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. During the fourth quarter 2005 a $500 cash contribution was made to the Employees Plan.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2007 and 2006, we repurchased 1,429 and 2,688 shares, respectively. There were no such repurchases during 2005.

(18) Series A Convertible Redeemable Preferred Stock

We issued 250,000 shares of Series A Preferred upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by our employee profit sharing plan (see Note 17) and the total preferred stock authorized by us is 1,000,000 shares. Each share of Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year.

The Series A Preferred has conditional redemption features. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by us on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 245,049 shares of Preferred Stock would be approximately $4,901 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements.

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

For years ended December 31, 2007 2006 and 2005

(In thousands, except share and per share data)

No dividends will be declared or paid upon our common stock, unless and until dividends have been declared on the Series A Preferred. Dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008

Dividends payable on Series A Preferred in the amount of $450 are included in our accompanying consolidated balance sheet as of December 31, 2007 within “Accrued expenses and other current liabilities”.

(19) Revenue Data and Concentration of Credit Risk

Net revenues are derived from the following principal service categories:

	For Years Ended December 31,
	2007	2006	2005
Oxygen and other respiratory therapy	$495,967	$437,078	$468,187
Home medical equipment	58,732	57,191	59,933
Other	4,655	4,482	5,062

	$559,354	$498,751	$533,182

Our revenue is generated through approximately 500 locations in 48 states. We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenues were derived from the following payor sources for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Medicare, Medicaid and other federally funded programs (primarily Veterans Administration)	65.9%	67.8%	66.7%
Commercial payors	30.7%	28.7%	29.9%
Private payors	3.4%	3.5%	3.4%

Total	100.0%	100.0%	100.0%

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2	Second Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(d)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(d)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(e)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(f)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(g)	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.6(h)	Form of Common Stock Option Agreement.

10.7(k)	Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan.

10.8(d)	Form of Restricted Stock Award Agreement.

10.9(c)	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.10(l)	Rotech Healthcare Inc. Performance Bonus Plan

10.11(i)	Credit Agreement dated as of March 30, 2007 Among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent.

10.12	[reserved]

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17	Trust Agreement by and among NorthStar Trust Company and Rotech Healthcare Inc. dated July 1, 2007 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(j)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

Exhibit Number	Title
10.19(a)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated February 11, 2002.

10.20(c)	First Amended and Restated Employment Agreement with Philip L. Carter dated January 31, 2005.

10.21(c)	First Amended and Restated Employment Agreement with Michael R. Dobbs dated January 31, 2005.

10.22(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter dated March 19, 2004.

10.23(f)	Addendum to the Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs dated March 19, 2004.

10.24(g)	Letter agreement with Steven P. Alsene with Respect to Rights upon Termination of Employment dated November 8, 2006.

10.25(k)	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.27(k)	Form of Chief Executive Officer Option Agreement.

10.28(k)	Form of Nonemployee Director Option Agreement.

10.29(k)	Form of Officer (other than CEO) Option Agreement.

10.30	Amendment No. 1 to the Amended and Restated Rotech Healthcare Inc. Employees Plan.

10.31	Amendment No. 2 to the Amended and Restated Rotech Healthcare Inc. Employees Plan.

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.
(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.
(c)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.
(d)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.
(e)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.
(f)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.
(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.
(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(i)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007.
(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.
(k)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 13, 2007.
(l)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.