Form 10-Q
period 2008-03-31
ROTECH HEALTHCARE INC
filed 2008-05-15
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 5, 2008, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$60,437	$55,008
Accounts receivable, net	80,788	77,081
Other accounts receivable	3,760	3,398
Income taxes receivable	348	1,926
Inventories	9,234	11,509
Prepaid expenses	3,349	4,300
Deferred tax assets, net	—	124

Total current assets	157,916	153,346
Property and equipment, net	137,426	140,356
Intangible assets (less accumulated amortization of $8,161 at March 31, 2008 and $7,828 at December 31, 2007)	17,984	18,316
Other goodwill	43,876	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	163,154	163,154
Restricted cash	13,343	13,330
Other assets	13,696	14,395

	$547,395	$546,773

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,137	$28,183
Accrued expenses and other current liabilities	18,193	17,996
Accrued interest	17,250	10,479
Deferred revenue	10,917	10,696
Deferred tax liabilities, net	41	—
Current portion of long-term debt	905	1,287

Total current liabilities	78,443	68,641
Priority tax claim	1,060	1,216
Deferred tax liabilities, net	904	1,483
Other long-term liabilities	836	883
Long-term debt, less current portion	485,018	479,724
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, and 245,049 shares issued and outstanding at March 31, 2008 and December 31, 2007	5,455	5,343
Stockholders’ deficit:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at March 31, 2008 and December 31, 2007	3	3
Additional paid-in capital	505,857	505,600
Accumulated deficit	(530,181)	(516,120)

Total stockholders’ deficit	(24,321)	(10,517)

	$547,395	$546,773

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2008	2007
Net revenues	$138,314	$135,368
Cost of net revenues:
Product and supply costs	32,900	35,697
Patient service equipment depreciation	14,660	11,647
Operating costs	6,013	5,963

Total cost of net revenues	53,573	53,307

Provision for doubtful accounts	4,863	4,432
Selling, general and administrative	78,288	76,270
Depreciation and amortization	3,520	4,090

Total costs and expenses	140,244	138,099

Operating loss	(1,930)	(2,731)
Interest expense, net	12,409	10,066
Other expense, net	7	51
Loss on extinguishment of debt	—	12,169

Loss before income taxes	(14,346)	(25,017)
Federal and state income tax benefit	(398)	(3,261)

Net loss	(13,948)	(21,756)
Accrued dividends on redeemable preferred stock	113	113

Net loss attributable to common stockholders	$(14,061)	$(21,869)

Net loss per common share—basic	$(0.55)	$(0.86)

Net loss per common share—diluted	$(0.55)	$(0.86)

Weighted average shares outstanding—basic	25,505,270	25,487,937

Weighted average shares outstanding—diluted	25,505,270	25,487,937

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2008	2007
Net loss	$(13,948)	$(21,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	4,863	4,432
Depreciation and amortization	18,854	16,642
Loss on extinguishment of debt	—	12,169
Payment-in-kind interest added to long-term borrowings	5,326	—
Deferred income taxes	(414)	(1,769)
Other reconciling adjustments	257	43
Changes in operating assets and liabilities:
Accounts receivable	(8,570)	(5,822)
Other receivables	(362)	(31)
Income taxes receivable	1,579	(196)
Inventories	2,275	(1,045)
Prepaid expenses	952	1,276
Other assets	25	171
Accounts payable and accrued expenses	2,904	5,279
Other long-term liabilities	(47)	(35)
Accrued interest	6,771	6,699
Income taxes payable	—	(1,225)
Deferred revenue	221	48

Net cash provided by operating activities	20,686	14,880

Cash flows from investing activities:
Purchases of property and equipment	(13,742)	(10,100)
Changes in restricted cash	(13)	—
Cash collateralization of letters of credit – restricted cash	—	(12,493)

Net cash used in investing activities	(13,755)	(22,593)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	7,000
Payments of short-term borrowings	—	(7,300)
Payments of long-term borrowings	—	(238)
Retirement of long-term borrowings	—	(94,525)
Proceeds from long-term borrowings	—	180,000
Debt issuance costs	—	(7,951)
Prepayment premium on long term borrowings	—	(8,367)
Payments of dividends on preferred stock	(450)	(450)
Principal payments on capital leases	(439)	(1,551)
Changes in liabilities subject to compromise/priority tax claim	(613)	—

Net cash (used in) provided by financing activities	(1,502)	66,618

Increase in cash and cash equivalents	5,429	58,905
Cash and cash equivalents, beginning of period	55,008	10,265

Cash and cash equivalents, end of period	$60,437	$69,170

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as otherwise discussed in Note 3, “Summary of Significant Accounting Policies”, there have been no material changes to our significant accounting policies as disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)	Liquidity

We are highly leveraged. As of March 31, 2008, we had $485,923 of long-term debt outstanding. Although we are highly leveraged, our current cash projections indicate that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs for the next twelve months. Management believes they have the ability to manage our cash flows in order to be able to meet our obligations as they become due during the next twelve months.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of March 31, 2008 and based upon our 2008 budget, management believes that we will meet these covenant requirements for the next twelve months (see Note 10, Long-Term Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3)	Summary of Significant Accounting Policies

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relatively low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. We evaluate the useful life under the composite method on an annual basis. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. For the three months ended March 31, 2008, the decrease in useful life resulted in approximately $2,460 of additional depreciation expense. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense.

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

(4)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions No. SFAS 157-1 and No. SFAS 157-2 which delayed the effective date of Statement No. 157 for one year for certain non-financial assets and non-financial liabilities and removed certain leasing transactions from its scope. We adopted Statement 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on our results of operations or financial position and did not result in any additional disclosures. We are in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of Statement No. 159 were effective as of the beginning of the 2008 calendar year. We adopted Statement 159 on January 1, 2008 resulting in no impact to our financial condition, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, which replaces Statement No. 141. Statement No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of Statement No. 141(R) are effective as of the beginning of the 2009 calendar year. The effects of the adoption of this standard in 2009 will be prospective.

(5)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2008 and 2007. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 4,911,977 and 2,841,491 for the three months ended March 31, 2008 and 2007, respectively, are excluded from the computation of diluted EPS. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31, 2008 and 2007 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2008:
Basic and diluted EPS:
Net loss	$(13,948)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(14,061)	25,505,270	$(0.55)

For the Three Months Ended March 31, 2007:
Basic and diluted EPS:
Net loss	$(21,756)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(21,869)	25,487,937	$(0.86)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2007 annual meeting of the board of directors held on June 30, 2007, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of December 31, 2007 within “Accrued expenses and other current liabilities” and were paid in January 2008.

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

The following table reflects the components of other identifiable intangible assets:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$3,600	$12,000	$3,450
Computer software	5,000	2,000	5,000	1,917
Acquired customer lists, trade names and other	7,025	2,561	7,025	2,461

Subtotal	24,025	8,161	24,025	7,828

Intangible assets not subject to amortization:
Trade name	1,120	—	1,120	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,120	—	2,120	—

Total intangible assets	$26,145	$8,161	$26,145	$7,828

Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $333 and $349, respectively. As of March 31, 2008 and December 31, 2007, Other Goodwill was approximately $43,876.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2008	$1,327
2009	1,325
2010	1,252
2011	1,181
2012	1,173

(7)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended March 31,
	2008	2007
Respiratory therapy equipment and services	$122,535	$119,457
Durable medical equipment	14,659	14,755
Other health care products	1,120	1,156

Net revenue	$138,314	$135,368

(8)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Department of Veterans Affairs (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 64.6% and 67.1% of our patient revenue for the three months ended March 31, 2008 and 2007, respectively.

Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any such lawsuits we (or our predecessor, Rotech Medical Corporation, the “Predecessor”) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. We maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate. In addition to lawsuits arising in the ordinary course of business, we are also subject to the following legal proceedings that, if resolved adversely, may have a material adverse effect on our financial condition, results of operation or liquidity.

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

In addition, on July 15, 2005, a qui tam complaint brought by one of our former employees was unsealed and served on us and several of our subsidiaries. The complaint, filed in Texas federal court, alleges violations of the False Claims Act for fraudulent billing practices. The United States declined to intervene in the action. On September 1, 2005, we filed a motion to dismiss the complaint. On March 6, 2006, the parties filed a joint motion to stay all activities in the case in order to engage in further discussions, and additional motions further extending the stay were subsequently filed. The case was stayed until February 29, 2008. In November 2007, we reached an agreement on the material financial terms to settle this qui tam case. Accordingly, as of December 31, 2007, we deemed a settlement to be probable and recorded the estimated $3,450 settlement. The settlement amount is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007.

As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional contractors often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

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

(10)	Debt

Our long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Capital lease obligations with interest implied at fixed rates between 6.3% and 8.3%, due in equal monthly installments with terms expiring from June 2010 through December 2010, secured by equipment	$483	$504
Capital lease obligation with interest implied at a fixed rate of 10.83%, due in three installments payable in 2008, secured by equipment	712	1,105
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	197,728	192,402
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Subtotal	485,923	481,011
Less current portion	905	1,287

Total long-term debt	$485,018	$479,724

We entered into a new credit agreement on March 30, 2007. Pursuant to such credit agreement, the lenders thereunder have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000. We used the proceeds of the new senior credit facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The new senior credit facility is scheduled to mature on September 26, 2011. The interest rate under the new credit agreement will be based on the Base Rate, as defined in such credit agreement, plus 5% or the Eurodollar Rate plus 6% (10.8% as of March 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the three months ended March 31, 2008. Accordingly, during the three months ended March 31, 2008, a total of $5,326 in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $197,728 as of March 31, 2008. As of March 31, 2008, we have $3,611 in accrued interest on the payment-in-kind term loan. We incurred $8,013 of deferred financing costs associated with the closing of the new credit agreement. Such costs are being amortized over the term of the loan under the effective interest method.

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

We have outstanding letters of credit totaling $12,198 as of March 31, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13,343 of restricted cash on our accompanying consolidated balance sheet as of March 31, 2008.

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

We recorded a net tax benefit of $398 and $3,261 for the three months ended March 31, 2008 and 2007, respectively. The current period tax benefit is primarily the result of the favorable audit experiences with states resulting in a $414 reduction in our liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which is offset by current state tax expense of $16. We have provided a full valuation allowance against our remaining net deferred tax assets as of March 31, 2008 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the quarter ended March 31, 2008 will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At March 31, 2008, we had available federal net operating loss (NOL) carryforwards of approximately $120,094 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2027. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

Under FIN 48, we recorded a liability of $945 and $1,359 for unrecognized tax benefits related to various federal and state income tax matters as of March 31, 2008 and December 31, 2007, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ending December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ending December 31, 2004 to present. Our state income tax returns are open to audit and additional tax assessments under the various state statutes of limitations for the years ending December 31, 2002 through 2007.

There is $165 and $209 of accrued interest related to uncertain tax positions as of March 31, 2008 and December 31, 2007, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	Three months ended March 31,
	2008	2007
Cash payments for:
Interest	$222	$2,567
Income taxes received	(1,562)	(71)

Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	4,112	5,554
Property and equipment acquired through capital leases	25	—
Payment-in-kind interest added to long-term borrowings	5,326	—

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2007 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Introduction

Background

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 500 operating centers located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.6% and 88.2% of net revenues for the three months ended March 31, 2008 and 2007, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.6% and 10.9% of net revenues for the three months ended March 31, 2008 and 2007, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Department of Veterans Affairs (VA) and private insurers.

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

Executive Summary

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

•

We expect that the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the Deficit Reduction Act of 2005, will materially adversely affect our revenues, profit margins, profitability, operating cash flows and results of operations commencing in 2009.

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

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to explore various strategic transactions, such as an acquisition, debt exchange, equity offering, or a combination of any such transactions. At March 31,

2008, we had approximately $485.9 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. As a result of CMS’ final rule to implement the DRA changes with regard to oxygen reimbursement as released in November 2006, we do not expect to be materially impacted with respect to oxygen reimbursement until 2009, when we do expect to be materially adversely impacted as a result of the DRA’s 36-month rental cap on oxygen equipment. In addition, there are other reimbursement changes which could materially impact our financial position, including coverage changes related to certain nebulized medications. The risks and uncertainties related to the DRA’s 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail below under the heading “Medicare Laws and Regulations”. We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 64.6% and 67.1% of our patient revenue for the three months ended March 31, 2008 and 2007, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either its inherent reasonableness or LCA authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Recent legislation, each of which has been signed into law, including the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that negatively impact reimbursement for the primary respiratory and other durable medical equipment (DME) products that we provide. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning January 1, 2007. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning July 1, 2008, and implemented quality standards and accreditation requirements for DME suppliers. The SCHIP Extension Act, DRA and MMA provisions, when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1) Competitive Bidding for HME—First Round. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. The competitive bidding program is scheduled to begin July 1, 2008 in ten high-population MSAs, expanding to 70 additional MSAs for a total of 80 MSAs in 2009 (see Competitive Bidding for HME—Second Round below) and additional areas thereafter. In connection with the selection of MSAs, CMS designates by zip code specific areas in which competitive bidding will take place. These areas are referred to as competitive bidding areas (CBAs) and may not be congruent with the boundaries of selected MSAs. Only a limited number of suppliers will be selected in any given CBA, resulting in restricted supplier choices for beneficiaries. The MMA permits certain exemptions from competitive bidding, including exemptions for rural areas and areas with low population density within urban areas that are not competitive, unless there is a significant national market through mail-order for the particular item. A large number of our facilities are located in such areas. In its final rule, CMS indicates that it will determine whether to exempt from the competitive bidding program rural areas and areas with low population density within urban areas that are not competitive by examining low utilization (in terms of number of items or allowed charges for those items), low Medicare fee-for-service population, and/ or a low number of suppliers. The impact of such an exemption on our business remains uncertain. We currently operate in nine of the ten MSAs included in the first round of bidding. Suppliers do not need to be physically located in a particular CBA to submit a bid.

Each product category subject to competitive bidding is comprised of individual Healthcare Common Procedure Coding System (HCPCS) codes. To bid on a product, a supplier (or a network of small suppliers) must submit bids on the full spectrum of HCPCS codes contained in that product’s category. In addition, commonly owned suppliers may submit only one bid. Once bids are submitted, CMS determines the composite bid for each product category and arrays them from highest to lowest to select a “pivotal bid” at the point where the expected combined capacity of the bidders is sufficient to meet expected beneficiary demand for items in a category. CMS will award at least five contracts in each CBA; however, if there are fewer than five suppliers bidding then at least two contract suppliers must be selected for each CBA.

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

We submitted bids in nine of the ten CBAs (excluding San Juan-Caguas-Guaynabo, Puerto Rico) for eight of the ten product categories (excluding Complex Rehabilitative Power Wheelchairs and Related Accessories and Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories). CMS announced the winning suppliers in March 2008. We are a winning supplier in all CBAs for the vast majority of product categories for which we submitted bids and we have signed the associated contracts with CMS to become a contracted supplier for the round one contract period of July 1, 2008 though June 30, 2011. The overall average reimbursement reduction associated with the first round of competitive bidding is approximately 27%. Based on current product volumes, management estimates the negative impact to our revenue and net income to be approximately $4.0 million on an annual basis as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we could potentially experience increased product volumes within the CBAs included in the first round of competitive bidding, which could offset some portion of the negative impact of the reduced pricing. However, management is unable to estimate the additional volume, if any, that may be gained.

(2) Competitive Bidding for HME—Second Round. On January 8, 2008, CMS announced the next 70 MSAs and the applicable product categories for the second round of the competitive bidding program for certain HME products under Medicare Part B. We currently operate, to varying degrees, in all of the MSA areas included in the second round of bidding. CMS has stated that it plans to announce the specific zip codes included in each of the respective MSA for the second round of competitive bidding during the second quarter of 2008.

Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to round two of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries. At this time, the outcome of the second round of competitive bidding is not known and therefore we are not able to estimate the financial impact, but the impact could be material. We estimate the Medicare revenue associated with competitively bid product categories in the second round of competitive bidding is approximately 9.0% of our total revenue.

On May 6, 2008, the House Ways and Means Subcommittee on Health held hearings to discuss the congressionally mandated competitive bidding program for HME. Industry representatives testified that the bidding program is poorly conceived and will radically reduce the number of accredited suppliers that are allowed to compete in any given area and asked the Congress to immediately halt the implementation of the competitive bidding program. We cannot predict the outcome of these hearings.

(3) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA required establishment and implementation of new clinical conditions of coverage for HME products and quality standards for HME suppliers. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. CMS published its quality standards and criteria for accrediting organizations for HME suppliers in 2006. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which are applied by independent accreditation organizations, include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. The regulation governing competitive bidding requires that all suppliers meet these new quality standards and also meet additional financial standards. As part of the supplier bidding process, suppliers must submit documentation that includes schedules from tax returns, a copy of SEC Form 10-K filings for the previous three years, certain specific financial statements that include cash flow statements and a copy of current credit reports.

Currently, all of our operating centers are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). JCAHO is a CMS recognized accrediting organization. Suppliers were required to become accredited by October 31, 2007 to be selected as a contract supplier.

On January 25, 2008, CMS published a proposed rule to clarify, expand and add to the existing enrollment requirements that Durable Medical Equipment and Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers must satisfy to establish and maintain billing privileges in the Medicare program. Included in the proposed rule are revised or clarified requirements regarding contracting with an individual or entity to provide licensed services, record retention, clarification of the term “appropriate site” as set forth in the regulation (which may be expanded to include a minimum square footage requirement), use of cell phones and beepers/pagers as a method of receiving calls from the public or beneficiaries, comprehensive liability insurance, patient solicitation, maintenance of ordering and referring documentation, sharing of a practice location with another Medicare provider, and minimum operating hours. At this time, we cannot predict the impact that this proposed rule, if implemented, would have on our business.

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

Effective July 1, 2007, CMS also revised its payment methodology billing codes for non-compounded albuterol and levalbuterol. Payment rates for these products were based on a weighted average of the average sales prices (ASPs) for both products. The 2007 Medicare payment rates for concentrated and single dose albuterol and levalbuterol were as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2007 – 3/31/2007	$0.071	$0.989	$0.163	$3.478
4/1/2007 – 6/30/2007	$0.071	$0.922	$0.203	$3.838
7/1/2007 – 9/30/2007	$0.127	$0.127	$1.313	$1.313
10/1/2007 – 12/31/2007	$0.131	$0.131	$1.048	$1.048

On December 29, 2007, the President of the United States signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”). The SCHIP Extension Act incorporated a special rule, effective April 1, 2008, such that albuterol payment rates were not combined with those of levalbuterol. This resulted in a decrease in the payment amounts for albuterol. The payment rates for the first and second quarters of 2008 for concentrated and single dose albuterol and levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 – 3/31/2008	$0.153	$0.153	$1.105	$1.105
4/1/2008 – 6/30/2008	$0.070	$0.121	$0.110	$0.700

We estimate that the reduction in the reimbursement rate for single dose albuterol will reduce our revenue by approximately $12.7 million on an annual basis. In addition, the SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. When implemented, the new methodology is expected to reduce the Medicare payment amounts. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008. We estimate that this reduction in ASP for DuoNeb will reduce our revenue by approximately $2.7 million per quarter as compared to the fourth quarter of 2007. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations is partially mitigated through the dispensing of generic DuoNeb.

In addition to these decreases in payment amounts for albuterol, levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) issued a local coverage determination that will cause further reductions in payments. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol will be paid based on the allowance for “the least costly medically appropriate alternative”, non-compounded albuterol. Claims for DuoNeb will be paid based on the allowance for “the least costly medically appropriate alternative”, individual non-compounded unit dose vials of albuterol and ipratropium. We estimate that these changes in reimbursement for levalbuterol and DuoNeb will further reduce our revenue by approximately $4.7 million per quarter.

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

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as follows:

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

In its November 1, 2006 final rule, CMS also acknowledges certain other payments after ownership transfers, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-

generating equipment beginning six months after title has transferred to the beneficiary. While the changes in rental periods and payment amounts for capped rental items and oxygen equipment did not have a material impact on our business in 2007, at this time, we anticipate that the changes in rental period for capped rental items and oxygen equipment will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations beginning in 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition, President George W. Bush’s proposed 2008 budget continues to include a further reduction in the maximum rental period for home oxygen equipment from 36 months to 13 months. Provisions impacting oxygen reimbursement may be introduced, or reintroduced, in future legislation. However, we cannot predict what changes would be made to existing or proposed legislation and are, therefore, unable to estimate at this time the impact future legislation could have on our business.

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

We discontinued our pharmacy compounding operations in April 2007, after receiving a warning letter from the FDA in August 2005 and engaging in subsequent communications with the Agency regarding our compounding activities. We worked in collaboration with the physicians of our patients who were receiving compounded medications to obtain new prescriptions for commercially available drug products, where clinically appropriate. The FDA conducted a follow-up inspection of our Pulmo-Dose pharmacy distribution center to evaluate our compliance with our phase-out plan and the FFDCA in May 2007. At the conclusion of this inspection, the FDA inspector stated that because Pulmo-Dose had ceased its compounding operations, the FDA considered the matter closed.

Professional Licensure

Nurses, pharmacists and other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to assure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure or certification laws.

Claims Audits

DME MACs and DME Program Safeguard Contractors are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. Medicaid agencies also conduct similar reviews and audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

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

In addition, a number of states in which we operate have anti-fraud and anti-kickback laws similar to the Anti-Kickback Statute that prohibit certain direct or indirect payments if such arrangements are designed to induce or encourage the referral of patients or the furnishing of goods or services. Some states’ anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states’ anti-fraud and antikickback laws apply to all health care goods and services, regardless of whether the source of payment is governmental or private. Further, many states prohibit revenue sharing or fee splitting arrangements between physicians and other third parties. Possible sanctions for violation of these restrictions include exclusion from state-funded health care programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

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

In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. The number of qui tam suits brought against health care providers has increased dramatically. In addition, at least five states— California, Illinois, Florida, Tennessee and Texas—have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a health care provider from the state (e.g., Medicaid funds provided by the state).

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

Three standards have been promulgated under HIPAA with which we currently are required to comply. The Standards for Electronic Transactions require the use of standardized transactions and code sets for common health care transactions involving the exchange of certain types of information, including health care claims or equivalent encounter information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, health plan premium payments, and coordination of benefits. The Standards for Privacy of Individually Identifiable Information restricts use and disclosure of certain individually identifiable health information, called protected health information (PHI). These Privacy Standards not only require our compliance with standards restricting the use and disclosure of PHI, but also require us to obtain satisfactory assurances that any business associate of ours who has access to our PHI similarly will safeguard such PHI. The HIPAA Security Standards require us to implement certain security measures to protect electronic PHI. We believe that we are in compliance in all material respects with each of these HIPAA standards.

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

Insurance

Our business is subject to general and professional liability, products liability, employment practices liability, workers’ compensation, automobile liability, personal injury and other liability claims that are generally covered by insurance. We have insurance policies that contain various customary levels of deductibles and self insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, there can be no assurance that such insurance companies will remain so in the future. These insurance policies are subject to annual renewal. We believe that our insurance coverage is appropriate based upon historical claims and the nature and risks of our business.

The following table shows our results of operations for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Net revenues	$138,314	$135,368
Cost of net revenues:
Product and supply costs	32,900	35,697
Patient service equipment depreciation	14,660	11,647
Operating costs	6,013	5,963

Total cost of net revenues	53,573	53,307

Provision for doubtful accounts	4,863	4,432
Selling, general and administrative	78,288	76,270
Depreciation and amortization	3,520	4,090

Total costs and expenses	140,244	138,099

Operating loss	(1,930)	(2,731)
Interest expense, net	12,409	10,066
Other expense, net	7	51
Loss on extinguishment of debt	—	12,169

Loss before income taxes	(14,346)	(25,017)
Federal and state income tax benefit	(398)	(3,261)

Net loss	(13,948)	(21,756)
Accrued dividends on redeemable preferred stock	113	113

Net loss attributable to common stockholders	$(14,061)	$(21,869)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of net revenues:
Product and supply costs	23.8%	26.4%
Patient service equipment depreciation	10.6%	8.6%
Operating costs	4.3%	4.4%

Total cost of net revenues	38.7%	39.4%

Provision for doubtful accounts	3.5%	3.3%
Selling, general and administrative	56.6%	56.3%
Depreciation and amortization	2.5%	3.0%

Total costs and expenses	101.3%	102.0%

Operating loss	-1.3%	-2.0%
Interest expense, net	9.0%	7.4%
Other expense, net	0.0%	0.0%
Loss on extinguishment of debt	0.0%	9.0%

Loss before income taxes	-10.3%	-18.4%
Federal and state income tax benefit	-0.3%	-2.4%

Net loss	-10.0%	-16.0%
Accrued dividends on redeemable preferred stock	0.1%	0.1%

Net loss attributable to common stockholders	-10.1%	-16.1%

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Total net revenues for the three months ended March 31, 2008 were $138.3 million as compared to $135.4 million for the comparable period in 2007. Our growth in oxygen and CPAP revenue was sufficient to offset the impact of negative changes in nebulizer medication reimbursement which totaled approximately $2.7 million for the three months ended March 31, 2008.

Cost of net revenues totaled $53.6 million for the three months ended March 31, 2008, an increase of $0.3 million, or 0.5%, from the comparable period in 2007. The net increase was primarily attributable to $3.0 million in incremental patient service equipment depreciation resulting primarily from the shortening of the average estimated useful life of such equipment from five years to four years. The increase in patient service equipment depreciation was largely offset by reductions in product and supply costs attributable to changes in nebulizer medication product mix. Cost of net revenues as a percentage of net revenue was 38.7% for the three months ended March 31, 2008, as compared to 39.4% for the comparable period in 2007.

The provision for doubtful accounts for the three months ended March 31, 2008 totaled $4.9 million, comparable to the $4.4 million for the same period in 2007.

Selling, general and administrative expenses for the three months ended March 31, 2008 totaled $78.3 million, an increase of $2.0 million, or 2.7%, from the comparable period in 2007. The increases in selling, general and administrative expenses were consistent with normal cost of living increases in employee-related costs, in addition to a 28.4% increase in fuel costs. Selling, general and administrative expenses as a percentage of net revenues was 56.6% for the three months ended March 31, 2008 comparable to the 56.3% for the three months ended March 31, 2007.

Depreciation and amortization for the three months ended March 31, 2008 totaled $3.5 million, a decrease of $0.6 million, or 13.9%, from the comparable period in 2007. This decrease was mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.5%, as compared to 3.0% for the comparable period in 2007.

Net interest expense for the three months ended March 31, 2008 totaled $12.4 million, an increase of $2.3 million, or 23.3%, from the comparable period in 2007. This increase is attributable to the refinancing of our senior debt on March 31, 2007. As a result of our refinancing, our average outstanding debt for the three months ended March 31, 2008 increased by $98.0 million over the same period in 2007 and our average rate of interest increased by 185 basis points to 10.83%.

We recorded a loss on extinguishment of debt for the three months ended March 31, 2007 in the amount of $12.2 million. This amount equals the unamortized debt issuance costs from our September 15, 2006 refinancing, as well as prepayment premiums paid in accordance with our former credit agreement. This amount was written off on March 30, 2007 upon closing of our new $180.0 million term loan and repayment of all amounts associated with the former credit facility. We did not incur any comparable expenses during the three months ended March 31, 2008.

Federal and state income tax benefit for the three months ended March 31, 2008 decreased to $0.4 million from $3.3 million for the comparable period in 2007. This decrease in tax benefit is primarily the result of a lower effective tax rate due to non-recognition of future benefits of current period losses.

Net loss for the three months ended March 31, 2008 was $13.9 million compared to a net loss of $21.8 million for the three months ended March 31, 2007. As outlined above, this $7.9 million decrease in our net loss is primarily attributable to the non-recurring prior year loss on extinguishment of debt offset by increased interest and depreciation expenses.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $20.7 million for the three months ended March 31, 2008, as compared to $14.9 million for the same period in 2007. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2008.

Accounts receivable before allowance for doubtful accounts increased to $87.4 million at March 31, 2008 from $84.6 million at December 31, 2007. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 29.1% and 31.5% as of March 31, 2008 and December 31, 2007, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 52.8 days at March 31, 2008, compared to 50.0 days at December 31, 2007 and 53.2 days at March 31, 2007. Typically, we experience an increase in days sales outstanding during the first quarter of the year due to the longer collection cycle on Medicare Part B deductibles due from patients. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of March 31, 2008 and December 31, 2007:

March 31, 2008

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.0%	21.6%	4.9%	67.5%
Aged 91-180 days	6.2%	5.7%	2.3%	14.2%
Aged 181 – 360 days	5.5%	5.2%	2.6%	13.3%
Aged over 360 days	2.3%	1.9%	0.8%	5.0%

Total	55.0%	34.4%	10.6%	100.0%

December 31, 2007

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	35.2%	27.6%	2.8%	65.6%
Aged 91-180 days	5.6%	7.4%	2.4%	15.4%
Aged 181 – 360 days	5.4%	6.8%	2.6%	14.8%
Aged over 360 days	2.1%	1.7%	0.4%	4.2%

Total	48.3%	43.5%	8.2%	100.0%

Included in accounts receivable are earned but unbilled receivables of $25.3 million at March 31, 2008 and $25.1 million at December 31, 2007. These amounts include $4.2 million at March 31, 2008 and $4.5 million at December 31, 2007 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on revenues, profit margins, profitability, operating cash flows and results of operations. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Deficit Reduction Act of 2005 and future legislation.

Net cash used in investing activities was $13.8 million for the three months ended March 31, 2008 as compared to $22.6 million for the same period in 2007. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $13.7 million for the three months ended March 31, 2008 as compared to $10.1 million for the same period in 2007. The increase in 2008 capital expenditures is primarily attributable to patient growth and changes in the Medicare capped rental period, specifically for CPAP. During the three months ended March 31, 2007, we collateralized our letters of credit with restricted cash deposits of $12.5 million. There were no businesses acquired during the three months ended March 31, 2008 and 2007.

Cash flows provided by financing activities primarily relate to the refinancing of our former senior secured credit facility. As of March 31, 2008, we had the following debt facilities and outstanding debt:

•

$180.0 million senior secured term loan with a maturity date of September 26, 2011, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility, pay associated transaction costs, cash collateralize our existing letters of credit and to fund future working capital requirements. The term loan bears interest at the Eurodollar rate plus 6.0% (10.8% as of March 31, 2008). As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the three months ended March 31, 2008, a total of $5.3 million in interest has been added to the principal amount on the applicable interest payment dates (representing all interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $197.7 million as of March 31, 2008. Accrued interest on the Senior Facility totaled $3.6 million at March 31, 2008 and December 31, 2007.

•

$300.0 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both March 31, 2008 and December 31, 2007, we had a balance of $287.0 million outstanding. We made no interest payments during either of the three month periods ended March 31, 2008 or 2007. Accrued interest on the senior subordinated notes totaled $13.6 million at March 31, 2008 and $6.8 million at December 31, 2007.

During the three months ended March 31, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loan and revolving credit facility during the three months ended March 31, 2007 was $2.4 million. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

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

We have outstanding letters of credit totaling $12.2 million as of March 31, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13.3 million of restricted cash in our consolidated balance sheet as of March 31, 2008.

Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2008. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relatively low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense.

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

Income Taxes

In connection with our Predecessor’s plan of reorganization (the “Plan”), we entered into a tax sharing agreement with our predecessor and Integrated Health Services, Inc. that sets forth our rights and obligations with respect to taxes arising from and in connection with the implementation of the Plan. The tax sharing agreement provides that the parties to the agreement will, for tax purposes, treat the transfer of our predecessor’s assets to us as a taxable event rather than as a tax-free reorganization. An election was made under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under analogous state and local law, with respect to the transfer of our predecessor’s assets to us. As a result of such election, we accounted for the acquisition of the stock of all of our predecessor’s subsidiaries as if we had acquired the assets of those subsidiaries for income tax purposes.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether we will be subject to additional regulatory restrictions or penalties; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs that we have established; risks related to acquired businesses; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of

the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2008, we have $197.7 million outstanding under our payment-in-kind senior secured term loan. This term loan bears interest at a variable rate based upon the Eurodollar Rate plus 6.0% (or Base Rate plus 5%). Our earnings may be affected by changes in interest rates relating to this debt, as variable interest rates may rise and increase the amount of our interest expense. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $197.7 million term loan, we would incur approximately $2.0 million in additional interest expense on an annualized basis.

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

We have made no changes during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Risks related to our liquidity, financing and capital structure

We are not in compliance with the continued listing requirements of the NASDAQ Capital Market, which will likely result in the delisting of our common stock by the NASDAQ Capital Market. The delisting of our common stock by NASDAQ would adversely affect the price and liquidity of our common stock.

On November 16, 2007, we were notified by NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because the market value of our publicly held shares was less than the $15 million minimum required for continued listing pursuant to Marketplace Rule 4450(b)(3). We were granted ninety (90) calendar days to regain compliance with the requirement. However, we were not able to do so. In addition, on December 10, 2007, we were notified by NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because the bid price of our publicly held shares had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5). We were granted one-hundred eighty (180) calendar days, or until June 9, 2008, to regain compliance with the minimum bid price requirement. As of the date of this report, we have not regained compliance with such requirement.

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

On April 17, 2008, we received a Nasdaq Staff Determination letter stating that we failed to comply with Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing on the Nasdaq Capital Market. The Nasdaq Staff therefore denied our request for continued listing on the Nasdaq Capital Market and, had we failed to request an appeal of this determination by April 24, 2008, trading of our common stock would have been suspended at the opening of business on April 28, 2008, and a Form 25-NSE would have been filed with the Securities and Exchange Commission, which would have removed the Company’s securities from listing and registration on The Nasdaq Stock Market. In response to the Staff’s determination, we filed a hearing request on April 24, 2008, which stayed the suspension of the Company’s securities and the filing of a Form 25-NSE with the Securities and Exchange Commission until the resolution of this matter.

NASDAQ has scheduled a hearing for June 5, 2008, after which we will not be able to maintain our NASDAQ listing unless we successfully demonstrate to a NASDAQ hearing panel our ability to regain compliance with respect to the deficiencies cited by the NASDAQ staff, as well as our ability to sustain long-term compliance with all applicable maintenance criteria. Based upon the recent price levels of our common stock and our stockholders’ equity and net income from continuing operations provided in the financial statements included in this report, we are not in compliance with the continued listing requirements of the NASDAQ Capital Market and we may be unable to remedy our noncompliance during any applicable notice or grace periods, in which case our common stock will be delisted from the NASDAQ Capital Market. The delisting of our common stock would have a material adverse effect on the trading price and volume, liquidity, and marketability of our common stock.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and recent legislation imposed significant reductions in Medicare reimbursement for such inhalation drugs.

        Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to the MMA, Medicare reimbursement for covered Medicare Part B drugs, including inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (AWP) for the drug. The MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries were reimbursed at 106 percent of the volume-weighted average sales price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in the MMA. Implementation of the ASP-based formula resulted in a dramatic reduction in payment rates for inhalation drugs in 2005 and beyond.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008. We estimate that this reduction in ASP for DuoNeb will reduce our revenue by approximately $2.7 million per quarter as compared to the fourth quarter of 2007. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations is partially mitigated through the dispensing of generic DuoNeb.

Recently enacted legislation will further affect Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. When implemented on April 1, 2008, the new calculation methodology is expected to result in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. Payment rates to be in effect for the second quarter of 2008 were announced in March 2008. The reimbursement rate for a single dose albuterol was reduced from $1.105 to $0.110. This reduction in the reimbursement rate for single dose albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Recent regulatory changes subject the Medicare reimbursement rates for our equipment and services to additional reductions and to potential discretionary adjustment by CMS, which could reduce our revenues, net income and cash flows.

The BBA granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS) and its contractors (the Durable Medical Equipment Medicare Administrative Contractors or DME MACs) to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS contractors have the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative treatment that meets the Medicare beneficiary’s medical needs. Least costly alternative (LCA) determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness or least costly alternative authority, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

On April 10, 2008, the DME MACs issued a local coverage determination that will cause further reductions in payments for non-compounded levalbuterol and DuoNeb. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol will be paid based on the allowance for “the least costly medically appropriate alternative”, non-compounded albuterol. Claims for DuoNeb will be paid based on the allowance for “the least costly medically appropriate alternative”, individual non-compounded unit dose vials of albuterol and ipratropium. We estimate that these changes in reimbursement for levalbuterol and DuoNeb will further reduce our revenue by approximately $4.7 million per quarter.

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

For each CBA, CMS will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are less than would be paid under current Medicare fee schedules, and contracts will be re-bid at least every three years. CMS will be required to award at least five contracts in each CBA for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. If there are fewer than five suppliers bidding, however, then at least two contract suppliers must be selected for that particular CBA. CMS may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a CBA.

On April 2, 2007, CMS issued its final rule implementing the first round of the competitive bidding program in ten of the largest MSA’s across the country, applying initially to ten categories of DME and medical supplies. We submitted bids in nine of the ten CBAs (excluding San Juan-Caguas-Guaynabo, Puerto Rico) for eight of the ten product categories (excluding Complex Rehabilitative Power Wheelchairs and Related Accessories and Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories). CMS announced the winning suppliers in March 2008. We are a winning supplier in all CBAs for the vast majority of product categories for which we submitted bids and we have signed the associated contracts with CMS to become a contracted supplier for the round one contract period of July 1, 2008 though June 30, 2011. The overall average reimbursement reduction associated with the first round of competitive bidding is approximately 27%. Based on current product volumes, management estimates the negative impact to our revenue and net income to be approximately $4.0 million on an annual basis as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we could potentially experience increased product volumes within the CBAs included in the first round of competitive bidding, which could offset some portion of the negative impact of the reduced pricing. However, management is unable to estimate the additional volume, if any, that may be gained.

On January 8, 2008, CMS announced the next 70 MSAs and the applicable product categories for the second round of the competitive bidding program for certain HME products under Medicare Part B. CMS has stated that it plans to announce the specific zip codes included in each of the respective MSA for the second round of competitive bidding during the second quarter of 2008. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to round two of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

Proposed surety bond requirements could result in significant additional cost in operating our business.

On August 1, 2007, CMS published a proposed rule that would require all HME suppliers, except those that are government operated, to obtain and furnish a surety bond to the National Supplier Clearinghouse, the Medicare contractor responsible for enrollment, for each Medicare supplier number held. CMS previously issued a proposed surety bond requirement in 1998 to implement the BBA. At that time, the proposed surety bond amount was $50,000; CMS has adjusted the proposed surety bond amount to $65,000 to reflect inflation. CMS sought public comments on, among other things, whether the surety bond amount should be increased for so-called “higher-risk” suppliers and whether to establish an exception to the requirement for publicly traded chain suppliers. The deadline for submitting comments to CMS was October 1, 2007. It is unclear whether the proposal would exempt publicly traded chain suppliers of HME, or whether such an exemption, if any, would be available to us. If this proposal were enacted and if no such exemption is included, or if such an exemption, if any, is not made available to us, then we would be required to obtain surety bonds for each of our approximately 500 locations, resulting in significant additional cost in operating our business.

On February 7, 2008 a bill was introduced in the Senate (S.2603 – Medicare Fraud Prevention Act of 2008) to increase the surety bond requirement to $500,000. Industry representatives have contacted those sponsoring this bill to express concern that the significant cost and cash collateral required for a surety bond of this amount would penalize law abiding suppliers and could limit services to Medicare beneficiaries. While this bill has not been voted on by the Senate, we cannot predict the outcome of this or any future legislation.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5—Other Information

Not applicable.

ITEM 6—Exhibits

(a) Exhibits:

10.1	Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene, dated April 18, 2008.

10.2	Amendment to the First Amended and Restated Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter, dated April 18, 2008.

10.3	Amendment to the First Amended and Restated Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs, dated April 18, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 15, 2007	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: May 15, 2007	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene, dated April 18, 2008.

10.2	Amendment to the First Amended and Restated Employment Agreement between Rotech Healthcare Inc. and Philip L. Carter, dated April 18, 2008.

10.3	Amendment to the First Amended and Restated Employment Agreement between Rotech Healthcare Inc. and Michael R. Dobbs, dated April 18, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.