Form 10-Q
period 2008-06-30
ROTECH HEALTHCARE INC
filed 2008-08-08
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 4, 2008, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$44,004	$55,008
Accounts receivable, net	80,186	77,081
Other accounts receivable	6,942	3,398
Income taxes receivable	338	1,926
Inventories	8,933	11,509
Prepaid expenses	3,802	4,300
Deferred tax assets, net	—	124

Total current assets	144,205	153,346
Property and equipment, net	133,311	140,356
Intangible assets (less accumulated amortization of $8,493 at June 30, 2008 and $7,828 at December 31, 2007)	17,652	18,316
Other goodwill	43,876	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	163,154	163,154
Restricted cash	13,343	13,330
Other assets	13,224	14,395

	$528,765	$546,773

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$27,431	$28,183
Accrued expenses and other current liabilities	16,405	17,996
Accrued interest	9,917	10,479
Deferred revenue	10,884	10,696
Deferred tax liabilities, net	45	—
Current portion of long-term debt	488	1,287

Total current liabilities	65,170	68,641
Priority tax claim	910	1,216
Deferred tax liabilities, net	1,025	1,483
Other long-term liabilities	749	883
Long-term debt, less current portion	490,362	479,724
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, and 245,049 shares issued and outstanding at June 30, 2008 and December 31, 2007	5,118	5,343
Stockholders’ deficit:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at June 30, 2008 and December 31, 2008	3	3
Additional paid-in capital	505,861	505,600
Accumulated deficit	(540,433)	(516,120)

Total stockholders’ deficit	(34,569)	(10,517)

	$528,765	$546,773

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues	$144,406	$144,323	$282,719	$279,691
Cost of net revenues:
Product and supply costs	37,443	38,600	70,343	74,297
Patient service equipment depreciation	12,923	11,991	27,583	23,638
Operating costs	5,280	5,899	11,293	11,861

Total cost of net revenues	55,646	56,490	109,219	109,796

Provision for doubtful accounts	5,117	4,153	9,979	8,586
Selling, general and administrative	76,277	74,701	154,567	150,970
Depreciation and amortization	3,221	3,296	6,741	7,387
Restructuring expense	1,929	—	1,929	—

Total costs and expenses	142,190	138,640	282,435	276,739

Operating income	2,216	5,683	284	2,952
Interest expense, net	12,204	12,028	24,612	22,095
Other (income) expense, net	(4)	(2)	2	48
Loss on extinguishment of debt	—	2	—	12,171

Loss before income taxes	(9,984)	(6,345)	(24,330)	(31,362)
Federal and state income tax expense (benefit)	156	233	(242)	(3,028)

Net loss	(10,140)	(6,578)	(24,088)	(28,334)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net loss attributable to common stockholders	$(10,253)	$(6,691)	$(24,313)	$(28,559)

Net loss per common share—basic	$(0.40)	$(0.26)	$(0.95)	$(1.12)

Net loss per common share—diluted	$(0.40)	$(0.26)	$(0.95)	$(1.12)

Weighted average shares outstanding—basic	25,505,270	25,505,270	25,505,270	25,488,897

Weighted average shares outstanding—diluted	25,505,270	25,505,270	25,505,270	25,488,897

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2008	2007
Net loss	$(24,088)	$(28,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	9,979	8,586
Depreciation and amortization	35,620	32,555
Loss on extinguishment of debt	—	12,171
Payment-in-kind interest added to long-term borrowings	10,740	—
Deferred income taxes	(289)	(1,769)
Other reconciling adjustments	272	179
Changes in operating assets and liabilities:
Accounts receivable	(13,084)	(10,696)
Other receivables	(3,544)	(76)
Income taxes receivable	1,588	(283)
Inventories	2,576	(938)
Prepaid expenses	497	996
Other assets	(125)	(40)
Accounts payable and accrued expenses	(1,737)	(3,825)
Other long-term liabilities	(133)	(63)
Accrued interest	(562)	4,845
Income taxes payable	—	(1,225)
Deferred revenue	188	152

Net cash provided by operating activities	17,898	12,235

Cash flows from investing activities:
Purchases of property and equipment	(26,549)	(24,391)
Cash collateralization of letters of credit – restricted cash	(13)	(12,493)

Net cash used in investing activities	(26,562)	(36,884)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	7,000
Payments of short-term borrowings	—	(8,500)
Payments of long-term borrowings	—	(238)
Retirement of long-term borrowings	—	(94,525)
Proceeds from long-term borrowings	—	180,000
Debt issuance costs	—	(8,013)
Prepayment premium on long-term borrowings	—	(8,367)
Payments of dividends on preferred stock	(450)	(450)
Principal payments on capital leases	(1,127)	(2,989)
Changes in liabilities subject to compromise/priority tax claim	(763)	(592)

Net cash (used in) provided by financing activities	(2,340)	63,326

(Decrease) increase in cash and cash equivalents	(11,004)	38,677
Cash and cash equivalents, beginning of period	55,008	10,265

Cash and cash equivalents, end of period	$44,004	$48,942

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

For all periods presented herein, there were no differences between net loss and comprehensive loss.

(2)	Liquidity

We are highly leveraged. As of June 30, 2008, we had $490,850 of long-term debt outstanding. Although we are highly leveraged, our current cash projections indicate that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs for the next twelve months. Management believes that we have the ability to manage our cash flows in order to be able to meet our obligations as they become due during the next twelve months.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of June 30, 2008 and management believes that we will meet these covenant requirements for the next twelve months (see Note 10, Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3)	Summary of Significant Accounting Policies

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relatively low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. We evaluate the useful life under the composite method on an annual basis. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods, as a result of provisions included in the Deficit Reduction Act of 2005 that reduced the capped rental period for certain types of home medical equipment, including continuous positive airway pressure (CPAP) devices, from 15 months to 13 months beginning January 1, 2007, and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. For the three and six months ended June 30, 2008, the decrease in useful life resulted in approximately $1,485 and $3,945 of additional depreciation expense, respectively. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. On July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331). H.R. 6331 repeals the transfer of title to oxygen equipment at the end of the 36-month rental cap. We will be evaluating the impact of this policy change on the useful life assigned to the associated equipment. Any change in useful life resulting from H.R. 6331 will be reflected prospectively beginning July 1, 2008.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions FAS 157-1 and FAS 157-2 which delayed the effective date of Statement No. 157 for one year for certain non-financial assets and non-financial liabilities and removed certain leasing transactions from its scope. We adopted Statement 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on our results of operations or financial position and did not result in any additional disclosures. We are in the process of evaluating the effect, if any, the adoption of FSP FAS 157-2 will have on our results of operations or financial position.

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

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three and six months ended June 30, 2008 and 2007. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 4,900,997 and 4,667,525 for the three months ended June 30, 2008 and 2007, respectively, 4,906,487 and 3,053,960 for the six months ended June 30, 2008 and 2007, respectively, are excluded from the computation of diluted EPS. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30, 2008 and 2007 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2008:
Basic and diluted EPS:
Net loss	$(10,140)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(10,253)	25,505,270	$(0.40)

For the Three Months Ended June 30, 2007:
Basic and diluted EPS:
Net loss	$(6,578)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(6,691)	25,505,270	$(0.26)

For the Six Months Ended June 30, 2008:
Basic and diluted EPS:
Net loss	$(24,088)
Accrued dividends on redeemable preferred stock	225

Net loss attributable to common stockholders	$(24,313)	25,505,270	$(0.95)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2007:
Basic and diluted EPS:
Net loss	$(28,334)
Accrued dividends on redeemable preferred stock	225

Net loss attributable to common stockholders	$(28,559)	25,488,897	$(1.12)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2007 annual meeting of the board of directors held on June 30, 2007, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of December 31, 2007 within “Accrued expenses and other liabilities” and were paid in January 2008. At the 2008 annual meeting of the board of directors held on June 24, 2008, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of June 30, 2008 within “Accrued expenses and other current liabilities.”

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

The following table reflects the components of other identifiable intangible assets:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$3,750	$12,000	$3,450
Computer software	5,000	2,083	5,000	1,917
Acquired customer lists, trade names and other	7,025	2,660	7,025	2,461

Subtotal	24,025	8,493	24,025	7,828

Intangible assets not subject to amortization:
Trade name	1,120	—	1,120	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,120	—	2,120	—

Total intangible assets	$26,145	$8,493	$26,145	$7,828

Amortization expense for the three and six months ended June 30, 2008 was approximately $332 and $665, respectively. Amortization expense for the three and six months ended June 30, 2007 was approximately $695 and $1,044, respectively. As of June 30, 2008 and December 31, 2007, other goodwill was approximately $43,876.

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

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Respiratory therapy equipment and services	$128,497	$127,731	$251,031	$247,183
Durable medical equipment	14,099	15,393	28,758	30,152
Other health care products	1,810	1,199	2,930	2,356

Net revenue	$144,406	$144,323	$282,719	$279,691

(8)	Other Commitments and Contingencies

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

(9)	Certain Significant Risks and Uncertainties and Significant Events

We and others in the health care business are subject to certain inherent risks, including the following:

•

Substantial dependence on revenues derived from reimbursement by various federal health care programs (including Medicare) and state Medicaid programs, both of which have been significantly reduced in recent years, and which entail exposure to various health care fraud statutes;

•	Inconsistent payment patterns from Centers for Medicare and Medicaid Services, its contractors and other third party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging malpractice and related claims.

Such inherent risks require the use of certain management estimates in the preparation of our financial statements and it is reasonably possible that changes in such estimates may occur.

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Department of Veterans Affairs (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 64.9% and 65.9% of our patient revenue for the three months ended June 30, 2008 and 2007, respectively, and 64.8% and 66.5% for the six months ended June 30, 2008 and 2007, respectively.

Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit that we (or our predecessor, Rotech Medical Corporation, the “Predecessor”) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. We maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate. In addition to lawsuits arising in the ordinary course of business, we are also subject to the following legal proceedings that, if resolved adversely, may have a material adverse effect on our financial condition, results of operations or liquidity.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. In January 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to our provision of certain supplies to the Maine Medicaid program, which remain under investigation. We are cooperating fully with the investigation; however, we can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against us or any of our employees or as to the violations that may be asserted. In addition, we received informal requests for information on March 7, 2003 and April 17, 2003 from the Division of Enforcement of the Securities and Exchange Commission (SEC) related to matters that were the subject of our previously disclosed internal investigation regarding VA contracts and we have provided documents in response to such requests. We have not had any communications with the SEC regarding this matter since 2003. In addition, on August 25, 2005, we received a request for information and documents from the Division of Enforcement of the SEC related to our restatement of prior period financial results discussed in Note 21 to the consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2004. On August 20, 2007, the Staff of the SEC’s Division of Enforcement formally confirmed to us that the investigation in this matter has been completed and that the Staff would not recommend any enforcement action by the SEC with respect to the matter. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services (the “OIG”). The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We produced the requested documents in January 2007 and we will continue to cooperate with the investigation.

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

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008; the associated expense was previously recorded as legal settlement in the statement of operations for the three months and year ended December 31, 2007.

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The 2008 CIA is intended to promote continued compliance by the Company with the statutes, regulations, and written directives of Medicare, Medicaid, and all other federal health care programs. The 2008 CIA provides that we will maintain and enhance our existing compliance program. We are also subject to notification and reporting requirements with respect to specified events under the 2008 CIA. The 2008 CIA has a term of three years.

In addition, our Predecessor and the OIG entered into a CIA (the “2002 CIA”) as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the 2002 CIA. The term of the 2002 CIA expired in February 2007; however, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We submitted our final annual report on June 28, 2007. If we were to be found in violation of any terms of the 2002 CIA, we may be subject to substantial penalties, including stipulated cash penalties ranging from $1.00 per day to $2.50 per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

(10)	Debt

Our long-term debt consists of the following:

	June 30, 2008	December 31, 2007
Capital lease obligations with interest implied at fixed rates between 6.3% and 8.3%, due in equal monthly installments with terms expiring from June 2010 through December 2010, secured by equipment	$418	$504
Capital lease obligations with interest implied at a fixed rate of 10.8%, due in three installments payable in 2008 and 2009, secured by equipment	290	1,105
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	203,142	192,402
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	490,850	481,011
Less current portion	488	1,287

Total long-term debt	$490,362	$479,724

We entered into a new credit agreement on March 30, 2007. Pursuant to such credit agreement, the lenders thereunder have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000. We used the proceeds of the new senior credit facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The new senior credit facility is scheduled to mature on September 26, 2011. The interest rate under the new credit agreement is based on the Base Rate, as defined in such credit agreement, plus 5% or the Eurodollar Rate plus 6% (9.0% as of June 30, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the six months ended June 30, 2008. Accordingly, during the six months ended June 30, 2008, a total of $10,740 in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $203,142 as of June 30, 2008. As of June 30, 2008, we have $3,073 in accrued interest on the payment-in-kind term loan. We incurred $8,013 of deferred financing costs associated with the closing of the new credit agreement in March 2007. Such costs are being amortized over the term of the loan under the effective interest method.

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

We have outstanding letters of credit totaling $12,198 as of June 30, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13,343 of restricted cash in our accompanying consolidated balance sheet as of June 30, 2008.

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

We recorded a net tax expense of $156 for the three months ended June 30, 2008 and a net tax benefit of $242 for the six months ended June 30, 2008. The year to date tax benefit is primarily the result of the favorable audit experiences with states resulting in a $289 reduction in our liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which is offset by current state tax expense of $47. We have provided a full valuation allowance against our remaining net deferred tax assets as of June 30, 2008 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the six months ended June 30, 2008 will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At June 30, 2008, we had available federal net operating loss (NOL) carryforwards of approximately $135,170. These remaining NOLs fully expire in 2027. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

Under FIN 48, we recorded a liability of $1,070 and $1,359 for unrecognized tax benefits related to various federal and state income tax matters as of June 30, 2008 and December 31, 2007, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We expect that the amounts of unrecognized tax benefits will decrease within the next 12 months because of expiring statutes of limitations in a number of states.

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

There is $183 and $209 of accrued interest related to uncertain tax positions as of June 30, 2008 and December 31, 2007, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Restructuring Expense

In response to the significant reductions in Medicare reimbursement for nebulizer medications, we initiated and have substantially completed a restructuring of our clinical programs and pharmacy operations during the three months ended June 30, 2008. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products. In conjunction with this restructuring, we have recorded $1,929 of restructuring expense for the three and six months ended June 30, 2008, which primarily consists of severance amounts payable to former employees. Unpaid severance payments of $1,196 are included in our accompanying consolidated balance sheet as of June 30, 2008 within “Accrued expenses and other current liabilities.”

Severance and Related Costs
Balance as of December 31, 2007	$—
Charges	1,929
Payments	(733)

Balance as of June 30, 2008	$1,196

(13)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the six months ended June 30,
	2008	2007
Cash payments (receipts) for:
Interest	$14,052	$16,129
Income taxes	$(1,541)	$249
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	$2,811	$3,755
Non-cash financing activities:
Payment-in-kind interest added to principal	$10,740	$1,755
Assets acquired under capital lease	$228	$348

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 89.0% and 88.5% of net revenues for the three months ended June 30, 2008 and 2007, respectively and 88.8% and 88.4% of net revenues for the six months ended June 30, 2008 and 2007, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment, which accounted for 9.8% and 10.7% of net revenues for the three months ended June 30, 2008 and 2007, respectively and 10.2% and 10.8% of net revenues for the six months ended June 30, 2008 and 2007, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third party payors, including Medicare, Medicaid, the Department of Veterans Affairs and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. We continue to further develop our sales and operational training programs, and have introduced new incentive programs that we believe will better equip and motivate our sales force, and ultimately drive additional growth. In addition, we have recently completed a migration of our proprietary billing system onto a new platform, which we believe will allow us to reduce future labor costs, shorten our billing and collection cycle, and reduce revenue adjustments. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we have substantially completed a restructuring of our clinical programs and pharmacy operations. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products. We also continue to actively monitor and manage our cash position and capital expenditures on a daily basis.

Overview

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our long-term debt in March 2007, interest payments due under our senior subordinated notes, accruing interest under our senior secured debt, capital expenditure requirements, and a difficult credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•

We expect that the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the Deficit Reduction Act of 2005, will materially adversely affect our revenues, profit margins, profitability, operating cash flows and results of operations commencing in 2009.

•

Recent and potential future changes in Medicare policies, including freezes and reductions in reimbursement rates for home medical equipment and dispensing fee reductions, proposed competitive bidding requirements, new clinical conditions for reimbursements, accreditation requirements and quality standards, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to explore various strategic transactions, such as an acquisition, debt exchange, equity offering, or a combination of any such transactions. At June 30, 2008, we had approximately $490.9 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. Beginning in 2009, we expect that CMS’ final rule to implement the DRA’s 36-month rental cap on oxygen equipment with regard to oxygen reimbursement as released in November 2006 will have a material adverse impact on our financial position. In addition, recent legislation includes a 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment, effective January 1, 2009. This reimbursement reduction will also have a material adverse impact our financial position. The risks and uncertainties related to the DRA’s 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail below under the heading “Medicare Laws and Regulations.” We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position.

NASDAQ Delisting

As previously reported, on June 10, 2008, following a hearing conducted on June 5, 2008 before a NASDAQ Hearings Panel and additional discussions with the Staff of the NASDAQ, we received a letter from the NASDAQ Office of General Counsel indicating that trading of our shares would be suspended effective at the open of business on Thursday, June 12, 2008 and subsequently delisted. Following the delisting of our securities, we are now quoted on the OTC Bulletin Board, a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Department of Veteran Affairs (VA) and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 64.9% and 65.9% of our patient revenue for the three months ended June 30, 2008 and 2007, respectively and 64.8% and 66.5% of our patient revenue for the six months ended June 30, 2008 and 2007, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

Recent legislation, each of which has been signed into law, including the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that negatively impact reimbursement for the primary HME products that we provide. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for HME items subject to capped rental payments beginning January 1, 2007. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME and implemented quality standards and accreditation requirements for HME suppliers. The SCHIP Extension Act, DRA and MMA provisions, and the recently enacted Medicare Improvement for Patients and Providers Act of 2008 (described below), when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1) Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population MSAs. As a winning bidder in nine of the ten competitive bidding areas, we signed contracts with CMS to become a contracted supplier for the round one contract period of July 1, 2008 though June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional MSAs for a total of 80 MSAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331). H.R. 6331 retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. H.R. 6331 includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that H.R. 6331 will negatively impact our annual revenue and net income by approximately $17.0 million, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the CBAs included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA required establishment and implementation of new clinical conditions of coverage for HME products and quality standards for HME suppliers. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. CMS published its quality standards and criteria for accrediting organizations for HME suppliers in 2006. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which are applied by independent accreditation organizations, include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. The regulation governing competitive bidding, when implemented, requires that all suppliers meet these new quality standards and also meet additional financial standards.

Currently, all of our operating centers are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round one competitive bid suppliers were required to become accredited by October 31, 2007 to be selected as a contract supplier. However, because the enactment of H.R. 6331 delays the competitive bidding program, all suppliers will now be required to be accredited by September 30, 2009.

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

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments are to remain “frozen” through 2008.

The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (AWP) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a significant reduction in payment rates for inhalation drugs. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs is $66. The dispensing fee has remained unchanged since 2006. Future changes from quarterly updates to ASP pricing, as well as any future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

On December 29, 2007, the President of the United States signed into law the Medicare, Medicaid, and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”). The SCHIP Extension Act incorporated a special rule, effective April 1, 2008, such that albuterol payment rates were not combined with those of levalbuterol. This resulted in a decrease in the payment amounts for albuterol. The payment rates for the first three quarters of 2008 for concentrated and single dose albuterol and levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 – 3/31/2008	$0.153	$0.153	$1.105	$1.105
4/1/2008 – 6/30/2008	$0.070	$0.135	$0.110	$0.698
7/1/2008 – 9/30/2008	$0.082	$0.120	$0.100	$0.575

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter 2008, and $0.581 in the third quarter 2008. We estimate that this reduction in ASP for DuoNeb will reduce our revenue by approximately $2.7 million per quarter as compared to the fourth quarter of 2007. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations is partially mitigated through the dispensing of generic DuoNeb.

In addition to these decreases in payment amounts for albuterol, levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative.” For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the least costly alternative policy for levalbuterol until receipt of further guidance from CMS. In addition, on June 20, 2008, CMS delayed implementation of least costly alternative policies with respect to DuoNeb until November 1, 2008. We cannot predict the ultimate resolution of these least costly alternative policies; however, based upon current volumes, we estimate that, if implemented, the changes in reimbursement for levalbuterol and DuoNeb would further reduce our revenue by approximately $4.7 million per quarter.

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

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of H.R. 6331 on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. After the 36-month rental cap, payment is made for oxygen and for reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty).

•

Payment for Rental Period. For stationary oxygen equipment, the 2008 payment amount is $199.28, an increase of $0.88 from the 2007 amount. The portable oxygen add-on amount remains unchanged from 2006, at $31.79. CMS also created a new class for oxygen-generating portable oxygen equipment and a new monthly rental payment amount of $51.63 for this equipment.

•

Payment for Contents After 36-Month Rental Cap. Payment is based on the type of equipment owned and whether it is oxygen-generating. Previously, CMS paid a combined average monthly payment amount of $154.90 for furnishing oxygen contents for stationary and portable systems after the 36 month rental cap. This amount included payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary uses both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen- generating equipment beginning six months after the 36-month rental cap. While the changes in rental periods and payment amounts for capped rental items and oxygen equipment did not have a material impact on our business in 2007, at this time, we anticipate that the changes in rental period for capped rental items and oxygen equipment will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations beginning in 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for “designated health services” if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement involving remuneration between us and the physician at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to penalties as well. On September 5, 2007, CMS published the third phase of its final rulemaking “Stark III.” The amendments reflected in Stark III were originally intended to go into effect on December 4, 2007; however, the Federal Register announced that publication of Stark III has been extended until March 26, 2008, and Phase II will remain in effect through that date.

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

Corporate Integrity Agreement

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008; the associated expense was previously recorded as legal settlement in the statement of operations for the three months and year ended December 31, 2007.

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The 2008 CIA is intended to promote continued compliance by the Company with the statutes, regulations, and written directives of Medicare, Medicaid, and all other federal health care programs. The 2008 CIA provides that we will maintain and enhance our existing compliance program. We are also subject to notification and reporting requirements with respect to specified events under the 2008 CIA. The 2008 CIA has a term of three years.

In addition, our Predecessor, Rotech Medical Corporation, and the OIG entered into a CIA (the “2002 CIA”) as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the 2002 CIA. The term of the 2002 CIA expired in February 2007. However, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to OIG’s request. We submitted our final annual report on June 28, 2007. If we were to be found in violation of any terms of the 2002 CIA, we may be subject to substantial penalties, including stipulated cash penalties ranging from one thousand to two thousand five hundred dollars per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

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

Quality Control

We are committed to providing consistently high quality equipment and services. Our quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual patient needs and to provide a high level of quality assurance and convenience to the patient and the referring physician. Licensed respiratory therapists and registered nurses provide professional health care support. The Joint Commission is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by the Joint Commission entails a lengthy review process that is conducted at least every three years. We believe that our accreditation by the Joint Commission is indicative of our commitment to providing consistently high quality equipment and services. Currently, all of our operating centers are accredited by the Joint Commission.

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

Results of Operations

The following table shows our results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues	$144,406	$144,323	$282,719	$279,691
Cost of net revenues:
Product and supply costs	37,443	38,600	70,343	74,297
Patient service equipment depreciation	12,923	11,991	27,583	23,638
Operating costs	5,280	5,899	11,293	11,861

Total cost of net revenues	55,646	56,490	109,219	109,796

Provision for doubtful accounts	5,117	4,153	9,979	8,586
Selling, general and administrative	76,277	74,701	154,567	150,970
Depreciation and amortization	3,221	3,296	6,741	7,387
Restructuring expense	1,929	—	1,929	—

Total costs and expenses	142,190	138,640	282,435	276,739

Operating income	2,216	5,683	284	2,952
Interest expense, net	12,204	12,028	24,612	22,095
Other (income) expense, net	(4)	(2)	2	48
Loss on extinguishment of debt	—	2	—	12,171

Loss before income taxes	(9,984)	(6,345)	(24,330)	(31,362)
Federal and state income tax expense (benefit)	156	233	(242)	(3,028)

Net loss	(10,140)	(6,578)	(24,088)	(28,334)
Accrued dividends on redeemable preferred stock	113	113	225	225

Net loss attributable to common stockholders	$(10,253)	$(6,691)	$(24,313)	$(28,559)

The following table shows our results of operations as a percentage of our net revenues for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	25.9%	26.7%	24.9%	26.6%
Patient service equipment depreciation	8.9%	8.3%	9.8%	8.5%
Operating costs	3.7%	4.1%	4.0%	4.2%

Total cost of net revenues	38.5%	39.1%	38.7%	39.3%

Provision for doubtful accounts	3.5%	2.9%	3.5%	3.1%
Selling, general and administrative	52.8%	51.8%	54.7%	54.0%
Depreciation and amortization	2.2%	2.3%	2.4%	2.6%
Restructuring expense	1.3%	—%	0.7%	—%

Total costs and expenses	98.3%	96.1%	100.0%	99.0%

Operating income	1.7%	3.9%	—%	1.0%
Interest expense, net	8.5%	8.3%	8.7%	7.9%
Other (income) expense, net	—%	—%	—%	—%
Loss on extinguishment of debt	—%	—%	—%	4.4%

Loss before income taxes	(6.8)%	(4.4)%	(8.7)%	(11.3)%
Federal and state income tax expense (benefit)	0.1%	0.2%	(0.1)%	(1.1)%

Net loss	(6.9)%	(4.6)%	(8.6)%	(10.2)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net loss attributable to common stockholders	(7.0)%	(4.7)%	(8.7)%	(10.3)%

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Total net revenues for the three months ended June 30, 2008 were $144.4 million as compared to $144.3 million for the comparable period in 2007. We estimate that the increase in net revenues of $0.1 million was comprised of 6.0% internal growth offset by Medicare price reductions of approximately 5.9% taking effect in 2008. Our internal growth is predominantly in our core oxygen and CPAP business, while Medicare price reductions have primarily impacted net revenues associated with nebulizer medications.

Net revenues for the three months ended June 30, 2008, were impacted by a change in ordering patterns for certain inhalation drugs by customers concerned about the potential loss of Medicare coverage of these drugs. In April of this year, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) issued a revision of the Nebulizer Local Coverage Determination (LCD) that would have effectively eliminated Medicare reimbursement and patient access to these medications as of July 1, 2008. In response to this potential loss of access, a significant number of our customers placed orders in June to receive a 90-day shipment of these drugs rather than a 30-day shipment. The net effect of this change in ordering patterns was to accelerate approximately $6.3 million of revenues in the second quarter that would otherwise be expected to occur in the third quarter. The Centers for Medicare and Medicaid Services (CMS) subsequently issued instructions to the DME MACs to delay the implementation of the LCD until November 1, 2008. Given the uncertainty with respect to future access to these medications after November 1, 2008, we expect that our pharmacy customers will again place orders to receive a 90-day drug shipment during the third quarter of 2008.

Cost of net revenues totaled $55.6 million for the three months ended June 30, 2008, a decrease of $0.8 million, or 1.5%, from the comparable period in 2007. The net decrease was primarily attributable to lower overall product and supply costs from changes in nebulizer medication product mix, offset by increased product costs incurred with the 90-day DuoNeb shipments in June 2008 as described above and increased depreciation on patient service equipment as a result of the shortening of the average estimated useful life from five years to four years. Cost of net revenues as a percentage of net revenue was 38.5% for the three months ended June 30, 2008 as compared to 39.1% for the comparable period in 2007.

The provision for doubtful accounts for the three months ended June 30, 2008 totaled $5.1 million, a $1.0 million increase from the comparable period in 2007. This increase was attributable to a slightly higher rate of bad debt associated with the collection of patient co-payments and deductibles.

Selling, general and administrative expenses for the three months ended June 30, 2008 totaled $76.3 million, an increase of $1.6 million, or 2.1%, from the comparable period in 2007. The increases in selling, general and administrative expenses were consistent with normal cost of living increases in employee-related costs, in addition to a 21.0% increase in fuel costs. Selling, general and administrative expenses as a percentage of net revenues increased to 52.8% for the three months ended June 30, 2008 from 51.8% for the three months ended June 30, 2007.

Depreciation and amortization for the three months ended June 30, 2008 totaled $3.2 million, a decrease of $0.1 million, or 2.3%, from the comparable period in 2007. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.2% as compared to 2.3% for the comparable period in 2007.

Restructuring expense for the three months ended June 30, 2008 totaled $1.9 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we have substantially completed a restructuring of our clinical programs and pharmacy operations. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products.

Net interest expense for the three months ended June 30, 2008 totaled $12.2 million, an increase of $0.2 million, or 1.5%, from the comparable period in 2007. The increase is primarily attributable to an increase of approximately $20.2 million in the average debt outstanding during the three months ended June 30, 2008 as compared to the comparable period in 2007, partially offset by a decrease of approximately 177 basis points in the average applicable variable interest rates.

Federal and state income tax expense for the three months ended June 30, 2008 was consistent with the amount for the comparable period in 2007. No federal tax benefit was recognized from the operating losses for either period. The net income tax expense relates to state tax liabilities from states requiring separate return filing or states which have minimum taxes based on business activity other than net income.

Net loss for the three months ended June 30, 2008 was $10.1 million compared to a net loss of $6.6 million for the comparable period in 2007. This $3.6 million increase in our net loss is primarily attributable to the $1.9 million restructuring expense and increased fuel costs.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Total net revenues for the six months ended June 30, 2008 were $282.7 million as compared to $279.7 million for the comparable period in 2007. We estimate that the increase in net revenues was comprised of 5.6% internal growth offset by Medicare price reductions of approximately 4.4% taking effect in 2008. Our internal growth is predominantly in our core oxygen and CPAP business, while Medicare price reductions have primarily impacted net revenues associated with nebulizer medications.

Net revenues for the six months ended June 30, 2008, were impacted by a change in ordering patterns for certain inhalation drugs by customers concerned about the potential loss of Medicare coverage of these drugs. In April of this year, the DME MACs issued a revision of the Nebulizer LCD that would have effectively eliminated Medicare reimbursement and patient access to these medications as of July 1, 2008. In response to this potential loss of access, a significant number of our customers placed orders in June to receive a 90-day shipment of these drugs rather than a 30-day shipment. The net effect of this change in ordering patterns was to accelerate approximately $6.3 million of revenues in the second quarter that would otherwise be expected to occur in the third quarter. CMS subsequently issued instructions to the DME MACs to delay the implementation of the LCD until November 1, 2008. Given the uncertainty with respect to future access to these medications after November 1, 2008, we expect that our pharmacy customers will again place orders to receive a 90-day drug shipment during the third quarter of 2008.

Cost of net revenues totaled $109.2 million for the six months ended June 30, 2008, a decrease of $0.6 million, or 0.5%, from the comparable period in 2007. The net decrease was primarily attributable lower product and supply costs attributable to changes in nebulizer medication product mix, offset by increased product costs incurred with the 90-day DuoNeb shipments in June 2008 as described above and increased depreciation on patient service equipment as a result of the shortening of the average estimated useful life of such equipment from five years to four years. Cost of net revenues as a percentage of net revenue was 38.7% for the six months ended June 30, 2008 as compared to 39.3% for the comparable period in 2007.

The provision for doubtful accounts for the six months ended June 30, 2008 totaled $10.0 million, a $1.4 million increase from the comparable period in 2007. This increase was attributable to a slightly higher rate of bad debt associated with the collection of patient co-payments and deductibles.

Selling, general and administrative expenses for the six months ended June 30, 2008 totaled $154.6 million, an increase of $3.6 million, or 2.4%, from the comparable period in 2007. The increases in selling, general and administrative expenses were consistent with normal cost of living increases in employee-related costs, in addition to a 24.4% increase in fuel costs. Selling, general and administrative expenses as a percentage of net revenues increased to 54.7% for the six months ended June 30, 2008 from 54.0% for the six months ended June 30, 2007.

Depreciation and amortization for the six months ended June 30, 2008 totaled $6.7 million, a decrease of $0.6 million, or 8.8%, from the comparable period in 2007. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.4% as compared to 2.6% for the comparable period in 2007.

Restructuring expense for the three months ended June 30, 2008 totaled $1.9 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we have substantially completed a restructuring of our clinical programs and pharmacy operations. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products.

Net interest expense for the six months ended June 30, 2008 totaled $24.6 million, an increase of $2.5 million, or 11.4%, from the comparable period in 2007. The increase is primarily attributable to an increase of approximately $59.1 million in the average debt outstanding during the six months ended June 30, 2008 as compared to the comparable period in 2007, partially offset by a decrease of approximately 32 basis points in the average applicable variable interest rates.

We recorded a loss on extinguishment of debt for the six months ended June 30, 2007 in the amount of $12.2 million. This amount equals the unamortized debt issuance costs from our September 15, 2006 refinancing, as well as prepayment premiums paid in accordance with the former credit agreement. This amount was written off on March 30, 2007 upon the closing of our new $180.0 million term loan and repayment of all amounts associated with the former credit facility. We did not incur any comparable expenses during the six months ended June 30, 2008.

Federal and state income tax benefit for the six months ended June 30, 2008 decreased to $0.2 million from $3.0 million for the comparable period in 2007. This decrease in tax benefit is primarily the result of a lower effective beneficial tax rate for the six months ended June 30, 2008 due to non-recognition of future benefits of current period losses.

Net loss for the six months ended June 30, 2008 was $24.1 million compared to a net loss of $28.3 million for the six months ended June 30, 2007. As outlined above, this $4.2 million decrease in our net loss is primarily attributable to the non-recurring prior year loss on extinguishment of debt, which contributed $12.2 million to the net loss for the six months ended June 30, 2007, offset by increased interest expense, the $1.9 million restructuring expense and increased fuel costs.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $17.9 million for the six months ended June 30, 2008, as compared to $12.2 million for the same period in 2007. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the six months ended June 30, 2008.

Accounts receivable before allowance for doubtful accounts increased to $86.3 million at June 30, 2008 from $84.6 million at December 31, 2007. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 29.2% and 31.5% as of June 30, 2008 and December 31, 2007, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 50.0 days at June 30, 2008 and December 31, 2007. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of June 30, 2008 and December 31, 2007:

June 30, 2008

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	45.1%	21.1%	2.9%	69.1%
Aged 91-180 days	6.0%	5.8%	3.1%	14.9%
Aged 181-360 days	4.4%	4.6%	2.0%	11.0%
Aged over 360 days	1.9%	2.1%	1.0%	5.0%

Total	57.4%	33.6%	9.0%	100.0%

December 31, 2007

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	35.2%	27.6%	2.8%	65.6%
Aged 91-180 days	5.6%	7.4%	2.4%	15.4%
Aged 181-360 days	5.4%	6.8%	2.6%	14.8%
Aged over 360 days	2.1%	1.7%	0.4%	4.2%

Total	48.3%	43.5%	8.2%	100.0%

Included in accounts receivable are earned but unbilled receivables of $24.5 million at June 30, 2008 and $25.1 million at December 31, 2007. These amounts include $3.6 million at June 30, 2008 and $4.5 million at December 31, 2007 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $26.6 million for the six months ended June 30, 2008, as compared to $36.9 million for the same period in 2007. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $26.6 million for the six months ended June 30, 2008 as compared to $24.4 million for the same period in 2007. The increase in 2008 capital expenditures is primarily attributable to patient growth and changes in the Medicare capped rental period, specifically for CPAP. During the six months ended June 30, 2007, we collateralized our letters of credit with restricted cash deposits of $12.5 million. There were no businesses acquired during the six months ended June 30, 2008 and 2007.

Cash flows provided by financing activities primarily relate to the refinancing of our former senior secured credit facility. On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

As of June 30, 2008, we had the following debt facilities and outstanding debt:

•

$203.1 million Senior Facility described above. As of June 30, 2008, the entire amount of the term loan was outstanding. As of June 30, 2008, the term loan bears interest at 9.0% (Eurodollar rate plus 6.0%). We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the six months ended June 30, 2008, a total of $10.7 million in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $203.1 million as of June 30, 2008. Accrued interest on the Senior Facility totaled $3.1 million at June 30, 2008 and $3.6 million at December 31, 2007.

•

$300.0 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our Predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both June 30, 2008 and December 31, 2007, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the six months ended June 30, 2008. Accrued interest on the senior subordinated notes totaled $6.8 million at both June 30, 2008 and December 31, 2007.

During the six months ended June 30, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and revolving credit facilities during the six months ended June 30, 2007 was $2.6 million. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

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

We have outstanding letters of credit totaling $12.2 million as of June 30, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13.3 million of restricted cash in our consolidated balance sheet as of June 30, 2008.

At June 30, 2008, we had current assets of $144.2 million and current liabilities of $65.2 million, resulting in working capital of $79.0 million and a current ratio of 2.2x. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2008. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months.

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

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relatively low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods, as a result of provisions included in the Deficit Reduction Act of 2005 that reduced the capped rental period for certain types of home medical equipment, including continuous positive airway pressure (CPAP) devices, from 15 months to 13 months beginning January 1, 2007, and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. On July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331). H.R. 6331 repeals the transfer of title to oxygen equipment at the end of the 36-month rental cap. We will be evaluating the impact of this policy change on the useful life assigned to the associated equipment. Any change in useful life resulting from H.R. 6331 will be reflected prospectively beginning July 1, 2008.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to enforcement action or other negative actions in connection with the FDA’s warning letter; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs that we have established; risks related to acquired businesses; the increased cost of transportation related to rising fuel prices; the costs and effects of legal proceedings; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008, we have $203.1 million outstanding under our payment-in-kind senior secured term loan. This term loan bears interest at a variable rate based upon the Eurodollar Rate plus 6.0% (or Base Rate plus 5%). Our earnings may be affected by changes in interest rates relating to this debt, as variable interest rates may rise and increase the amount of our interest expense. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $203.1 million outstanding balance on the term loan, we would incur approximately $2.0 million in additional interest expense on an annualized basis.

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

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008; the associated expense was previously recorded as legal settlement in the statement of operations for the three months and year ended December 31, 2007.

Other information related to our legal proceedings is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Risks related to our liquidity and our financing and capital structures

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is currently quoted on the OTC Bulletin Board, a service sponsored and operated by The Financial Industry Regulatory Authority (FINRA), which is an inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares. In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on NASDAQ or any other regional or national exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These and other factors may have an adverse impact on the trading and price of our securities, and may make it difficult for our stockholders to sell their shares in the open market when eligible to do so.

The wide fluctuations in trading prices, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 3a51-1 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors,” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth, or joint net worth with the person’s spouse, that exceeds $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock, and some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter of 2008, and $0.581 in the third quarter of 2008. We estimate that this reduction in ASP for DuoNeb will reduce our revenue by approximately $2.7 million per quarter as compared to the fourth quarter of 2007. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations is partially mitigated through the dispensing of generic DuoNeb.

Recently enacted legislation will further affect Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. Implemented on April 1, 2008, the new calculation methodology resulted in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. The reimbursement rate for a single dose albuterol was reduced from $1.105 in the first quarter of 2008 to $0.110 in the second quarter and $0.100 in the third quarter of 2008. This reduction in the reimbursement rate for single dose albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

On April 10, 2008, the DME MACs issued a local coverage determination that would cause further reductions in payments for certain drugs. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative.” For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the least costly alternative policy for levalbuterol until receipt of further guidance from CMS. In addition, on June 20, 2008, CMS delayed implementation of least costly alternative policies with respect to DuoNeb until November 1, 2008. We cannot predict the ultimate resolution of these least costly alternative policies; however, based upon current volumes, we estimate that, if implemented, the changes in reimbursement for levalbuterol and DuoNeb would further reduce our revenue by approximately $4.7 million per quarter.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

Recent legislation (see “Business—Government Regulation—Medicare Laws and Regulations” in Part I, Item 1 above) instructs CMS to establish and implement programs under which competitive bidding areas (CBAs) will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. We had been awarded contracts for 9 of the 10 CBAs. On July 15, 2008, however, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (H.R. 6331), which retroactively delays the implementation of competitive bidding for eighteen months and terminates all existing contracts previously awarded. CMS is expected to publish further guidance as to the implications of the new legislation. In the meantime, those items selected for competitive acquisition for round one will be paid under the fee schedules, although, effective January 1, 2009, H.R. 6331 decreased 2008 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. Based on current product volumes, management estimates that H.R. 6331 will negatively impact our annual revenue and net income by approximately $17.0 million. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the full impact of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

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

Risks related to the rising cost of transportation and fuel

We depend on ground transportation to deliver medical equipment and if fuel prices increase significantly, our results of operations could be adversely affected.

We depend on ground transportation to deliver medical equipment to our customers. Fuel prices have fluctuated significantly in recent years, and the recent rise in fuel prices has increased our operating expenses. For the six-month period ended June 30, 2008, we experienced a 24.4% increase in fuel costs. Fuel prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. A further increase in fuel prices could additionally adversely affect our results of operations. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations or the impact of higher energy prices on other cost elements. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, our profit margins, profitability, operating cash flows and results of operations could be further impacted.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 24, 2008. At the meeting, the stockholders:

(1)	elected the following six persons to serve as directors of the Company: Arthur J. Reimers, Philip L. Carter, James H. Bloem, Edward L. Kuntz and Arthur Siegel;

(2)	ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER		FOR	AGAINST/ WITHHELD	ABSTAINED
(1)	Election of Directors:

	Arthur J. Reimers	20,471,548	492,582	—
	Philip L. Carter	20,473,298	490,832	—
	James H. Bloem	20,331,948	632,182	—
	Edward L. Kuntz	20,273,394	690,786	—
	Arthur Siegel	20,331,948	632,182	—

(2)	Ratification of Independent Registered Public Accounting Firm	20,511,167	320,401	132,562

ITEM 5—Other Information

Effective June 12, 2008, the Company’s common stock was de-listed from the NASDAQ Stock Market and subsequently became eligible for quotation on the OTC Bulletin Board under the symbol ROHI.OB. The OTC Bulletin Board is a service sponsored and operated by The Financial Industry Regulatory Authority that displays real-time quotes, last sale prices and volume information in over-the-counter securities.

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

ROTECH HEALTHCARE INC.

Dated: August 8, 2008	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 8, 2008	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.