Form 10-Q
period 2008-09-30
ROTECH HEALTHCARE INC
filed 2008-11-12
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 4, 2008, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$66,859	$55,008
Accounts receivable, net	69,562	77,081
Other accounts receivable	2,994	3,398
Income taxes receivable	301	1,926
Inventories	8,486	11,509
Prepaid expenses	3,432	4,300
Deferred tax assets, net	—	124

Total current assets	151,634	153,346
Property and equipment, net	128,516	140,356
Intangible assets (less accumulated amortization of $8,824 at September 30, 2008 and $7,828 at December 31, 2007)	17,321	18,316
Other goodwill	—	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	—	163,154
Restricted cash	13,343	13,330
Other assets	12,561	14,395

	$323,375	$546,773

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$27,373	$28,183
Accrued expenses and other current liabilities	17,386	17,996
Accrued interest	16,849	10,479
Deferred revenue	11,120	10,696
Deferred tax liabilities, net	107	—
Current portion of long-term debt	335	1,287

Total current liabilities	73,170	68,641
Priority tax claim	751	1,216
Deferred tax liabilities, net	624	1,483
Other long-term liabilities	920	883
Long-term debt, less current portion	494,898	479,724
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, and 244,013 shares issued and outstanding at September 30, 2008 and 245,049 shares issued and outstanding at December 31, 2007	5,230	5,343
Stockholders’ deficit:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at September 30, 2008 and December 31, 2008	3	3
Additional paid-in capital	505,970	505,600
Accumulated deficit	(758,191)	(516,120)

Total stockholders’ deficit	(252,218)	(10,517)

	$323,375	$546,773

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenues	$132,828	$140,933	$415,548	$420,624
Cost of net revenues:
Product and supply costs	32,133	33,605	102,476	107,903
Patient service equipment depreciation	13,051	12,283	40,634	35,921
Operating costs	3,395	6,252	14,688	18,113

Total cost of net revenues	48,579	52,140	157,798	161,937

Provision for doubtful accounts	4,737	5,163	14,717	13,748
Selling, general and administrative	75,007	73,050	229,572	224,021
Depreciation and amortization	3,093	3,511	9,834	10,898
Goodwill impairment	207,030	—	207,030	—
Restructuring expense	380	—	2,309	—

Total costs and expenses	338,826	133,864	621,260	410,604

Operating (loss) income	(205,998)	7,069	(205,712)	10,020
Interest expense, net	11,908	12,099	36,520	34,194
Other expense (income), net	9	(385)	12	(337)
Loss on extinguishment of debt	—	—	—	12,171

Loss before income taxes	(217,915)	(4,645)	(242,244)	(36,008)
Federal and state income tax benefit	(270)	(1,583)	(511)	(4,611)

Net loss	(217,645)	(3,062)	(241,733)	(31,397)
Accrued dividends on redeemable preferred stock	113	113	338	338

Net loss attributable to common stockholders	$(217,758)	$(3,175)	$(242,071)	$(31,735)

Net loss per common share—basic	$(8.54)	$(0.12)	$(9.49)	$(1.24)

Net loss per common share—diluted	$(8.54)	$(0.12)	$(9.49)	$(1.24)

Weighted average shares outstanding—basic	25,505,270	25,505,270	25,505,270	25,499,556

Weighted average shares outstanding—diluted	25,505,270	25,505,270	25,505,270	25,499,556

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2008	2007
Net loss	$(241,733)	$(31,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	14,717	13,748
Depreciation and amortization	52,400	48,990
Loss on extinguishment of debt	—	12,171
Payment-in-kind interest added to long-term borrowings	15,310	—
Deferred income taxes	(628)	(2,195)
Goodwill impairment	207,030	—
Other reconciling adjustments	256	240
Changes in operating assets and liabilities:
Accounts receivable	(7,198)	(11,502)
Other receivables	404	(1,473)
Income taxes receivable	1,625	(1,805)
Inventories	3,023	(456)
Prepaid expenses	868	838
Other assets	(99)	(48)
Accounts payable and accrued expenses	(630)	1,962
Other long-term liabilities	37	275
Accrued interest	6,370	17,068
Income taxes payable	—	(1,225)
Deferred revenue	424	356

Net cash provided by operating activities	52,176	45,547

Cash flows from investing activities:
Purchases of property and equipment	(37,625)	(37,497)
Cash collateralization of letters of credit – restricted cash	(13)	(13,343)

Net cash used in investing activities	(37,638)	(50,840)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	7,000
Payments of short-term borrowings	—	(8,500)
Payments of long-term borrowings	—	(238)
Retirement of long-term borrowings	—	(94,525)
Proceeds from long-term borrowings	—	180,000
Debt issuance costs	—	(8,013)
Prepayment premium on long-term borrowings	—	(8,367)
Proceeds from short-swing profits	—	18
Payments of dividends on preferred stock	(450)	(450)
Principal payments on capital leases	(1,315)	(3,138)
Changes in liabilities subject to compromise/priority tax claim	(922)	(883)

Net cash (used in) provided by financing activities	(2,687)	62,904

Increase in cash and cash equivalents	11,851	57,611
Cash and cash equivalents, beginning of period	55,008	10,265

Cash and cash equivalents, end of period	$66,859	$67,876

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

We are highly leveraged. As of September 30, 2008, we had $495,233 of long-term debt outstanding. Although we are highly leveraged, our current cash projections indicate that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs for the next twelve months. Management believes that we have the ability to manage our cash flows in order to be able to meet our obligations as they become due during the next twelve months.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of September 30, 2008 and management believes that we will meet these covenant requirements for the next twelve months (see Note 10, Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3)	Summary of Significant Accounting Policies

Property and Equipment

Property and equipment are stated at cost. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relatively low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. We evaluate the useful life under the composite method on an annual basis. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods, as a result of provisions included in the Deficit Reduction Act of 2005 that reduced the capped rental period for certain types of home medical equipment, including continuous positive airway pressure (CPAP) devices, from 15 months to 13 months beginning January 1, 2007, and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. For the three and nine months ended September 30, 2008, the decrease in useful life resulted in approximately $768 and $4,713 of additional depreciation expense, respectively. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. On July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA). MIPPA repeals the transfer of title to oxygen equipment at the end of the 36-month rental cap. We have evaluated the impact of this policy change on the useful life assigned to the associated equipment and determined that no change in useful lives is necessary at this time.

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

Basic earnings per share (EPS) are computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings, including stock options and stock awards, and are based upon the weighted average number of common and common equivalent shares outstanding during the three and nine months ended September 30, 2008 and 2007. Anti-dilutive weighted average common equivalent shares including anti-dilutive stock options and the Series A convertible redeemable preferred stock (Series A Preferred) on an “if converted” basis totaling 4,822,716 and 4,923,527 for the three months ended September 30, 2008 and 2007, respectively, 4,877,808 and 3,727,204 for the nine months ended September 30, 2008 and 2007, respectively, are excluded from the computation of diluted EPS. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2008:
Basic and diluted EPS:
Net loss	$(217,645)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(217,758)	25,505,270	$(8.54)

For the Three Months Ended September 30, 2007:
Basic and diluted EPS:
Net loss	$(3,062)
Accrued dividends on redeemable preferred stock	113

Net loss attributable to common stockholders	$(3,175)	25,505,270	$(0.12)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2008:
Basic and diluted EPS:
Net loss	$(241,733)
Accrued dividends on redeemable preferred stock	338

Net loss attributable to common stockholders	$(242,071)	25,505,270	$(9.49)

For the Nine Months Ended September 30, 2007:
Basic and diluted EPS:
Net loss	$(31,397)
Accrued dividends on redeemable preferred stock	338

Net loss attributable to common stockholders	$(31,735)	25,499,556	$(1.24)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2007 annual meeting of the board of directors held on June 30, 2007, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of December 31, 2007 within “Accrued expenses and other liabilities” and were paid in January 2008. At the 2008 annual meeting of the board of directors held on June 24, 2008, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of September 30, 2008 within “Accrued expenses and other current liabilities.”

(6)	Goodwill and Other Intangible Assets

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), we completed our annual test for impairment as of September 30, 2008. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.

The second step of the impairment test compares the fair value of the Company, determined in the same manner as in a business combination, to the fair value of its assets and liabilities with the remainder being the implied fair value of goodwill. The second step was performed to determine the actual amount of the impairment as of September 30, 2008.

We determined that the fair value of our invested capital based upon a blend of market and income based approaches was less than the carrying value of our assets resulting in an impairment. This impairment is due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding. In determining the amount of the impairment, we compared the fair value of our invested capital to the fair value of our assets and liabilities with the remainder being the implied fair value of goodwill. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. Based upon the completed impairment test, we determined that the actual impairment was $207,030, equaling the full balance of our “Reorganization value in excess of fair value of identified assets – goodwill” and our “Other goodwill”. As such, in accordance with Statement 142, we recorded a non-cash impairment charge of $207,030 for the three and nine months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

The following table reflects the components of other identifiable intangible assets:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$3,900	$12,000	$3,450
Computer software	5,000	2,167	5,000	1,917
Acquired customer lists, trade names and other	7,025	2,757	7,025	2,461

Subtotal	24,025	8,824	24,025	7,828

Intangible assets not subject to amortization:
Trade name	1,120	—	1,120	—

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Medicare licenses	1,000	—	1,000	—

Subtotal	2,120	—	2,120	—

Total intangible assets	$26,145	$8,824	$26,145	$7,828

Amortization expense for the three and nine months ended September 30, 2008 was approximately $332 and $995, respectively. Amortization expense for the three and nine months ended September 30, 2007 was approximately $330 and $1,374, respectively. As of September 30, 2008 there was no balance in other goodwill and at December 31, 2007, other goodwill was approximately $43,876.

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

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Respiratory therapy equipment and services	$117,004	$125,043	$368,035	$373,190
Durable medical equipment	14,292	14,693	43,050	43,954
Other health care products	1,532	1,197	4,463	3,480

Net revenue	$132,828	$140,933	$415,548	$420,624

(8)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Department of Veterans Affairs (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 63.4% and 65.4% of our patient revenue for the three months ended September 30, 2008 and 2007, respectively, and 64.3% and 66.1% for the nine months ended September 30, 2008 and 2007, respectively.

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

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008; the associated expense was previously recorded as legal settlement in the statement of operations for the year ended December 31, 2007.

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

(10)	Debt

Our long-term debt consists of the following:

	September 30, 2008	December 31, 2007
Capital lease obligations with interest implied at fixed rates between 6.3% and 8.3%, due in equal monthly installments with terms expiring from June 2010 through December 2010, secured by equipment	$386	$504
Capital lease obligations with interest implied at a fixed rate of 10.8%, due in three installments payable in 2008 and 2009, secured by equipment	135	1,105
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	207,712	192,402
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	495,233	481,011
Less current portion	335	1,287

Total long-term debt	$494,898	$479,724

We entered into a credit agreement on March 30, 2007. Pursuant to such credit agreement, the lenders thereunder have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000. We used the proceeds of the senior credit facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. This senior credit facility is scheduled to mature on September 26, 2011. The interest rate under the credit agreement is based on the Base Rate, as defined in such credit agreement, plus 5% or the Eurodollar Rate plus 6% (9.0% as of September 30, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash during the nine months ended September 30, 2008. Accordingly, during the nine months ended September 30, 2008, a total of $15,310 in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $207,712 as of September 30, 2008. As of September 30, 2008, we have $3,195 in accrued interest on the payment-in-kind term loan. We incurred $8,013 of deferred financing costs associated with the closing of the new credit agreement in March 2007. Such costs are being amortized over the term of the loan under the effective interest method.

As a result of the termination of our former credit agreement dated September 15, 2006, we recorded a $12,171 loss on extinguishment of debt during the nine months ended September 30, 2007 (all of which was recorded during the three months ended March 31, 2007) related to unamortized debt issuance costs of $3,804 and prepayment premiums of $8,367 associated with the former credit agreement.

Our credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the senior facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The credit agreement also contains a financial covenant which requires us to maintain a specified minimum EBITDA threshold.

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

We have outstanding letters of credit totaling $12,198 as of September 30, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13,343 of restricted cash in our accompanying consolidated balance sheet as of September 30, 2008.

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

We recorded a net tax benefit of $270 for the three months ended September 30, 2008 and a net tax benefit of $511 for the nine months ended September 30, 2008. The year to date tax benefit is primarily the result of the favorable audit experiences with states resulting in a $628 reduction in our liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which is offset by current state tax expense of $117. We have provided a full valuation allowance against our remaining net deferred tax assets as of September 30, 2008 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized, based on a number of factors, including the goodwill impairment charges recorded during 2006 and 2008, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At September 30, 2008, we had available federal net operating loss (NOL) carryforwards of approximately $143,745. These remaining NOLs fully expire in 2027. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

Under FIN 48, we recorded a liability of $731 and $1,359 for unrecognized tax benefits related to various federal and state income tax matters as of September 30, 2008 and December 31, 2007, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets.

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

There is $111 and $209 of accrued interest related to uncertain tax positions as of September 30, 2008 and December 31, 2007, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Restructuring Expense

In response to the significant reductions in Medicare reimbursement for nebulizer medications, we have substantially completed a restructuring of our clinical programs and pharmacy operations. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products. In conjunction with this restructuring, we have recorded $380 and $2,309 of restructuring expense for the three and nine months ended September 30, 2008, respectively, which primarily consists of severance amounts payable to former employees. Unpaid severance payments of $314 are included in our accompanying consolidated balance sheet as of September 30, 2008 within “Accounts payable.”

Severance and Related Costs
Balance as of December 31, 2007	$—
Charges	2,309
Payments	(1,995)

Balance as of September 30, 2008	$314

(13)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the nine months ended September 30,
	2008	2007
Cash payments (receipts) for:
Interest	$14,206	$16,245
Income taxes	$(1,508)	$259
Non-cash investing activities:
Purchases of property and equipment included in accounts payable	$2,628	$3,392
Non-cash financing activities:
Payment-in-kind interest added to principal	$15,310	$6,974
Assets acquired under capital lease	$227	$348

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.1% and 88.7% of net revenues for the three months ended September 30, 2008 and 2007, respectively and 88.6% and 88.7% of net revenues for the nine months ended September 30, 2008 and 2007, respectively. Revenues from respiratory rental and related services include the rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues from the rental and sale of durable medical equipment, which accounted for 10.8% and 10.4% of net revenues for the three months ended September 30, 2008 and 2007, respectively and 10.4% and 10.4% of net revenues for the nine months ended September 30, 2008 and 2007, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third party payors, including Medicare, Medicaid, the Department of Veterans Affairs and private insurers.

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

Overview

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our long-term debt in March 2007, interest payments due under our senior subordinated notes, accruing interest under our senior secured debt, capital expenditure requirements, and the extreme volatility and disruption of available liquidity in the credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•

We expect that the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the Deficit Reduction Act of 2005, will materially adversely affect our revenues, profit margins, profitability, operating cash flows and results of operations commencing in 2009. Based upon the information currently available, the financial impact of the 36-month rental cap will be dependent upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We continue to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We will be undertaking a series of operational restructuring initiatives in an effort to offset some of the impact of this reduction in Medicare reimbursement; however, such initiatives are not without risk and there can be no assurance that we will be able to offset all, or even a substantial portion of, this impact.

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

•

We continue to explore various strategic transactions and, if our efforts are not successful, we may be required to consider additional alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock. The recent disruptions in the securities and credit markets will likely make it more difficult for us to complete a strategic transaction in the near future.

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to explore various strategic transactions, such as an acquisition, merger, debt exchange, equity offering, or a combination of any such transactions. At September 30, 2008, we had approximately $495.2 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. Beginning in 2009, we expect that CMS’ final rule to implement the DRA’s 36-month rental cap on oxygen equipment with regard to oxygen reimbursement as released in November 2006 will have a material adverse impact on our revenues. In addition, recent legislation includes a 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment, effective January 1, 2009. This reimbursement reduction will also have a material adverse impact our revenues. The risks and uncertainties related to the DRA’s 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail below under the heading “Medicare Laws and Regulations” and “Risk Factors—Changes in the reimbursement methodology for oxygen equipment in use by a Medicare beneficiary are likely to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operation.” We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position. However, the recent disruption in the securities and credit markets will likely make it more difficult for us to complete such a transaction in the near future.

We will be undertaking a series of operational restructuring initiatives in an effort to offset some of the impact of these reductions in Medicare reimbursement; however, such initiatives are not without risk and there can be no assurance that we will be able to offset all, or even a substantial portion of, this impact.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the Department of Veterans Affairs (VA) and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 63.4% and 65.4% of our patient revenue for the three months ended September 30, 2008 and 2007, respectively and 64.3% and 66.1% of our patient revenue for the nine months ended September 30, 2008 and 2007, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

In addition to its inherent reasonableness authority, CMS has reduced the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either its inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS and its contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below). We cannot predict whether this court decision will be appealed by DHHS or whether CMS or its contractors will continue to apply least costly alternative policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

Recent legislation, each of which has been signed into law, including the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that negatively impact reimbursement for the primary HME products that we provide. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered

Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for HME items subject to capped rental payments beginning January 1, 2007. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME and implemented quality standards and accreditation requirements for HME suppliers. The SCHIP Extension Act, DRA and MMA provisions, and the Medicare Improvement for Patients and Providers Act of 2008 (described below), when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal of VA contracts, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care, including competitive bidding initiatives, measures that impose quality standards as a prerequisite to payment, policies reducing certain HME payment rates and restricting coverage and payment for inhalation drugs, and refinements to payments for oxygen and oxygen equipment.

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

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA). MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

(2) Certain Clinical Conditions, Accreditation Requirements and Quality Standards. The MMA required establishment and implementation of new clinical conditions of coverage for HME products and quality standards for HME suppliers. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. CMS published its quality standards and criteria for accrediting organizations for HME suppliers in 2006 and revised some of these standards in October 2008. As an entity that bills Medicare and receives payment from the program, we are subject to these standards. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards. These standards, which are applied by independent accreditation organizations, include business-related standards, such as financial and human resources management requirements, which would be applicable to all HME suppliers, and product-specific quality standards, which focus on product specialization and service standards. The product specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment.

Currently, all of our operating centers are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round one competitive bid suppliers were required to become accredited by October 31, 2007 to be selected as a contract supplier. However, because the enactment of MIPPA delays the competitive bidding program, all suppliers will now be required to be accredited by September 30, 2009.

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

The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (AWP) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a significant reduction in payment rates for inhalation drugs. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The current dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs is $66. This dispensing fee has remained unchanged since 2006. Future changes from quarterly updates to ASP pricing, as well as any future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Effective January 1, 2007, CMS established new billing codes and payment methodologies for compounded inhalation drugs, including albuterol and ipratropium. The revised codes distinguish compounded from non-compounded drugs, and Medicare payments for compounded formulations are to be based on invoices for the compounded materials. In March 2007, as discussed further below, final Medicare coverage policies were issued, announcing discontinuation of coverage for compounded inhalation drugs, effective for claims with dates of service on or after July 1, 2007. Our compounding activities with respect to other inhalation drugs were not material and as of April 1, 2007, we discontinued all compounding operations.

Effective July 1, 2007, CMS also revised its billing codes for non-compounded albuterol and levalbuterol. Payment rates for these products were based on a weighted average of the average sales prices for both products. The 2007 Medicare payment rates for concentrated and single dose albuterol and levalbuterol were as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2007 – 3/31/2007	$0.071	$0.989	$0.163	$3.478
4/1/2007 – 6/30/2007	$0.071	$0.922	$0.203	$3.838
7/1/2007 – 9/30/2007	$0.127	$0.127	$1.313	$1.313
10/1/2007 – 12/31/2007	$0.131	$0.131	$1.048	$1.048

The SCHIP Extension Act incorporated a special rule, effective April 1, 2008, such that albuterol payment rates were no longer combined with those of levalbuterol. This resulted in a decrease in the payment amounts for albuterol. The 2008 Medicare payment rates for concentrated and single dose albuterol and levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 – 3/31/2008	$0.153	$0.153	$1.105	$1.105
4/1/2008 – 6/30/2008	$0.070	$0.135	$0.110	$0.698
7/1/2008 – 9/30/2008	$0.082	$0.120	$0.100	$0.575
10/1/2008 – 12/31/2008	$0.084	$0.155	$0.110	$0.530

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter 2008, $0.581 in the third quarter 2008 and $0.307 in the fourth quarter 2008. We estimate that this reduction in ASP for DuoNeb will reduce our revenue by approximately $2.7 million per quarter as compared to the fourth quarter of 2007. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations is partially mitigated through the dispensing of generic DuoNeb.

In addition to these decreases in payment amounts for albuterol, levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative,” or LCA. For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of least costly alternative policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court in the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. We cannot predict whether this court decision will be appealed by DHHS or whether CMS or its contractors will continue to apply least costly alternative policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

(4) Reductions in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for certain of our HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. After the 36-month rental cap, payment is made only for oxygen and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (discussed in more detail below).

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen- generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities required by MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment, CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS is also soliciting public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years, computed based on the date the equipment is delivered to the beneficiary. CMS has indicated that it will continue to provide additional program guidance on specific policies and rules related to implementation of the changes to Medicare payment for oxygen and oxygen equipment mandated by both MIPPA and the DRA.

The financial impact of the 36-month rental cap will be dependent upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We continue to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

FDA Requirements

Under the Federal Food Drug and Cosmetic Act (FFDCA), the Food and Drug Administration (FDA) imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA and with regulatory authorities in the states in which we do business, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. Our sites have historically been subject to regular inspections by federal and state regulatory authorities. We have received notices of inspectional observations and warning letters at the conclusion of some of these inspections. Where required, we have taken corrective actions to address the inspectional observations identified during these inspections. We continue to expend significant time, money and other resources in our effort to achieve substantial compliance with the FDA’s cGMP regulations and the state laws applicable to our medical gas operations in the jurisdictions in which we do business. Failure to comply with the FDA and other federal and state regulatory requirements could subject us to possible legal or regulatory action, such as further warning letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties.

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

Competition

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American HomePatient, Inc., Praxair, Inc. and Air Products and Chemicals, Inc. The rest of the market consists of several medium-size competitors, as well as numerous small (under $5 million in revenues) local operations. We also face competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. We believe that the most important competitive factors in the regional and local markets are:

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

Results of Operations

The following table shows our results of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenues	$132,828	$140,933	$415,548	$420,624
Cost of net revenues:
Product and supply costs	32,133	33,605	102,476	107,903
Patient service equipment depreciation	13,051	12,283	40,634	35,921
Operating costs	3,395	6,252	14,688	18,113

Total cost of net revenues	48,579	52,140	157,798	161,937

Provision for doubtful accounts	4,737	5,163	14,717	13,748
Selling, general and administrative	75,007	73,050	229,572	224,021
Depreciation and amortization	3,093	3,511	9,834	10,898
Goodwill impairment	207,030	—	207,030	—
Restructuring expense	380	—	2,309	—

Total costs and expenses	338,826	133,864	621,260	410,604

Operating (loss) income	(205,998)	7,069	(205,712)	10,020
Interest expense, net	11,908	12,099	36,520	34,194
Other expense (income), net	9	(385)	12	(337)
Loss on extinguishment of debt	—	—	—	12,171

Loss before income taxes	(217,915)	(4,645)	(242,244)	(36,008)
Federal and state income tax benefit	(270)	(1,583)	(511)	(4,611)

Net loss	(217,645)	(3,062)	(241,733)	(31,397)
Accrued dividends on redeemable preferred stock	113	113	338	338

Net loss attributable to common stockholders	$(217,758)	$(3,175)	$(242,071)	$(31,735)

The following table shows our results of operations as a percentage of our net revenues for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues:
Product and supply costs	24.2%	23.8%	24.7%	25.7%
Patient service equipment depreciation	9.8%	8.7%	9.8%	8.5%
Operating costs	2.6%	4.4%	3.5%	4.3%

Total cost of net revenues	36.6%	36.9%	38.0%	38.5%

Provision for doubtful accounts	3.6%	3.7%	3.5%	3.3%
Selling, general and administrative	56.5%	51.8%	55.2%	53.3%
Depreciation and amortization	2.3%	2.5%	2.4%	2.6%
Goodwill impairment	155.9%	—%	49.8%	—%
Restructuring expense	0.3%	—%	0.6%	—%

Total costs and expenses	255.2%	94.9%	149.5%	97.7%

Operating (loss) income	(155.2)%	5.1%	(49.5)%	2.3%
Interest expense, net	9.0%	8.6%	8.8%	8.1%
Other expense (income), net	—%	(0.3)%	—%	(0.1)%
Loss on extinguishment of debt	—%	—%	—%	2.9%

Loss before income taxes	(164.2)%	(3.2)%	(58.3)%	(8.6)%
Federal and state income tax benefit	(0.2)%	(1.1)%	(0.1)%	(1.1)%

Net loss	(164.0)%	(2.1)%	(58.2)%	(7.5)%
Accrued dividends on redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net loss attributable to common stockholders	(164.1)%	(2.2)%	(58.3)%	(7.6)%

Three months ended September 30, 2008 as compared to the three months ended September 30, 2007

Total net revenues for the three months ended September 30, 2008 were $132.8 million as compared to $140.9 million for the comparable period in 2007. The decrease in net revenues was primarily attributable to Medicare price reductions taking effect in 2008 which reduced net revenues for the three months ended September 30, 2008 by approximately 6.7%, partially offset by 1.7% internal growth. Our internal growth is predominantly in our core oxygen and CPAP business, while Medicare price reductions have primarily impacted net revenues associated with nebulizer medications.

Cost of net revenues totaled $48.6 million for the three months ended September 30, 2008, a decrease of $3.6 million, or 6.8%, from the comparable period in 2007. The net decrease was primarily attributable to lower overall product and supply costs from changes in nebulizer medication volume and product mix, offset by increased depreciation on patient service equipment as a result of the shortening of the average estimated useful life from five years to four years. Cost of net revenues as a percentage of net revenue was 36.6% for the three months ended September 30, 2008 as compared to 36.9% for the comparable period in 2007.

The provision for doubtful accounts for the three months ended September 30, 2008 totaled $4.7 million, a $0.4 million decrease from the comparable period in 2007. This decrease is consistent with the above noted decline in net revenues.

Selling, general and administrative expenses for the three months ended September 30, 2008 totaled $75.0 million, an increase of $2.0 million, or 2.7%, from the comparable period in 2007. The increase in selling, general and administrative expenses was primarily attributable to an increase in fuel and occupancy costs, net of salaries and benefits reductions resulting from the restructuring of our clinical programs and pharmacy operations. Selling, general and administrative expenses as a percentage of net revenues increased to 56.5% for the three months ended September 30, 2008 from 51.8% for the three months ended September 30, 2007.

Depreciation and amortization for the three months ended September 30, 2008 totaled $3.1 million, a decrease of $0.4 million, or 11.9%, from the comparable period in 2007. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.3% as compared to 2.5% for the comparable period in 2007.

Due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding, we recorded a non-cash goodwill impairment charge of $207.0 million during the three months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Restructuring expense for the three months ended September 30, 2008 totaled $0.4 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we have substantially completed a restructuring of our clinical programs and pharmacy operations. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products.

Net interest expense for the three months ended September 30, 2008 totaled $11.9 million, a decrease of $0.2 million, or 1.6%, from the comparable period in 2007. The decrease is primarily attributable to a decrease of approximately 238 basis points in the average applicable variable interest rates partially offset by an increase of approximately $20.9 million in the average debt outstanding during the three months ended September 30, 2008 as compared to the comparable period in 2007.

Federal and state income tax benefit for the three months ended September 30, 2008 was consistent with the amount for the comparable period in 2007. No federal tax benefit was recognized from the operating losses for either period. The net income tax benefit relates to a reduction in state tax liabilities from states requiring separate return filing or states which have minimum taxes based on business activity other than net income.

Net loss for the three months ended September 30, 2008 was $217.6 million compared to a net loss of $3.1 million for the comparable period in 2007. This $214.6 million increase in our net loss is primarily attributable to the $207.0 million non-cash goodwill impairment charge and reductions in Medicare reimbursement for nebulizer medications.

Nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

Total net revenues for the nine months ended September 30, 2008 were $415.5 million as compared to $420.6 million for the comparable period in 2007. The decrease in net revenues was comprised primarily of Medicare price reductions of approximately 4.9% taking effect in 2008 offset by 3.6% internal growth. Our internal growth is predominantly in our core oxygen and CPAP business, while Medicare price reductions have primarily impacted net revenues associated with nebulizer medications.

Cost of net revenues totaled $157.8 million for the nine months ended September 30, 2008, a decrease of $4.1 million, or 2.6%, from the comparable period in 2007. The net decrease was primarily attributable to lower product and supply costs attributable to changes in nebulizer medication volume and product mix, offset by increased depreciation on patient service equipment as a result of the shortening of the average estimated useful life of such equipment from five years to four years. Cost of net revenues as a percentage of net revenue was 38.0% for the nine months ended September 30, 2008 as compared to 38.5% for the comparable period in 2007.

The provision for doubtful accounts for the nine months ended September 30, 2008 totaled $14.7 million, a $1.0 million increase from the comparable period in 2007. This increase was attributable to a slightly higher rate of bad debt associated with the collection of patient co-payments and deductibles.

Selling, general and administrative expenses for the nine months ended September 30, 2008 totaled $229.6 million, an increase of $5.6 million, or 2.5%, from the comparable period in 2007. The increase in selling, general and administrative expenses was primarily attributable to an increase in fuel and occupancy costs, net of salaries and benefits reductions resulting from the restructuring of our clinical programs and pharmacy operations. Selling, general and administrative expenses as a percentage of net revenues increased to 55.2% for the nine months ended September 30, 2008 from 53.3% for the nine months ended September 30, 2007.

Depreciation and amortization for the nine months ended September 30, 2008 totaled $9.8 million, a decrease of $1.1 million, or 9.8%, from the comparable period in 2007. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.4% as compared to 2.6% for the comparable period in 2007.

Due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding, we recorded a non-cash goodwill impairment charge of $207.0 million during the nine months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Restructuring expense for the nine months ended September 30, 2008 totaled $2.3 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we have substantially completed a restructuring of our clinical programs and pharmacy operations. We believe that the changes associated with this restructuring will allow us to continue offering mail-order nebulizer medications to our patients absent any further significant reductions in Medicare reimbursement for these products.

Net interest expense for the nine months ended September 30, 2008 totaled $36.5 million, an increase of $2.3 million, or 6.8%, from the comparable period in 2007. The increase is primarily attributable to an increase of approximately $46.4 million in the average debt outstanding during the nine months ended September 30, 2008 as compared to the comparable period in 2007, partially offset by a decrease of approximately 107 basis points in the average applicable variable interest rates.

We recorded a loss on extinguishment of debt for the nine months ended September 30, 2007 in the amount of $12.2 million. This amount equals the unamortized debt issuance costs from our September 15, 2006 refinancing, as well as prepayment premiums paid in accordance with the former credit agreement. This amount was written off on March 30, 2007 upon the closing of our new $180.0 million term loan and repayment of all amounts associated with the former credit facility. We did not incur any comparable expenses during the nine months ended September 30, 2008.

Federal and state income tax benefit for the nine months ended September 30, 2008 decreased to $0.5 million from $4.6 million for the comparable period in 2007. This decrease in tax benefit is primarily the result of a lower effective beneficial tax rate for the nine months ended September 30, 2008 due to non-recognition of future benefits of current period losses.

Net loss for the nine months ended September 30, 2008 was $241.7 million compared to a net loss of $31.4 million for the nine months ended September 30, 2007. As outlined above, this $210.3 million increase in our net loss is primarily attributable to the $207.0 million non-cash goodwill impairment charge and reductions in Medicare reimbursement for nebulizer medications, offset by a non-recurring prior year loss on extinguishment of debt, which contributed $12.2 million to the net loss for the nine months ended September 30, 2007.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $52.2 million for the nine months ended September 30, 2008, as compared to $45.5 million for the same period in 2007. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the nine months ended September 30, 2008.

Accounts receivable before allowance for doubtful accounts decreased to $74.9 million at September 30, 2008 from $84.6 million at December 31, 2007. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 31.9% and 31.5% as of September 30, 2008 and December 31, 2007, respectively. Days sales outstanding (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 47.1 days at September 30, 2008 and 50.0 days at December 31, 2007. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of September 30, 2008 and December 31, 2007:

September 30, 2008

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	43.4%	21.4%	3.5%	68.3%
Aged 91-180 days	6.1%	5.9%	2.7%	14.7%
Aged 181-360 days	4.7%	4.8%	2.6%	12.1%
Aged over 360 days	1.7%	2.1%	1.1%	4.9%

Total	55.9%	34.2%	9.9%	100.0%

December 31, 2007

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	35.2%	27.6%	2.8%	65.6%
Aged 91-180 days	5.6%	7.4%	2.4%	15.4%
Aged 181-360 days	5.4%	6.8%	2.6%	14.8%
Aged over 360 days	2.1%	1.7%	0.4%	4.2%

Total	48.3%	43.5%	8.2%	100.0%

Included in accounts receivable are earned but unbilled receivables of $21.2 million at September 30, 2008 and $25.1 million at December 31, 2007. These amounts include $3.1 million at September 30, 2008 and $4.5 million at December 31, 2007 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $37.6 million for the nine months ended September 30, 2008, as compared to $50.8 million for the same period in 2007. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $37.6 million for the nine months ended September 30, 2008 as compared to $37.5 million for the same period in 2007. Capital expenditures remained consistent year over year. During the nine months ended September 30, 2007, we utilized approximately $13.0 million as cash collateral, including $12.5 million related to outstanding letters of credit. There were no businesses acquired during the nine months ended September 30, 2008 and 2007.

Cash flows provided by financing activities primarily relate to the refinancing of our former senior secured credit facility. On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is based on the Base Rate plus 5% or the Eurodollar Rate plus 6%. The interest period, at our election, can be one, two, three or nine months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

As of September 30, 2008, we had the following debt facilities and outstanding debt:

•

$207.7 million Senior Facility described above. As of September 30, 2008, the entire amount of the term loan was outstanding. As of September 30, 2008, the term loan bears interest at 9.0% (Eurodollar rate plus 6.0%). We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the nine months ended September 30, 2008, a total of $15.3 million in accrued interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $207.7 million as of September 30, 2008. Accrued interest on the Senior Facility totaled $3.2 million at September 30, 2008 and $3.6 million at December 31, 2007.

•

$300.0 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our Predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both September 30, 2008 and December 31, 2007, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the nine months ended September 30, 2008. Accrued interest on the senior subordinated notes totaled $13.6 million at September 30, 2008 and $6.8 million at December 31, 2007.

During the nine months ended September 30, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and revolving credit facilities during the nine months ended September 30, 2007 was $2.6 million. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

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

We have outstanding letters of credit totaling $12.2 million as of September 30, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $13.3 million of restricted cash in our consolidated balance sheet as of September 30, 2008.

At September 30, 2008, we had current assets of $151.6 million and current liabilities of $73.1 million, resulting in working capital of $78.5 million and a current ratio of 2x. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2008. Based on current conditions and the planned operational restructuring initiatives, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months.

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

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relatively low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods, as a result of provisions included in the Deficit Reduction Act of 2005 that reduced the capped rental period for certain types of home medical equipment, including continuous positive airway pressure (CPAP) devices, from 15 months to 13 months beginning January 1, 2007, and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. On July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA). MIPPA repeals the transfer of title to oxygen equipment at the end of the 36-month rental cap. We have evaluated the impact of this policy change on the useful life assigned to the associated equipment and determined that no change in useful lives is necessary at this time.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2008, we have $207.7 million outstanding under our payment-in-kind senior secured term loan. This term loan bears interest at a variable rate based upon the Eurodollar Rate plus 6.0% (or Base Rate plus 5%). Our earnings may be affected by changes in interest rates relating to this debt, as variable interest rates may rise and increase the amount of our interest expense. Assuming a hypothetical increase of one percentage point for the variable interest rate applicable to the $207.7 million outstanding balance on the term loan, we would incur approximately $2.1 million in additional interest expense on an annualized basis.

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

We have made no changes during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Risks related to our liquidity and our financing and capital structures

The crisis in the financial markets and sustained weakening of the economy could significantly impact our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

As widely reported, financial markets in the United States and the rest of the world have been experiencing extreme disruption recently, including, among other things, extreme volatility in security prices, as well as severely diminished liquidity and credit availability. In addition, the United States has entered into an economic recession which could, among other negative effects, increase unemployment and reduce expenditures from our customers. As a result, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. The current economic and market conditions could also result in a decrease in the demand for our products and services. In addition, the disruption of the securities and credit markets could make it more difficult for us to complete a strategic transaction with a third party. We are not able to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States. However, if economic conditions continue to worsen, it is possible these factors could result in a decline in our future profitability and cash from operating activities.

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

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A significant percentage of our business is derived from the sale of Medicare-covered respiratory medications, and 2003 legislation imposed significant reductions in Medicare reimbursement for such inhalation drugs.

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), Medicare reimbursement for covered Medicare Part B drugs, including inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (AWP) for the drug. The MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries were reimbursed at 106 percent of the volume-weighted average sales price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in the MMA. Implementation of the ASP-based formula resulted in a dramatic reduction in payment rates for inhalation drugs in 2005 and beyond.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter of 2008, $0.581 in the third quarter of 2008 and $0.307 in the fourth quarter 2008. We estimate that this reduction in ASP for DuoNeb will reduce our revenue by approximately $2.7 million per quarter as compared to the fourth quarter of 2007. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations is partially mitigated through the dispensing of generic DuoNeb.

Recently enacted legislation will further affect Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (SCHIP Extension Act) requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. Implemented on April 1, 2008, the new calculation methodology resulted in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. The reimbursement rate for a single dose albuterol was reduced from $1.105 in the first quarter of 2008 to $0.110 in the second quarter 2008, $0.100 in the third quarter and $0.110 in the fourth quarter of 2008. This reduction in the reimbursement rate for single dose albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Recent regulatory changes subject the Medicare reimbursement rates for our equipment and services to additional reductions and to potential discretionary adjustment by CMS, which could reduce our revenues, net income and cash flows.

The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The final December 2005 regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS) and its contractors (the Durable Medical Equipment Medicare Administrative Contractors or DME MACs) to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS reduced the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME – a process not required for LCA determinations made on individual claims. Using either its inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below).

On April 10, 2008, the DME MACs issued a local coverage determination that would cause further reductions in payments for certain drugs. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative,” or LCA. For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the least costly alternative policy for levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of least costly alternative policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court for the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. We cannot predict whether this court decision will be appealed by DHHS or whether CMS or its contractors will continue to apply least costly alternative policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

Changes in the reimbursement methodology for oxygen equipment in use by a Medicare beneficiary are likely to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The DRA which was signed into law on February 8, 2006 changed the reimbursement methodology for oxygen equipment. Prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after title transfers to the beneficiary. Accordingly, the first month in which the new payment methodology will impact our revenues and profitability is January 2009.

        On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the final rule, CMS acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen generating equipment beginning six months after the 36-month rental cap. With the passage of MIPPA on July 15, 2008, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. After the 36-month rental cap, payment is made only for oxygen and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty).

On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities required by MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen equipment (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS is also soliciting public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years, computed based on the date the equipment is delivered to the beneficiary. CMS has indicated that it will continue to provide additional program guidance on specific policies and rules related to implementation of the changes to Medicare payment for oxygen and oxygen equipment mandated by both MIPPA and the DRA.

The DRA and MIPPA oxygen provisions and related regulations represented a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The financial impact of the 36-month rental cap will be dependent upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We continue to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

It is anticipated that Congress will continue to revisit the issue of physician payment rates and other Medicare program issues in 2008 and beyond. Further reductions in Medicare reimbursement for oxygen equipment would have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

Recent legislation (see “Business—Government Regulation—Medicare Laws and Regulations” in Part I, Item 1 above) instructs CMS to establish and implement programs under which competitive bidding areas (CBAs) will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. We had been awarded contracts for 9 of the 10 CBAs. On July 15, 2008, however, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), which retroactively delays the implementation of competitive bidding for eighteen months and terminates all existing contracts previously awarded. CMS is expected to publish further guidance as to the implications of the new legislation. In the meantime, those items selected for competitive acquisition for round one will be paid under the fee schedules, although, effective January 1, 2009, MIPPA decreased 2008 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the full impact of competitive bidding, nor can we predict the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

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

We depend on ground transportation to deliver medical equipment to our customers. Fuel prices have fluctuated significantly in recent years, and the recent rise in fuel prices has increased our operating expenses. For the nine-month period ended September 30, 2008, we experienced a 28.3% increase in fuel costs. Fuel prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. A further increase in fuel prices could additionally adversely affect our results of operations. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations or the impact of higher energy prices on other cost elements. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, our profit margins, profitability, operating cash flows and results of operations could be further impacted.

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

ITEM 6—Exhibits

(a) Exhibits:

10.1	Second Amended and Restated Employment Agreement with Philip L. Carter, dated October 6, 2008.

10.2	Second Amended and Restated Employment Agreement with Michael R. Dobbs, dated October 6, 2008.

10.3	Second Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene, dated October 6, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: November 12, 2008	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: November 12, 2008	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Second Amended and Restated Employment Agreement with Philip L. Carter, dated October 6, 2008.

10.2	Second Amended and Restated Employment Agreement with Michael R. Dobbs, dated October 6, 2008.

10.3	Second Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene, dated October 6, 2008.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.