Form 10-K
period 2008-12-31
ROTECH HEALTHCARE INC
filed 2009-03-06
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Common Stock, $0.0001 par value per share

OTCBB

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

As of June 30, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant was $2,969,852 based on the closing sale price of $0.13 on such date as quoted on the OTC Bulletin Board.

As of March 6, 2009, the registrant had 25,505,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will,” “could,” “should,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements, and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs; the increased cost of transportation related to rising fuel prices; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our credit agreement; the risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this report and under the heading “Certain Significant Risks and Uncertainties” in Note 14 of the Consolidated Financial Statements included herein and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

ITEM 1.	BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of oxygen, other respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 450 operating locations located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, most typically associated with chronic obstructive pulmonary diseases (COPD). COPD is a group of diseases of the lungs in which the airways become narrowed. This leads to a limitation of the flow of air to and from the lungs causing shortness of breath. COPD is the fourth most common cause of death in the US and includes the diagnoses of chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders.

Our Service Lines

Oxygen and Other Respiratory Therapy Equipment and Services

Rentals and sales of oxygen and other respiratory therapy equipment and services represent 88.6% of our net revenues for the year ended December 31, 2008.

Patients in need of oxygen and other respiratory therapy equipment and services typically suffer from breathing disorders, such as COPD, obstructive sleep apnea and other cardiopulmonary disorders. Individuals diagnosed with COPD or similar diseases are often elderly and generally will require treatment for the rest of their lives. The majority of our oxygen and other respiratory therapy equipment is rented and reimbursed on a monthly basis.

Patients are generally referred to us by their physician or a hospital discharge planner. Upon receipt of a referral, our local customer service representative obtains the necessary medical and insurance coverage information, assignment of benefits, and coordinates equipment delivery. Equipment delivery and setup is performed in the patient’s home by one of our patient service technicians or clinicians who then provide instruction and training to the patient and the patient’s family regarding appropriate equipment use and maintenance, and compliance with the prescribed therapy. Following the initial delivery and setup, our patient service technicians and/or clinicians make periodic visits to the patient’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment are coordinated with the prescribing physician and, during the period that we provide services and equipment for a patient, the patient remains under the physician’s care and medical supervision. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians and in accordance with applicable state laws. We provide 24-hour on-call coverage to our patients through a centralized after-hours call center.

The following oxygen delivery systems are used in various combinations to meet our patient’s needs. Each system and combination has different characteristics that make it more or less suitable to specific patient applications.

Oxygen Concentrator

A concentrator is a device that separates oxygen from room air. It is small, reliable and generally provides the least expensive supply of oxygen to the patient. The concentrator is not an ambulatory product. It stays in the room in which it is placed, and patients use different lengths of oxygen tubing to continue to receive oxygen while moving around.

Liquid Oxygen

Liquid oxygen is delivered to the patient’s home in a base unit that can be the primary source of oxygen while at home and can be used to fill a smaller portable unit when the patient leaves home. Conventional liquid oxygen vessels require no power source to operate, making it an appropriate choice for patients in areas with frequent power outages. Conventional liquid oxygen systems are quiet and have no major moving parts. When the conventional liquid oxygen base unit is used as the primary oxygen source, it needs to be refilled approximately every two weeks, depending on the patient’s consumption rate and liter flow.

High Pressure Oxygen Cylinders	Typically, cylinders of varying sizes are used as backup systems and for use when an oxygen concentrator patient travels outside the home.
Homefill System

A homefill system is used in conjunction with an oxygen concentrator. The homefill unit allows the patient to fill their own oxygen cylinders at home using oxygen generated by their oxygen concentrator.

Portable Oxygen Concentrator	A portable oxygen concentrator works in the same way as a regular oxygen concentrator with the addition of a battery and AC/DC adapter. Portable concentrators are generally used for travel purposes and not as the primary oxygen system in the patient’s home.

In addition to home oxygen, we also provide other home respiratory therapy equipment and services to our patients, including:

CPAP Devices and Supplies (continuous positive airway pressure)

CPAPs are primarily used for the home treatment of obstructive sleep apnea. Obstructive sleep apnea occurs when the upper airway becomes narrow as the muscles relax naturally during sleep. This reduces oxygen in the blood and causes arousal from sleep. The CPAP machine stops this phenomenon by delivering a stream of compressed air via a hose to a nasal pillow, nose mask or full-face mask, splinting the airway (keeping it open under air pressure) so that unobstructed breathing becomes possible, reducing and/or preventing apneas.

CPAPs include component parts and supplies which require routine replacement to ensure proper functioning of the CPAP device. The supplies include hoses, masks, filters, chin straps, pillows, cushions and humidification units. Hoses and masks accumulate exfoliated skin and particulate matter, and can develop mold, all of which may reduce the effectiveness of the unit or expose the patient to infection risk. Such parts need to be cleaned or replaced on a regular basis. Most units also employ some type of filtration, and the filters also require regular maintenance.

BiPAP Devices and Supplies (bi-level positive airway pressure)

BiPAPs are likewise used for the home treatment of sleep apnea for patients who cannot tolerate use of a CPAP. With a BiPAP, air delivered through a mask can be set at one pressure for inhaling and another for exhaling. This makes a BiPAP much easier for users to adapt to, as they do not have to exhale against extra air pressure as they do with a CPAP. Because of these dual settings, BiPAP allows people to get more air in and out of the lungs without the natural muscular effort needed to do so. BiPAPs have been found to be especially useful for patients with congestive heart failure and lung disorders.

BiPAPs include the same component parts and supplies as a CPAP, which require routine replacement to ensure proper functioning.

NiPPV Devices and Supplies (non-invasive positive pressure ventilator)

NiPPV refers to delivery of mechanically assisted or generated breaths without placement of an artificial airway, such as an endotracheal tube. In most cases, ventilation is delivered via a tightly fitting nasal mask.

NiPPVs include the same component parts and supplies as a CPAP and BiPAP, which require routine replacement to ensure proper functioning.

Nebulizer Devices and Medications	A nebulizer is a device used to administer medication to people in the form of a mist inhaled into the lungs. Nebulizer medications are distributed in unit dose vials. Typically patients with COPD are prescribed some combination of the following nebulizer medications: Albuterol, Ipratropium, Brovana®[1] and/or Pulmicort®[2]. We manage our nebulizer medication business through our centralized pharmacy and call center operations in Murray, Ky.

Durable Medical Equipment

Rentals and sales of durable medical equipment represent 10.4% of our net revenues for the year ended December 31, 2008.

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

Our Operations

Organization

We have approximately 450 operating locations, which we currently operate through three geographic divisions, nine regions and 60 areas. We have division vice presidents, as well as region and area managers who are responsible for operational and sales assessment and oversight for their respective operating locations. Each operating location is typically staffed with a location manager, patient service technicians, customer service representatives and a sales representative. Each operating location is also covered by a respiratory therapist or other clinical staff as required by applicable state laws. Location managers are responsible for the day-to-day management of their operating location. The division vice presidents report to our Chief Operating Officer.

[1]	Brovana is a registered trademark of Sepracor Inc.
[2]	Pulmicort is a registered trademark of Astra Zeneca AB Corporation

Billing and collections functions are centralized into seven billing centers, each managed by a billing center director. Our Vice President of Billing and Collections provides oversight for all billing and collections functions. Sales and marketing functions are managed through the operating teams with central oversight, as well as sales and marketing program development, being provided by our Vice President of Sales and Marketing. Our Vice President of Billing and Collections, as well as our Vice President of Sales and Marketing, report to our Chief Operating Officer. In addition to these areas, we also provide centralized corporate control over purchasing, payables, payroll, human resources, compliance, development of policies and procedures, real estate, information systems, accounting, legal and financial reporting.

We believe that this management structure provides control and consistency among our divisions and operating locations and allows us to implement standard policies and procedures across a large number of geographically remote operating locations, while preserving the localized operating structure necessary to maintain the personalized customer and referral relationships characteristic of the home health care business.

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

Our billing and collection departments work closely with personnel at operating locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. We communicate with our operating locations through an intranet-based system that provides our managers with detailed information that allows us to address operating efficiencies. We believe this reporting capability allows our managers to operate their businesses more effectively and allocate their resources more appropriately.

During 2008, we completed the migration of our proprietary billing system to a new platform. This migration will allow us to further develop our capabilities around electronic claims submission and automated cash posting of claim payments, as well as to streamline our order intake processes, expand our use of work queue functionality and automate the handling of required medical necessity documentation.

Payors

We derive our revenues principally from reimbursement by third party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix for each of the years ended December 31, 2008 and 2007:

	2008	2007
Medicare	48.7%	51.1%
Commercial payors	33.5%	30.7%
Department of Veterans Affairs	8.2%	7.9%
Medicaid	6.6%	6.9%
Private payors	3.0%	3.4%

We contract with insurers and managed care entities on a local, regional and national basis. We generally contract with those insurers and managed care entities having a significant patient population in the areas served by us, typically on a fee-for-service basis. We have not historically contracted with insurers or managed care entities on a national basis; however, we are currently a party to several national service agreements with managed care companies and are pursuing additional managed care relationships on a national level. Pursuant to our contracts with the Department of Veterans Affairs (VA), we provide equipment and services to persons eligible for VA benefits in the regions covered by the contracts. The VA contracts typically provide for an annual term, subject to three, four or five one-year renewal periods unless terminated or not renewed by the VA.

Our Company History

Rotech Healthcare Inc. was incorporated in the State of Delaware on March 15, 2002. Rotech Medical Corporation, our predecessor, was founded in 1981. In October 1997, Rotech Medical Corporation was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly-owned subsidiary of IHS. On February 2, 2000, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The principal reason for the commencement of Rotech Medical Corporation’s Chapter 11 case was that Rotech Medical Corporation had jointly guaranteed approximately $2.3 billion of obligations of IHS, under credit agreements with IHS’ senior creditors. IHS defaulted on its obligations under those agreements in 1999. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002, became final on February 25, 2002 and became effective on March 26, 2002. As a result of the reorganization, substantially all of Rotech Medical Corporation’s assets, business and operations were transferred to us, an independent company. On December 20, 2004, the Bankruptcy Court entered a final decree closing Rotech Medical Corporation’s bankruptcy case.

Senior Secured Credit Facility

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time that are parties thereto. Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to: (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events.

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

Interest rates and fees

The interest rate under the Senior Facility is equal to the Eurodollar Rate plus 6% (6.41% as of the most recent re-price date, January 31, 2009, 9.13% as of December 31, 2008 and 10.8% as of December 31, 2007) or, at our option, an alternative base rate plus 5%. The base rate is a floating rate equal to the higher of (i) the rate of interest per annum determined from time to time by Credit Suisse as its prime rate in effect at its principal office in New York City, and (ii) the Federal Funds Effective Rate plus 50 basis points per annum. The interest period, at our election, can be one, two, three or six months. Upon each renewable term, we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash since inception of the Senior Facility, increasing the principal amount outstanding to $212.6 million as of December 31, 2008. We believe that the increased liquidity and less restrictive financial covenants provided under this Credit Agreement put us in a better position to pursue strategic initiatives or transactions.

Covenants

The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; limitations on changes in lines of business; and restrictions on our ability to incur indebtedness, dispose of property, make investments, pay dividends or make capital expenditures. The Credit Agreement also contains certain financial covenants, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). As of December 31, 2008, we were in compliance with the covenants under the Credit Agreement.

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

Our business is dependent on our ability to make payments to our creditors including holders of our senior subordinated notes. If we are unable to make payments on our senior subordinated notes, we would be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection. For risks associated with our indebtedness see Item 1A—Risk Factors—Risks related to our liquidity and our financing and capital structure.

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

Medicare and Medicaid Reimbursement.

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2008, Medicare, Medicaid and other federally funded programs (primarily VA contracts) accounted for approximately 63.5% of our revenues.

Medicare Laws and Regulations.

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment (HME), including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by the Centers for Medicare and Medicaid Services (CMS), the agency within the DHHS responsible for administering the Medicare program, and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS has reduced the reimbursement for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness authority or LCA Determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS and its contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below). DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

Recent legislation, each of which has been signed into law, including the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide (each of which is discussed in more detail below). MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2008 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act has reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA caps the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME, and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions, when fully implemented, will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1) Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). As a winning bidder in nine of the ten CBAs, we signed contracts with CMS to become a contracted supplier for the round one contract period of July 1, 2008 though June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months, and terminated all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million commencing in 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. This IFC announces the delay of round one of the program from 2007 to 2009. The round one competition, also known as the round one rebid, will occur in the same CBAs as the 2007 round one bidding, excluding Puerto Rico. The product categories for 2009 will be the same as those selected for the 2007 round one bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announces the delay of round two of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. In addition to the delay of the competitive bidding program, the IFC implements the MIPPA process for providing feedback to suppliers regarding missing financial documentation. Suppliers that submit financial documents within a specified time period known as the covered document review date will be notified by CMS regarding any missing financial documentation. If a bidder is notified, it has ten business days to submit the proper information to CMS. This notice only applies to the receipt of the financial documents. It does not include a review of the accuracy of the documents submitted or whether the documents meet applicable requirements. The requirements for bid application will be detailed in the request for bids. The IFC also implements the MIPPA provision requiring suppliers that are awarded a contract under the program to disclose information to CMS on each subcontracting relationship. While contract suppliers may use subcontractors for certain limited services, the contract suppliers retain responsibility for ensuring that all services under their contracts are appropriately furnished. Contract suppliers must also provide information on whether each subcontractor meets the applicable accreditation requirements. The statute requires that this information be provided to CMS within a specified timeframe. Lastly, the IFC expands the same exemption for physicians and treating practitioners that provide certain types of HME to hospitals, as required under MIPPA. Specifically, hospitals are exempted from the competitive bidding program when they provide certain types of HME items, like crutches, walkers, and canes, to their own patients during an admission or on the date of discharge. Suppliers wishing to participate in the round one rebid, including those CMS contract suppliers that were awarded contracts in the delayed round one, will need to submit a new bid application in the round one rebid. As in the 2007 round one program, suppliers will be required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that are addressed in this IFC do not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007. On February 13, 2009, CMS announced that it would delay the effective date of the IFC from February 17, 2009 to April 18, 2009.

CMS has not yet published the specific dates associated with the round one rebid. There is an expected delay to the implementation of the round one rebid given the delayed effective date of the IFC and the new administration. We expect to submit bids for a substantial number of product categories in all CBAs, as we did for the original round one bid. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to the first round of competitive bidding, nor can we predict at this time the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

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

Currently, all of our operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round one competitive bid suppliers were required to become accredited by October 31, 2007 to be selected as a contract supplier. However, because the enactment of MIPPA delays the competitive bidding program, all suppliers will now be required to be accredited by September 30, 2009.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. Each of our 450 operating locations are required to have their own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare must obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership will be subject to the provisions of the new rule on May 4, 2009. We are currently evaluating our options in the surety bond market and until such time that we have completed our evaluation, we will not be able to determine the impact of the surety bond requirements.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments remained “frozen” through 2008.

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

The SCHIP Extension Act incorporated a special rule, effective April 1, 2008, such that Albuterol payment rates were no longer combined with those of Levalbuterol. This resulted in a decrease in the payment amounts for Albuterol. The 2008 and first quarter 2009 Medicare payment rates for concentrated and single dose Albuterol and Levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 – 3/31/2008	$0.153	$0.153	$1.105	$1.105
4/1/2008 – 6/30/2008	$0.070	$0.135	$0.110	$0.698
7/1/2008 – 9/30/2008	$0.082	$0.120	$0.100	$0.575
10/1/2008 – 12/31/2008	$0.084	$0.155	$0.110	$0.530
1/1/2009 – 3/31/2009	$0.088	$0.166	$0.110	$0.598

The reduction in the reimbursement rate for single dose Albuterol reduced our 2008 revenue by approximately $8.0 million. In addition, the SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. Implementation under the new methodology is expected to continue to reduce the Medicare ASP-based payment amounts. The Congressional Budget Office (CBO) estimated that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement would result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter 2008, $0.581 in the third quarter 2008, $0.307 in the fourth quarter 2008 and $0.273 in the first quarter of 2009. The reduction in ASP for DuoNeb reduced our 2008 revenue by approximately $14.4 million. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

In addition to these decreases in payment amounts for Albuterol, Levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs), the Medicare contractors responsible for processing claims for inhalation drugs dispensed by independent pharmacies such as ours, issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded Levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative,” or LCA. For Levalbuterol, payment would be based on non-compounded Albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of Albuterol and Ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for Levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of LCA policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court in the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

(4) Reductions in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for certain of our HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. The reasonable useful lifetime for stationary or portable oxygen equipment begins when the oxygen equipment is first delivered to the beneficiary and continues until the point at which the stationary or portable oxygen equipment has been used by the beneficiary on a continuous basis for five years (60 months) provided there are no breaks in service due to medical necessity. Computation of the reasonable useful lifetime is not based on the age of the equipment. During the capped rental period from months 37 through 60 of continuous use, payment is made only for oxygen contents and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (discussed in more detail below).

•

Payment for Rental Period. For stationary oxygen equipment, the 2009 monthly payment amount is $175.79, a decrease of $23.49 from the 2008 amount. The 2009 monthly portable oxygen add-on amount is $28.77, a decrease of $3.02 from the 2008 amount. These 2009 payment amounts include the

9.5% reduction associated with MIPPA. The 2009 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2008 at $51.63 and is unaffected by MIPPA.

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS also solicited public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, we have begun the process to provide replacement equipment to our patients that exceed five years of continuous use.

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We currently estimate that the 2009 revenue impact of the 36-month rental cap will be approximately $25.0 million. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

FDA Requirements

Under the Federal Food Drug and Cosmetic Act (FFDCA), the Food and Drug Administration (FDA) imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. In particular, our medical gas facilities and operations are subject to the FDA’s current Good Manufacturing Practice (cGMP) regulations, and similar state regulations, which impose certain quality control, documentation, labeling and recordkeeping requirements on the receipt, processing and distribution of medical gas. We are required to register our medical gas facilities with the FDA and with regulatory authorities in the states in which we do business, and are subject to periodic, unannounced inspections by the FDA and state authorities for compliance with the cGMP and other regulatory requirements. Our sites have historically been subject to regular inspections by federal and state regulatory authorities. We have received notices of inspectional observations at the conclusion of some of these inspections. Where required, we have taken corrective actions to address the inspectional observations identified during these inspections. We continue to expend significant time, money and other resources in our effort to achieve substantial compliance with the FDA’s cGMP regulations and the state laws applicable to our medical gas operations in the jurisdictions in which we do business. Failure to comply with the FDA and other federal and state regulatory requirements could subject us to possible legal or regulatory action, such as warning letters, product seizure or recalls, suspension of operations at a single facility or several facilities, temporary or permanent injunctions, or possible civil or criminal penalties.

Pharmacy Licensing, Registration and Regulatory Requirements

Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the FDA, adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business, although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. Further, we are required to maintain state licenses and permits in those states in which we are doing business to meet Medicare and Medicaid requirements. A finding that the state requirements have not been met can result in the recoupment of reimbursement or revocation of our supplier numbers. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states, including doing Medicare and Medicaid business in such state or states, would be limited, which could adversely impact our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Physician Self-Referrals

Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as the “Stark Laws,” prohibit us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for “designated health services” if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment, home health services and parenteral and enteral nutrition. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement involving remuneration between us and the physician at issue. Violations of the Stark Laws may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to penalties as well.

In addition, a number of the states in which we operate have similar or broader prohibitions on physician self-referrals. Finally, enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to the Stark Laws, especially in the area of joint venture arrangements with physicians.

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

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates, among other things, the establishment of regulatory standards addressing the electronic exchange of health information, standards for the privacy and security of health information and standards for assigning unique health identifiers to health care providers. Sanctions for failure to comply with HIPAA standards include civil and criminal penalties.

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

Corporate Integrity Agreements

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008; the associated expense was previously recorded as legal settlement in the statement of operations for the three months and year ended December 31, 2007.

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

Quality Control

We are committed to providing consistently high quality equipment and services. Our quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual patient needs and to provide a high level of quality assurance and convenience to the patient and the referring physician. Licensed respiratory therapists and registered nurses provide professional health care support. The Joint Commission is a nationally recognized organization which develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Accreditation by the Joint Commission entails a lengthy review process that is conducted at least every three years. We believe that our accreditation by the Joint Commission is indicative of our commitment to providing consistently high quality equipment and services. Currently, all of our operating locations are accredited by the Joint Commission.

Competition

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Walgreens Co. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with (under $5 million in estimated annual revenues). We also face competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. We believe that the most important competitive factors in the regional and local markets are:

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

Insurance

Our business is subject to general and professional liability, management liability, products liability, employment practices liability, workers’ compensation, automobile liability, personal injury and other liability claims that are generally covered by insurance. We have insurance policies that contain various customary levels of deductibles and self-insured retentions and provide us with protection against claims alleging bodily injury or property damage arising out of our operations. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, there can be no assurance that such insurance companies will remain so in the future. These insurance policies are subject to annual renewal. We believe that our insurance coverage is appropriate based upon historical claims and the nature and risks of our business.

Employees

As of December 31, 2008, we have approximately 3,800 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

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

Executive Officers of the Registrant

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	60	President, Chief Executive Officer and Director
Michael R. Dobbs	59	Chief Operating Officer
Steven P. Alsene	39	Chief Financial Officer and Treasurer

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

As widely reported, financial markets in the United States and the rest of the world have been experiencing extensive disruption recently, including, among other things, extreme volatility in security prices, as well as severely diminished liquidity and credit availability. In addition, the United States has entered into an economic recession which could, among other negative effects, increase unemployment and reduce expenditures from our customers. As a result, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. The current economic and market conditions could also result in a decrease in the demand for our products and services. In addition, the disruption of the securities and credit markets could make it more difficult for us to complete a strategic transaction with a third party. We are not able to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States. However, if economic conditions continue to worsen, it is possible these factors could result in a decline in our future profitability and cash from operating activities.

We have substantial outstanding indebtedness, which continues to adversely affect our financial condition.

As of December 31, 2008, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

•

a substantial portion of our cash flow from operations is required to be dedicated to interest payments and therefore is not available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

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

In addition, because our current term loan is a payment-in-kind term loan facility due 2011, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash since inception of the Senior Facility. Accordingly, all interest accrued to date has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods). Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will likely need to refinance all or a portion of our debt, on or before maturity. We may not be able to refinance any of our debt, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We may need to pursue a strategic restructuring, refinancing or other transaction in order to preserve our long-term financial condition, and current market conditions could limit our ability to consummate such a transaction, which would likely have a material adverse effect on our financial condition.

Although we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions, the current conditions of the capital markets may curb our ability to pursue such transactions. In the event that market conditions preclude our ability to consummate such a transaction, we may be required to consider additional alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Our failure to comply with the financial covenants contained in our credit agreement would likely have a material adverse affect on our operating results and financial condition.

Our current credit agreement contains certain financial covenants, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). Failure to comply with covenants contained in our current Credit Agreement could, under certain circumstances, result in the termination of commitments by lenders, declarations that all outstanding borrowings, together with accrued interest and other fees, be immediately due and payable, lenders could elect to exercise control over our cash through their rights under the deposit account and control agreement, and foreclosure proceedings could be instituted against those assets that secure the borrowings under our credit agreement. Furthermore, in the event that lenders caused all outstanding amounts with respect to the credit agreement debt to be due and payable immediately, would simultaneously result in a cross default under the indenture governing our 9 1/2% senior subordinated notes. If accelerated, upon an event of default, our assets and cash flow would be insufficient to fully repay borrowings under our outstanding debt instruments. We may not be able to refinance any of our debt, including the Senior Facility, on commercially reasonable terms or at all.

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

As of December 31, 2008, our four largest stockholders held in the aggregate approximately 47% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, any of these large stockholders acting independently could work to frustrate the majority.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

Changes in the reimbursement methodology for oxygen equipment in use by a Medicare beneficiary are likely to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

The Deficit Reduction Act of 2005 (DRA) which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for certain of our HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, the Centers for Medicare & Medicaid Services (CMS) released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. The reasonable useful lifetime for stationary or portable oxygen equipment begins when the oxygen equipment is first delivered to the beneficiary and continues until the point at which the stationary or portable oxygen equipment has been used by the beneficiary on a continuous basis for five years (60 months) provided there are no breaks in service due to medical necessity. Computation of the reasonable useful lifetime is not based on the age of the equipment. During the capped rental period from months 37 through 60 of continuous use, payment is made only for oxygen contents and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty).

On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities required by MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen equipment (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS also solicited public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis for after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, we have begun the process to provide replacement equipment to our patients that exceed five years of continuous use.

The DRA and MIPPA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We continue to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Recent regulatory changes subject the Medicare reimbursement rates for our equipment and services to additional reductions and to potential discretionary adjustment by CMS, which could reduce our revenues, net income and cash flows.

The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment (HME),

including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The final December 2005 regulation lists factors that may be used by CMS and its contractors (the Durable Medical Equipment Medicare Administrative Contractors or DME MACs) to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS reduced the reimbursement for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME—a process not required for LCA determinations made on individual claims. Using either its inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below).

On April 10, 2008, the DME MACs issued a local coverage determination that would cause further reductions in payments for certain drugs. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded Levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative,” or LCA. For Levalbuterol, payment would be based on non-compounded Albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of Albuterol and Ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for Levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of least costly alternative policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court for the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply least costly alternative policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter of 2008, $0.581 in the third quarter of 2008, $0.307 in the fourth quarter 2008 and $0.273 in the first quarter of 2009. The reduction in ASP for DuoNeb reduced our 2008 revenue by approximately $14.4 million. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

Recently enacted legislation will further affect Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (SCHIP Extension Act) requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. Implemented on April 1, 2008, the new calculation methodology resulted in lower reimbursement amounts for certain inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug Albuterol. The Congressional Budget Office (CBO) estimated that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement would result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. The reimbursement rate for a single dose Albuterol was reduced from $1.105 in the first quarter of 2008 to $0.110 in the second quarter 2008, $0.100 in the third quarter and $0.110 in the fourth quarter of 2008 and first quarter of 2009. The reduction in the reimbursement in rate for single dose Albuterol reduced our 2008 revenue by approximately $8.0 million. Any further reductions the reimbursement rate for single dose Albuterol could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

Recent legislation (see “Business—Government Regulation—Medicare Laws and Regulations” in Part I, Item 1 above) instructs CMS to establish and implement programs under which competitive bidding areas (CBAs) will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. We had been awarded contracts for 9 of the 10 CBAs. On July 15, 2008, however, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), which retroactively delayed the implementation of competitive bidding for eighteen months and terminates all existing contracts previously awarded. As discussed above, on January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. The MIPPA changes that are addressed in this IFC do not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007. Until the competitive bidding program is implemented, those items selected for competitive acquisition for round one will be paid under the fee schedules, although, effective January 1, 2009, MIPPA decreased 2008 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million commencing in 2009. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the full impact of competitive bidding, nor can we predict at this time the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

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

On January 2, 2009, CMS published a final rule, effective March 3, 2009, requiring all HME suppliers, except those that are government operated, to obtain and furnish a surety bond to the National Supplier Clearinghouse, the Medicare contractor responsible for enrollment, for each Medicare supplier number held. This final rule was published to implement the surety bond requirements under the BBA. In accordance with this final rule, all HME providers will be required to post a $50,000 surety bond in order to continue as a Medicare supplier. Existing HME providers are required to comply with this requirement by October 2, 2009, while newly enrolling suppliers must meet this requirement by May 4, 2009. The surety bond requirement is designed to limit the Medicare program risk from fraudulent equipment suppliers and help to ensure that those suppliers who remain in the program furnish only items to Medicare beneficiaries that are considered reasonable and necessary from legitimate HME suppliers. Suppliers who have had certain adverse legal actions imposed against them in the past may also be required to post a higher bond amount. We are currently evaluating our options for obtaining the required surety bonds and expect to have surety bonds in place prior to the October 2, 2009 deadline. We are required to obtain separate surety bonds for each of our Medicare provider numbers (one per operating location). We are currently evaluating our options in the surety bond market and until such time that we have completed our evaluation, we will not be able to determine the impact of the surety bond requirements. We do not expect the annual cost of obtaining these surety bonds to be material; however, we are currently unable to predict the collateral requirements associated with these surety bonds. To the extent we are unable to obtain surety bonds for our operating locations or to the extent that the issuing surety requires substantial collateral, these surety bond requirements could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations.

On January 6, 2009, Rep. Clifford Stearns (R-FL) introduced a bill in the House of Representatives (H.R. 203: Medicare Fraud Prevention Act of 2009) to increase the surety bond requirement to $500,000. While this bill has not yet been voted on by the House, we cannot predict the outcome of this or any future legislation.

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

The federal and state Stark Laws impose a broad range of restrictions upon referring physicians (and their immediate family) and providers of certain designated health services under Medicare and state health care programs, including restrictions on financial relationships between the referring physicians and the providers of the designated health care services. Services that we provide are classified as designated health services and fall within the regulatory scope of the Stark Laws. Significant criminal, civil and administrative penalties may be imposed for violation of these laws.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. Since that time, we have received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and Department of Veterans Affairs contracting. In January, 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to the Company’s provision of certain supplies to the Maine Medicaid program which remain under investigation. In December 2008, the Company was advised that all of the outstanding matters associated with this investigation have been closed.

In February of 2007, a representative from the California Department of Health Services (the “Department”) conducted surveys at our Forest City and Napa, California locations. Each location is licensed by the Department as a “Home Medical Device Retailer” and as such, must comply with certain statutes under the California Health and Safety Code (the “Code”). The Department’s representative alleged that each location was in violation of certain sections of the Code. In the Napa location, an embargo notice was also issued with respect to the dispensing of legend items. Certain legend items were erroneously dispensed during the embargo resulting in an additional notice of violation for the Napa location. The embargo was lifted by the Department after immediate corrective actions were taken. On October 3, 2007, a representative of the Department conducted a follow-up inspection of the Napa location and found no deficiencies. In late 2008, the Company closed both the Napa and Foster City locations.

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

Lack of accreditation of our operating locations or failure to meet government standards for coverage could result in a decline in our revenues.

Currently, all of our operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on the Accreditation of Healthcare Organizations). If future reviews by the Joint Commission do not result in continued accreditation of our operating locations, we would likely experience a decline in our revenues. Further, under the MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims must be accredited as meeting quality standards issued by CMS as a condition of receiving payment from the Medicare program. The standards for HME suppliers consist of business-related standards, such as financial and human resources management requirements, which are applicable to all HME suppliers, and product-specific quality standards, and which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards.

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

We depend on ground transportation to deliver medical equipment to our customers. Fuel prices have fluctuated significantly in recent years. Fuel prices and availability of all petroleum products are subject to political, economic and market factors that are beyond our control. An increase in fuel prices, as was experienced in the latter half of 2008, could additionally adversely affect our results of operations. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict future fuel price fluctuations or the impact of higher energy prices on other cost elements. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, our profit margins, profitability, operating cash flows and results of operations could be further impacted.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting. Based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, management concluded that our internal control over financial reporting was effective as of such date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We may write off additional intangible assets.

As a result of the implementation of “fresh-start” reporting during 2002, the assets and liabilities of Rotech Medical Corporation were revalued, which resulted in approximately $692.2 million of reorganization value in excess of fair value of identifiable assets-goodwill.

Due to an overall decline in our profitability which resulted primarily from a series of decreases in Medicare reimbursement rates, and the resulting decline in our market capitalization, we have fully written off the $692.2 million of reorganization value in excess of fair value of identifiable assets-goodwill through non-cash goodwill impairment charges of $529.0 million for the year ended December 31, 2006 and $163.2 million for the year ended December 31, 2008. Other goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. In addition, we wrote off the balance of our other goodwill, $48.4 million, during 2008 resulting in a total impairment charge of $207.0 million for the year ending December 31, 2008. Any future acquisitions by us will likely result in the recognition of additional intangible assets.

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

The nature of our business subjects us to investigations and litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. While Management does not believe that any lawsuit we (or our predecessor) are a party to, if resolved adversely, would have a material adverse affect on our financial condition or results of operations, investigations and litigation could arise in the future which could have a significant negative impact on our results of operations and profitability. Further, since the date of confirmation of the plan of reorganization, we have not and our predecessor has not received any correspondence from a state challenging the pre-petition discharge of claims.

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

We experience competition from numerous other home medical equipment providers, and this competition could result in deterioration in our revenues and business.

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

Some of our competitors may now or in the future have greater financial or marketing resources than we do. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc., American Home Patient, Inc., Praxair, Inc. and Walgreens Co. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with under $5 million in estimated annual revenues. Many of the smaller, owner-operated home medical equipment providers may have a higher level of service quality that is difficult to replicate. There are relatively few barriers to entry in local home health care markets. The competitive nature of the home medical equipment environment could result in deterioration in our revenues and our business.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other personnel. Our highest cost is in the payment of salaries to our approximately 3,800 full time employees. We face significant competition in the recruitment of qualified employees. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely decline. Further, in the event that our business operations or financial condition further deteriorate, we may not be able to maintain or recruit critical employees.

We may be unable to recruit independent individuals to serve as members of our Board of Directors.

Our board of directors is currently comprised of five members. Due to our current financial condition and the regulatory environment in which we operate, we may be unable to recruit independent individuals to serve on our board if required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all of our offices and facilities. Our corporate headquarters currently consists of approximately 21,000 square feet in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. In addition to our corporate headquarters, we lease facilities for our operating locations , transfill centers, billing centers, pharmacy and call center operations, information technology center, and divisional, regional and area management offices. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our planned needs.

ITEM 3.	LEGAL PROCEEDINGS

Due to the nature of our business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit we (or our predecessor, Rotech Medical Corporation) are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. In January, 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to our provision of certain supplies to the Maine Medicaid program, which remained under investigation. In December 2008, the Company was advised that all of the outstanding matters associated with this investigation have been closed.

In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General (OIG) for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We produced the requested documents in January 2007 and we will continue to cooperate with the investigation.

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

Our common stock is currently quoted on the OTC Bulletin Board, a service sponsored and operated by The Financial Industry Regulatory Authority (FINRA), which is an inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market. Between February 28, 2008 and June 12, 2008 our common stock was traded on the NASDAQ Capital Market under the trading symbol “ROHI”. Between November 8, 2005 and February 27, 2008, our common stock was listed on the NASDAQ Global Market. Prior to November 8, 2005, there was no established trading market for our common stock and our common stock traded in interdealer and over-the-counter transactions and price quotations were provided in the “pink sheets” by Pink Sheets LLC.

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

The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the NASDAQ Global Market, NASDAQ Capital Market and the OTC Bulletin Board:

	High	Low
Fiscal 2008
First Quarter	$0.89	$0.25
Second Quarter	$0.34	$0.07
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.11	$0.02

Fiscal 2007
First Quarter	$3.73	$1.30
Second Quarter	$1.85	$1.05
Third Quarter	$1.44	$0.80
Fourth Quarter	$1.22	$0.37

As of March 2, 2009, there were 25,505,270 shares of our common stock outstanding and approximately 83 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2008 or 2007, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facility and the indenture governing our 9 1/2% senior subordinated notes due 2012.

Each outstanding share of our Series A convertible redeemable preferred stock (Series A Preferred) has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. Such policy commenced at the 2004 annual meeting of the board of directors and dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008

NASDAQ Delisting; Quotation on the OTC Bulletin Board

Due to our inability to comply with the market value of publicly held securities listing requirement of the NASDAQ Global Market, on February 8, 2008, we applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market with its less restrictive continued listing requirements. On February 21, 2008, NASDAQ approved the transfer of our common stock listing to the NASDAQ Capital Market and on February 27, 2008, our common stock began trading on such Market under the symbol “ROHI”. However, on April 17, 2008, the Company received a NASDAQ Staff Determination letter stating that the Company had failed to comply with Marketplace Rule 4310(c)(3), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years for continued listing on the NASDAQ Capital Market. The Nasdaq Staff determined to deny the Company’s request for continued listing on the NASDAQ Capital Market. Effective June 12, 2008, the Company’s common stock was de-listed from the NASDAQ Stock Market and subsequently became eligible for quotation on the OTC Bulletin Board under the symbol ROHI.OB. The OTC Bulletin Board is a service sponsored and operated by The Financial Industry Regulatory Authority that displays real-time quotes, last sale prices and volume information in over-the-counter securities.

Equity Compensation Plan Information

Plan Category[1]	Number of Securities to be issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	3,417,967	$11.69	2,425,311
Equity compensation plans not approved by security holders	—	$—	—
Total	3,417,967	$11.69	2,425,311

[1]	For more detailed information regarding the Company’s equity compensation plans see Footnote 11.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited financial statements not included in this report.

(dollars in thousands)	2008	2007	2006	2005	2004
Statement of Operations Data:
Net revenues	$544,533	$559,354	$498,751	$533,182	$535,329
Costs and expenses
Cost of net revenues	201,442	213,680	172,513	166,186	148,729
Provision for doubtful accounts	19,314	18,458	14,340	17,858	19,614
Selling, general and administrative	300,846	301,573	301,427	290,215	257,000
Depreciation and amortization(1)(2)	12,673	14,589	17,162	18,123	15,191
Goodwill impairment(3)	207,030	—	529,000	—	—
Legal settlement	—	3,450	—	—	—
Interest expense, net	48,691	46,606	36,225	31,503	33,696
Other (income) expense, net	(2,106)	(350)	(187)	138	(2,475)
Loss on debt extinguishment	—	12,171	1,178	—	—
Restructuring expense(4)	3,960	—	—	—	—

Total costs and expenses	791,850	610,177	1,071,658	524,023	471,755

(Loss) earnings before income taxes	(247,317)	(50,823)	(572,907)	9,159	63,574
Federal and state income tax (benefit) expense	(391)	(4,749)	(38,808)	3,613	27,564

Net (loss) earnings	$(246,926)	$(46,074)	$(534,099)	$5,546	$36,010

(dollars in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data
Current assets	$152,552	$153,346	$104,181	$104,433	$157,385
Working capital	87,349	84,705	31,870	25,110	90,824
Total assets	315,419	546,773	497,133	1,018,684	1,019,359
Total debt, including current portion	500,087	481,011	384,866	329,514	330,171
Convertible redeemable preferred stock	5,343	5,343	5,343	5,343	5,343
Stockholders’ (deficiency) equity	(257,398)	(10,517)	35,717	569,515	561,897

(dollars in thousands)	2008	2007	2006	2005	2004
Selected Historical Financial Data:
Capital expenditures	$48,374	$52,336	$59,878	$78,768	$54,003
Cash flows provided by operating activities	68,415	47,690	15,549	60,681	134,225
Cash flows used in investing activities	(45,287)	(65,666)	(61,694)	(109,545)	(54,003)
Cash flows (used in)/provided by financing activities	(3,436)	62,719	42,188	(1,737)	(36,379)

(1)	Depreciation and amortization excludes patient service equipment depreciation included in cost of net revenues.

(2)	During 2004, we undertook a project to physically count the patient service equipment within all of our respective operating locations and to estimate the equipment utilized for rental within patient homes. As a result of this project, we believe that certain of the equipment acquired from our predecessor company, Rotech Medical Corporation, is no longer in service or held by us or our patients. Such equipment was determined to have been fully depreciated prior to December 31, 2004. Accordingly, we reduced both the gross patient service equipment and the related accumulated depreciation accounts by $52 million. This adjustment had no impact on our results of operations in 2004.

(3)	Due to an overall decline in our profitability which resulted primarily from decreases in Medicare reimbursement rates, including reductions for compounded budesonide, and the resulting decline in our market capitalization, we recorded non-cash goodwill impairment charges of $529.0 million during the year ended December 31, 2006. Other than approximately $0.1 million paid in September 2006 in connection with the fifth amendment and limited waiver to our former credit agreement, these impairment charges did not result in cash expenditures and will not result in future cash expenditures. Additionally, during the year ended December 31, 2008 we recorded a non-cash impairment charge of $207.0 million. The 2008 impairment is due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding. This 2008 impairment charge did not result in cash expenditures and will not result in future cash expenditures.

(4)	In response to the significant reductions in Medicare reimbursement, we have completed a restructuring of our operational management structure, clinical programs and pharmacy operations. In conjunction with this restructuring, we have recorded $4.0 million of restructuring expense for the year ended December 31, 2008, which primarily consists of severance amounts payable to former employees. Unpaid severance payments and other accrued restructuring costs of $1.2 million are included in our accompanying consolidated balance sheet as of December 31, 2008 within “Accounts payable.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Information Regarding Forward-Looking Statements” and “Risk Factors.”

Introduction

Background

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide home medical equipment and related products and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders, We provide equipment and services in 48 states through approximately 450 operating locations located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.6% and 88.7% of net revenues for the years ended December 31, 2008 and 2007, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.4% and 10.5% of net revenues for the years ended December 31, 2008 and 2007, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. We continue to further develop our sales and operational training programs, and have introduced new incentive programs that we believe will better equip and motivate our sales force, and ultimately drive additional growth. During 2008, we completed the migration of our proprietary billing system to a new platform. This migration will allow us to further develop our capabilities around electronic claims submission and automated cash posting of claim payments, as well as streamlining our order intake processes, expanding our use of work queue functionality and automating the handling of required medical necessity documentation. In addition, in response to the significant reductions in Medicare reimbursement, we have completed a restructuring of our operational management structure, clinical programs and pharmacy operations. We also continue to actively monitor and manage our cash position and capital expenditures on a daily basis.

Executive Summary

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

As a result of significant Medicare reimbursement reductions in 2008 and 2009 for both nebulizer medications and oxygen products and services, we have changed, and continue to change, the way we do business, in order to refine our product offerings and substantially reduce our cost structure. A large component of the cost reductions came from the reduction of approximately one thousand (1,000) employees between January 2008 and January 2009.

•

Although we refinanced our bank credit facility in March 2007, interest payments due under our senior subordinated notes, accruing interest under our senior secured debt, capital expenditure requirements, and the extreme volatility and disruption of available liquidity in the credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•

We expect that the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the Deficit Reduction Act of 2005 (DRA), will materially adversely affect our revenues, profit margins, profitability, operating cash flows and results of operations commencing in 2009. Based upon the information currently available, the financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching the 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by the Centers for Medical and Medicaid Services (CMS) for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We currently estimate that the negative annual revenue impact of the 36-month rental cap will be approximately $25.0 million beginning in 2009.

•

We have recently completed a series of operational restructuring initiatives that we began in the first quarter of 2008. These initiatives included a restructuring of our operating structure, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. We estimate that these reductions, in addition to other cost saving initiatives, should decrease our annual selling, general and administrative expenses by approximately $35.0 million for 2009 compared to 2008. In addition, we continue to make efforts to maintain stringent control over our capital expenditures. As a result, we expect that our capital expenditures for 2009 will not exceed $40.0 million compared to $48.4 million in 2008. We expect, based upon current conditions, that the reductions in selling, general and administrative expenses, in addition to the reduced capital expenditures, will, by the end of 2009, more than offset the cash flow impact of the 2009 reductions in Medicare reimbursement. However, such initiatives are not without risk and there can be no assurance that we will be able to offset the cash flow impact of the 2009 reductions in Medicare reimbursement.

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

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions. At December 31, 2008, we had approximately $500 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. Beginning in 2009, we currently estimate that CMS’ final rule to implement the DRA’s 36-month rental cap on oxygen equipment with regard to oxygen reimbursement as released in November 2006 will have a negative annual revenue impact of approximately $25.0 million. In addition, recent legislation included a 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment, effective January 1, 2009. This reimbursement reduction will also have a material adverse impact on our revenues, which we currently estimate at an additional $17.0 million on an annual basis. The risks and uncertainties related to the DRA’s 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail under the heading “Business—Government Regulation” in Part I, Item 1 above and “Risk Factors—Changes in the reimbursement methodology for oxygen equipment in use by a Medicare beneficiary are likely to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.” We believe that a strategic transaction may be necessary to delever our balance sheet and strengthen our operating and financial conditions. Such a transaction also could strengthen our competitive position. However, recent disruption in the securities and credit markets will likely make it more difficult for us to complete such a transaction in the near future.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 63.5% of our patient revenue for the year ended December 31, 2008. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation. Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. The Balanced Budget Act of 1997 (BBA) granted authority to the Secretary of the Department of Health and Human Services (DHHS) to increase or reduce the reimbursement for home medical equipment, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS, the agency within the DHHS responsible for administering the Medicare program, and its contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

In addition to its inherent reasonableness authority, CMS has reduced the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either its inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS and its contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below). DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

Recent legislation, each of which has been signed into law, including the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the DRA and the Medicare Prescription Drug,

Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA caps the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1) Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). As a winning bidder in nine of the ten competitive bidding areas, we signed contracts with CMS to become a contracted supplier for the round one contract period of July 1, 2008 though June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million commencing in 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. Each of our 450 operating locations are required to have their own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare must obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership will be subject to the provisions of the new rule on May 4, 2009. We are currently evaluating our options in the surety bond market and until such time that we have completed our evaluation, we will not be able to determine the impact of the surety bond requirements.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments remained “frozen” through 2008.

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

The SCHIP Extension Act incorporated a special rule, effective April 1, 2008, such that Albuterol payment rates were no longer combined with those of Levalbuterol. This resulted in a decrease in the payment amounts for Albuterol. The 2008 and first quarter 2009 Medicare payment rates for concentrated and single dose Albuterol and Levalbuterol are as follows:

Medicare payment rates effective:	Concentrated Albuterol (1mg)	Concentrated Levalbuterol (.5mg)	Single Dose Albuterol	Single Dose Levalbuterol
1/1/2008 – 3/31/2008	$0.153	$0.153	$1.105	$1.105
4/1/2008 – 6/30/2008	$0.070	$0.135	$0.110	$0.698
7/1/2008 – 9/30/2008	$0.082	$0.120	$0.100	$0.575
10/1/2008 – 12/31/2008	$0.084	$0.155	$0.110	$0.530
1/1/2009 – 3/31/2009	$0.088	$0.166	$0.110	$0.598

We estimate that the reduction in the reimbursement rate for single dose Albuterol reduced our 2008 revenue by approximately $8.0 million. In addition, the SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. Implementation under the new methodology is expected to continue to reduce the Medicare ASP-based payment amounts. The Congressional Budget Office (CBO) estimated that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement would result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008, $0.830 in the second quarter 2008, $0.581 in the third quarter 2008, $0.307 in the fourth quarter 2008 and $0.273 in the first quarter of 2009. The reduction in ASP for DuoNeb reduced our 2008 revenue by approximately $14.4 million. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

In addition to these decreases in payment amounts for Albuterol, Levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs), the Medicare contractors responsible for processing claims for inhalation drugs dispensed by independent pharmacies such as ours, issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded Levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative,” or LCA. For Levalbuterol, payment would be based on non-compounded Albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of Albuterol and Ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for Levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of LCA policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court in the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

(4) Reductions in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for certain of our HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. After the 36-month rental cap, payment is made only for oxygen contents and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (discussed in more detail below).

•

Payment for Rental Period. For stationary oxygen equipment, the 2009 monthly payment amount is $175.79, a decrease of $23.49 from the 2008 amount. The 2009 monthly portable oxygen add-on amount is $28.77, a decrease of $3.02 from the 2008 amount. These 2009 payment amounts include the 9.5% reduction associated with MIPPA. The 2009 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2008 at $51.63 and is unaffected by MIPPA.

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment, CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS also solicited public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, we have begun the process to provide replacement equipment to our patients that exceed five years of continuous use.

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We currently estimate that the 2009 revenue impact of the 36-month rental cap will be approximately $25.0 million. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods, as a result of provisions included in the Deficit Reduction Act of 2005 that reduced the capped rental period for certain types of home medical equipment, including continuous positive airway pressure (CPAP) devices, from 15 months to 13 months beginning January 1, 2007, and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. On July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA). MIPPA repeals the transfer of title to oxygen equipment at the end of the 36-month rental cap. We have evaluated the impact of this policy change on the useful life assigned to the associated equipment and determined that no change in useful lives is necessary at this time.

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

Results of Operations

The following tables show our results of operations for the years ended December 31, 2008 and 2007.

	For the Years Ended December 31,
(dollars in thousands)	2008	2007
Statements of Operations Data:
Net revenues	$544,533	$559,354
Costs and expenses:
Cost of net revenues:
Product and supply costs	129,423	141,260
Patient service equipment depreciation	54,275	48,225
Operating expenses	17,744	24,195

Total cost of net revenues	201,442	213,680
Provision for doubtful accounts	19,314	18,458
Selling, general and administrative	300,846	301,573
Depreciation and amortization	12,673	14,589
Goodwill impairment	207,030	—
Legal settlement	—	3,450
Restructuring expense	3,960	—

Total costs and expenses	745,265	551,750

Operating (loss) income	(200,732)	7,604
Interest expense, net	48,691	46,606
Other income, net	(2,106)	(350)
Loss on extinguishment of debt	—	12,171

Total other expenses	46,585	58,427

Loss before income taxes	(247,317)	(50,823)
Federal and state income tax benefit	(391)	(4,749)

Net loss	$(246,926)	$(46,074)

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,		Percent Increase (Decrease)
	2008	2007	2008 vs. 2007
Statements of Operations Data:
Net revenues	100.0%	100.0%	-2.6%
Costs and expenses:
Cost of net revenues:
Product and supply costs	23.8%	25.3%	-8.4%
Patient service equipment depreciation	10.0%	8.6%	12.5%
Operating expenses	3.3%	4.3%	-26.7%

Total cost of net revenues	37.1%	38.2%	-5.7%
Provision for doubtful accounts	3.5%	3.3%	4.6%
Selling, general and administrative	55.2%	53.9%	-0.2%
Depreciation and amortization	2.3%	2.6%	-13.1%
Goodwill impairment	38.0%	—%	100.0%
Legal settlement	—%	0.6%	-100.0%
Restructuring expense	0.7%	—%	100.0%

Total costs and expenses	136.8%	98.6%	35.1%

Operating (loss) income	-36.8%	1.4%	-2,739.8%
Interest expense, net	8.9%	8.3%	4.5%
Other income, net	-0.4%	-0.1%	501.7%
Loss on extinguishment of debt	—%	2.2%	-100.0%

Total other expenses	8.5%	10.4%	-20.3%

Loss before income taxes	-45.3%	-9.0%	386.9%
Federal and state income tax benefit	-0.1%	-0.8%	-91.8%

Net loss	-45.2%	-8.2%	435.9%

Year ended December 31, 2008 as compared to year ended December 31, 2007

Total net revenues for the year ended December 31, 2008 were $544.5 million as compared to $559.4 million for the comparable period in 2007, a decrease of $14.8 million, or 2.6%. As discussed above under the heading “Reimbursement by Third-party Payors”, our net revenues were impacted in 2008 by Medicare reductions associated with the SCHIP Extension Act and ASP reductions associated with DuoNeb®3. On an annualized basis, these reductions negatively impact our net revenue by approximately $22.4 million. The annualized negative of these reductions has been partially offset by changes in the mix of nebulizer medication products being prescribed by our patient’s physicians. In addition, the reduction in net revenue from the changes in Medicare reimbursement for nebulizer medications was offset by oxygen revenue growth of $9.0 million (3.0%) and CPAP revenue growth of $7.6 million (8.0%).

Cost of net revenues for the year ended December 31, 2008 decreased $12.2 million, or 5.7%, to $201.4 million, from the comparable period in 2007. The net decrease was primarily attributable to decreased operating expenses associated with our pharmacy operations and clinical programs, the transition of patients from DuoNeb®3 to commercially equivalent generic products, offset by increased depreciation expense as of result of shortening the average useful life on patient service equipment from five years to four years effective

[3]	DuoNeb is a registered trademark of Dey, L.P.

January 1, 2008. Cost of net revenues as a percentage of net revenue was 37.1% for the year ended December 31, 2008 as compared to 38.2% for the comparable period in 2007.

The provision for doubtful accounts for the year ended December 31, 2008 increased by $0.9 million, or 4.6%, to $19.3 million, from the comparable period in 2007. The provision for doubtful accounts expense as a percentage of net revenues increased to 3.5% for the year ended December 31, 2008 as compared to 3.3% for 2007. This increase was mainly attributable to decreased rates of collection on Medicare Part B deductibles as compared to 2007.

Selling, general and administrative expenses for the year ended December 31, 2008 totaled $300.8 million, a decrease of $0.7 million or 0.2% from the comparable period in 2007. Selling, general and administrative expenses as a percentage of net revenues increased to 55.2% for the year ended December 31, 2008 from 53.9% for the year ended December 31, 2007.

Depreciation and amortization for the year ended December 31, 2008 totaled $12.7 million, a decrease of $1.9 million from the comparable period in 2007. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during 2008.

Due to an overall decline in our profitability which resulted primarily from reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding we recorded non-cash goodwill impairment charges of $207.0 million during the year ended December 31, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures. We did not record any such impairment charges during the year ended December 31, 2007.

During 2007, we recorded a $3.5 million legal settlement associated with the qui tam complaint brought by one of our former employees. This settlement was paid during 2008 with no further expense recorded. We did not incur any material legal settlements in 2008.

In response to the significant reductions in Medicare reimbursement, we have completed a restructuring of our operating structure, clinical programs and pharmacy operations. These restructuring initiatives resulted in recognition of $4.0 million of restructuring expense for the year ended December 31, 2008. These expenses are primarily comprised of severance costs associated with staffing reductions.

Net interest expense for the year ended December 31, 2008 increased $2.1 million from the comparable period in 2007. The increase is primarily attributable to the higher outstanding long-term debt following our March 2007 refinancing and the associated addition of accrued interest to the principal amount under the payment-in-kind term loan facility.

Other income for the year ended December 31, 2008 increased $1.8 million from the comparable period in 2007. The increase is primarily attributable to the sale of the pharmacy.com Internet domain name, which we had not used, for the sum of $2.3 million.

As a result of our debt refinancing in March 2007, we incurred a $12.2 million loss on extinguishment of debt. We did not record a loss on extinguishment of debt during the year ended December 31, 2008.

We recorded a $0.4 million benefit for federal and state income taxes for the year ended December 31, 2008 for current period losses that offset deferred tax liabilities previously recorded. We have recorded a full valuation allowance on our remaining net deferred tax assets, as it appears more likely than not that such assets will not be realized through offset of future taxable income.

Net loss for the year ended December 31, 2008 was $246.9 million compared to a net loss of $46.1 million for the year ended December 31, 2007. As described above, $207.0 million of the 2008 net loss was attributable to non-cash goodwill impairment charges.

Liquidity and Capital Resources

Net cash provided by operating activities was $68.4 million and $47.7 million for the years ended December 31, 2008 and 2007, respectively. Cash flows, cash on hand, and the ability to draw on our former and current senior secured revolving credit facility were sufficient to fund operations, capital expenditures and required repayments of debt during the years ended December 31, 2008 and 2007.

The Company was cash flow positive in 2008, increasing cash and cash equivalents from $55.0 million at December 31, 2007 to $74.7 million as of December 31, 2008. The Company currently expects to have adequate cash reserves to meet all of its obligations during 2009, including interest payments, when due. The Company does not currently anticipate any compliance issues with respect to its debt covenants in 2009.

Accounts receivable before allowance for doubtful accounts decreased to $67.4 million at December 31, 2008 from $84.6 million at December 31, 2007. Days sales outstanding (DSO) (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 43.1 days at December 31, 2008 compared to 50.0 days at December 31, 2007. We believe that this reduction in DSO during 2008 is attributable to improvement initiatives completed during the last eighteen months, including:

1)	reorganization of our billing center employees into cross functional teams;

2)	reduced reliance on temporary labor;

3)	expanded analytical and reporting tools; and

4)	expanded utilization of electronic claims submission.

We believe that we could see further year over year improvements in DSO during 2009, as we focus on the following key initiatives:

1)	utilization of internally developed electronic forms management work queues to reduce delays in receiving physician authorizations that are required prior to releasing claims to our payors; and

2)	utilization of internally developed collection management work queues to improve the management and prioritization of our accounts receivable collection efforts.

The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of December 31, 2008 and 2007:

December 31, 2008

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.3%	25.4%	3.4%	70.1%
Aged 91-180 days	5.0%	5.8%	2.9%	13.7%
Aged 181-360 days	4.2%	4.4%	3.6%	12.2%
Aged over 360 days	0.9%	1.7%	1.4%	4.0%

Total	51.4%	37.3%	11.3%	100.0%

December 31, 2007

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	35.2%	27.6%	2.8%	65.6%
Aged 91-180 days	5.6%	7.4%	2.4%	15.4%
Aged 181-360 days	5.4%	6.8%	2.6%	14.8%
Aged over 360 days	2.1%	1.7%	0.4%	4.2%

Total	48.3%	43.5%	8.2%	100.0%

Included in accounts receivable are earned but unbilled receivables of $20.3 million and $25.1 million at December 31, 2008 and 2007, respectively. These amounts include $2.8 million at December 31, 2008 and $4.5 million at December 31, 2007 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, for the year ended December 31, 2008, we had $2.8 million of changes in estimates (increasing contractual adjustments and the provision for doubtful accounts) related to the prior period recorded during the current period.

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

Net cash used in investing activities was $45.3 million and $65.7 million for the years ended December 31, 2008 and December 31, 2007, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. The decrease in net cash used in investing activities during 2008 is primarily attributable to a $13.3 million use of cash to collateralize letters of credit in 2007, as well as a decrease in capital expenditures from $52.3 million in 2007 (9.4% of our net revenues) to $48.4 million in 2008 (8.9% of our net revenues).

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. As of December 31, 2008, we had the following credit facilities and outstanding debt:

•

$180.0 million senior secured term loan with a maturity date of September 26, 2011, the proceeds of which were used to repay the outstanding balance under our former term loan and revolving credit facility, pay associated transaction costs, cash collateralize our existing letters of credit and to fund future working capital requirements. The term loan bears interest at the Eurodollar rate plus 6.0% (6.41% as of the most recent re-price date, January 31, 2009, 9.13% as of December 31, 2008 and 10.8% as of December 31, 2007). As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the years ended December 31, 2008 and 2007, a total of $20.2 million and $12.4 million, respectively, in interest has been added to the principal amount on the applicable interest payment dates (representing all interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $212.6 million as of December 31, 2008. Accrued interest on the Senior Facility totaled $3.3 million and $3.6 million at December 31, 2008 and 2007, respectively.

•

$300.0 million aggregate principal amount of 9.5% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9.5% is payable semi-annually in arrears on April 1 and October 1 of each year. As of December 31, 2008, we had a balance of $287.0 million outstanding. Accrued interest on the senior subordinated notes totaled $6.8 million at December 31, 2008 and 2007.

During the year ended December 31, 2007, we made regularly scheduled amortization payments of $0.2 million on our former term loan. Interest paid on our former term loans and former revolving credit facilities during the year ended December 31, 2007 was $2.6 million. As noted above, all amounts payable under our former term loan and revolving credit facility were repaid on March 30, 2007 upon closing of the $180.0 million senior secured term loan described herein.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement. Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of

$180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Eurodollar Rate plus 6% (6.41% as of the most recent re-price date, January 31, 2009, 9.13% as of December 31, 2008 and 10.8% as of December 31, 2007) or, at our option, an alternative base rate plus 5%. The base rate is a floating rate equal to the higher of (i) the rate of interest per annum determined from time to time by Credit Suisse as its prime rate in effect at its principle office in New York City, and (ii) the Federal Funds Effective Rate plus 50 basis points per annum. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

The Credit Agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). At December 31, 2008, we were in compliance with the covenants under the Credit Agreement.

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

We have outstanding letters of credit totaling $11.9 million as of December 31, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12.5 million of restricted cash on our consolidated balance sheet as of December 31, 2008.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2009. In addition, we continue to monitor and evaluate our current and projected financial performance to assess whether the cash generated from our operations in future years will continue to meet our working capital, capital expenditure and other cash needs going forward. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs through 2009. However, we believe, based on current conditions, that the cash generated from our operations and cash balances may not be sufficient to retire our outstanding debt obligations when they become due beginning in September 2011, and accordingly, we will likely have to refinance our outstanding debt on or before maturity, or pursue other strategic alternatives as discussed above under the heading “Executive Summary.”

The Company, either directly or through a subsidiary, may from time to time seek to purchase or retire our outstanding indebtedness through cash purchases, in open market purchases, privately negotiated transactions or otherwise. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48. However, certain amounts have been reclassified in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions FAS 157-1 and FAS 157-2 which removed certain leasing transactions from its scope and delayed the effective date of Statement 157 for one year for certain non-financial assets and non-financial liabilities. We adopted Statement 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on our results of operations or financial position and did not result in any additional disclosures. Statement 157 fair value measurements relating to non-financial assets and non-financial liabilities will be effective for us for such measurements after January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (Statement 159), which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of Statement 159 were effective as of the beginning of the 2008 calendar year. We adopted Statement 159 on January 1, 2008 resulting in no impact to our financial condition, results of operations or cash flows as we did not elect to report any financial instruments at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (Statement 141(R)), which replaces Statement No. 141. Statement 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of Statement 141(R) are effective as of the beginning of the 2009 calendar year. The effects of the adoption of this standard in 2009 will be prospective.

Inflation and Seasonality

Management believes that there has been no material effect on our operations or financial condition as a result of inflation during the past two fiscal years. However, we are impacted by rising costs for certain inflation-sensitive operating expenses, such as labor and employee benefits, facility and equipment leases, and vehicle fuel. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation. Management also believes that the seasonal impact on our business is not material.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2008, and issued their related attestation report which is included herein.

Changes in Internal Control over Financial Reporting

Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements. During the fourth quarter of fiscal year 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control over Financial Reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-5
	Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity for the years ended December 31, 2008 and 2007	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Index to Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007.	70

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

Dated: March 6, 2009	ROTECH HEALTHCARE INC.

	By:	/s/ PHILIP L. CARTER
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

/S/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/S/ STEVEN P. ALSENE Steven P. Alsene	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

/S/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	March 6, 2009

/S/ JAMES H. BLOEM James H. Bloem	Director	March 6, 2009

/S/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 6, 2009

/S/ ARTHUR SIEGEL Arthur Siegel	Director	March 6, 2009

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008 and 2007

(Dollars in thousands)

	Balance at Beginning of Period	Additions		Deductions(1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2008	$26,080	$61,188	$—	$(61,259)	$26,009
Year ended December 31, 2007	21,289	69,415	—	(64,624)	26,080

Allowance for Doubtful Accounts:
Year ended December 31, 2008	7,477	19,314	1,054	(22,241)	5,604
Year ended December 31, 2007	12,463	18,544	—	(23,530)	7,477

(1)	To record write-offs.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. Our audits also included the financial statement schedule listed at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rotech Healthcare Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 6, 2009

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$74,700	$55,008
Accounts receivable, net	61,813	77,081
Other accounts receivable	2,569	3,398
Income taxes receivable	253	1,926
Inventories	9,502	11,509
Prepaid expenses	3,603	4,300
Deferred tax assets, net	112	124

Total current assets	152,552	153,346
Property and equipment, net	121,642	140,356
Intangible assets (less accumulated amortization of $9,155 in 2008 and $7,828 in 2007)	16,869	18,316
Other goodwill	—	43,876
Reorganization value in excess of fair value of identifiable assets—goodwill	—	163,154
Restricted cash	12,493	13,330
Other assets	11,863	14,395

	$315,419	$546,773

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$25,529	$28,183
Accrued expenses and other current liabilities	18,218	17,996
Accrued interest	10,174	10,479
Deferred revenue	10,986	10,696
Current portion of long-term debt	296	1,287

Total current liabilities	65,203	68,641
Priority tax claim	528	1,216
Deferred tax liabilities, net	1,020	1,483
Other long-term liabilities	932	883
Long-term debt, less current portion	499,791	479,724
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 244,013 and 245,049 shares issued and outstanding at December 31, 2008 and 2007, respectively	5,343	5,343
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at December 31, 2008 and 2007	3	3
Additional paid-in capital	506,095	505,600
Accumulated deficit	(763,496)	(516,120)

Total stockholders’ deficiency	(257,398)	(10,517)

	$315,419	$546,773

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

(In thousands, except share and per share data)

	2008	2007
Net revenues	$544,533	$559,354
Costs and expenses:
Cost of net revenues:
Product and supply costs	129,423	141,260
Patient service equipment depreciation	54,275	48,225
Operating expenses	17,744	24,195

Total cost of net revenues	201,442	213,680
Provision for doubtful accounts	19,314	18,458
Selling, general and administrative	300,846	301,573
Depreciation and amortization	12,673	14,589
Goodwill impairment	207,030	—
Restructuring expense	3,960	—
Legal settlement	—	3,450

Total costs and expenses	745,265	551,750

Operating (loss) income	(200,732)	7,604

Other (income) expenses:
Interest expense, net	48,691	46,606
Other income, net	(2,106)	(350)
Loss on extinguishment of debt	—	12,171

Total other expenses	46,585	58,427

Loss before income taxes	(247,317)	(50,823)
Federal and state income tax benefit	(391)	(4,749)

Net loss	(246,926)	(46,074)
Accrued dividends on redeemable preferred stock	450	450

Net loss attributable to common stockholders	$(247,376)	$(46,524)

Net loss per common share:
Basic	$(9.70)	$(1.82)

Diluted	$(9.70)	$(1.82)

Weighted average shares outstanding:
Basic	25,505,270	25,500,996

Diluted	25,505,270	25,500,996

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s (Deficiency) Equity
Balance at December 31, 2006	25,481,270	$3	$505,310	$(469,596)	$35,717
Net loss for the year ended December 31, 2007	—	—	—	(46,074)	(46,074)
Restricted stock awards released	24,000	—	—	—	—
Non-cash stock compensation	—	—	272	—	272
Proceeds from short swing profits	—	—	18	—	18
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2007	25,505,270	3	505,600	(516,120)	(10,517)
Net loss for the year ended December 31, 2008	—	—	—	(246,926)	(246,926)
Non-cash stock compensation	—	—	495	—	495
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2008	25,505,270	$3	$506,095	$(763,496)	$(257,398)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(246,926)	$(46,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	19,314	18,458
Depreciation and amortization	69,535	65,641
Loss on extinguishment of debt	—	12,171
Payment-in-kind interest added to long-term borrowings	20,159	12,402
Goodwill impairment	207,030	—
Deferred income taxes	(452)	(2,012)
Gain on sale of identifiable intangibles	(2,130)	—
Other	625	368
Changes in operating assets and liabilities:
Accounts receivable	(4,046)	(16,847)
Other accounts receivable	829	(2,284)
Inventories	2,007	(2,023)
Prepaid expenses	696	324
Income tax receivable	1,673	(1,926)
Other assets	(55)	50
Accounts payable and accrued expenses	122	6,768
Accrued interest	(305)	3,285
Income taxes payable	—	(1,225)
Deferred revenue	290	366
Other long-term liabilities	49	248

Net cash provided by operating activities	68,415	47,690

Cash flows from investing activities:
Purchases of property and equipment	(48,374)	(52,336)
Changes in restricted cash	837	(13,330)
Proceeds on sale of identifiable intangibles	2,250	—

Net cash used in investing activities	(45,287)	(65,666)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	7,000
Payments on short-term borrowings	—	(8,500)
Payments of long-term borrowings	—	(238)
Retirement of long-term borrowings	—	(94,525)
Proceeds from long-term borrowings	—	180,000
Debt issuance costs	—	(8,013)
Prepayment premium on long-term borrowing	—	(8,367)
Payments of liabilities subject to compromise/priority tax claim	(1,082)	(1,036)
Proceeds from short swing profits	—	18
Payments on capital leases	(1,454)	(3,170)
Payments of dividends on redeemable preferred stock	(900)	(450)

Net cash (used in) provided by financing activities	(3,436)	62,719

Increase in cash and cash equivalents	19,692	44,743
Cash and cash equivalents, beginning of year	55,008	10,265

Cash and cash equivalents, end of year	$74,700	$55,008

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$371	$1,617
Property and equipment unpaid and included in accounts payable	$1,283	$2,961
Payment-in-kind interest added to long-term borrowings	$20,159	$12,402
Supplemental disclosures of cash flow information:
Interest paid	$27,987	$30,039
Income taxes (refunded) paid	$(1,613)	$258

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2008 and 2007

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

(2) Liquidity

We are highly leveraged. As of December 31, 2008, we had $500,087 of long-term debt outstanding. Although we are highly leveraged, our current cash projections indicate that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs through 2009. Management believes that we have the ability to manage our cash flows in order to be able to meet our obligations as they become due during 2009.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of December 31, 2008 and management believes that we will meet these covenant requirements for 2009 (see Note 9, Long-Term Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

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

Fresh-Start Reporting

We adopted fresh-start reporting, effective March 31, 2002. Under fresh-start reporting, the reorganization value of the Company is allocated to the Company’s assets based on their respective fair values in conformity with a method similar in nature to the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets is reported as an intangible asset referred to as “reorganization value in excess of value of identifiable assets—goodwill.” The estimate of reorganization value was based upon our cash flows, selected comparable market multiples of publicly traded companies, lease obligations, and other applicable valuation techniques.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at the date of our investment. Our cash and cash equivalents are invested in money market accounts and certificates of deposit.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, consisting principally of medical supplies, medical equipment and replacement parts, and pharmaceutical products.

Property and Equipment

Property and equipment are stated at cost, adjusted for the impact of fresh start reporting. Patient service equipment represents medical equipment rented or held for rental to in-home patients. Patient service equipment is accounted for using a composite method, due to its characteristics of high unit volumes of relative low dollar unit cost items. Under the composite method, the purchase cost of monthly purchases of certain patient service equipment are capitalized and depreciated over the applicable useful life under a straight-line convention, without specific physical tracking of individual items. Each grouping of patient service equipment is assigned to a useful life intended to provide proper matching of the cost of patient service equipment with the patient service revenues generated from use of the equipment, when considering the conversion of rental equipment to purchase, wear and tear, damage, loss and ultimately scrapping of patient service equipment over its life. We evaluate the useful life under the composite method on an annual basis. Effective January 1, 2008, we shortened the average useful life on patient service equipment from five years to four years. This reduction in the estimated useful life of our patient service equipment is largely attributable to shortened rent to purchase periods, as a result of provisions included in the Deficit Reduction Act of 2005 that reduced the capped rental period for certain types of home medical equipment, including continuous positive airway pressure (CPAP) devices, from 15 months to 13 months beginning January 1, 2007, and increased volume on certain types of durable medical and respiratory equipment, which result in an increased percentage of our patient service equipment converting to purchase. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. While we believe our current estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may cause additional changes to future depreciation expense. On July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA). MIPPA repeals the transfer of title to oxygen equipment at the end of the 36-month rental cap. We have evaluated the impact of this policy change on the useful life assigned to the associated equipment and determined that no change in useful lives is necessary at this time.

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

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, we evaluate the recoverability of the net carrying value of our property and equipment and our other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows, excluding interest. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The amount of the impairment, if any, is recognized by the amount by which the carrying value exceeds the fair value. Among other variables, we consider factors such as the effects of external changes to our business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment.

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

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2008 and 2007, advertising expenses were $411 and $409, respectively.

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB Statement No. 123R, Share-Based Payment (Statement 123R). Under the provisions of Statement 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments

We believe the carrying amounts of cash, patient accounts receivable-net, other accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The fair value of our variable rate senior secured term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2008 and 2007 was $187,019 and $225,116, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the accompanying consolidated balance sheet in order to comply with the requirements of FIN 48. See Note 12 for additional information regarding FIN 48.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions FAS 157-1 and FAS 157-2 which removed certain leasing transactions from its scope and delayed the effective date of Statement 157 for one year for certain non-financial assets and non-financial liabilities. We adopted Statement 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on our results of operations or financial position and did not result in any additional disclosures. Statement 157 fair value measurements relating to non-financial assets and non-financial liabilities will be effective for us for such measurements after January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (Statement 159), which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of Statement 159 were effective as of the beginning of the 2008 calendar year. We adopted Statement 159 on January 1, 2008 resulting in no impact to our financial condition, results of operations or cash flows as we did not elect to report any financial instruments at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (Statement 141(R)), which replaces Statement No. 141. Statement 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of Statement 141(R) are effective as of the beginning of the 2009 calendar year. The effects of the adoption of this standard in 2009 will be prospective.

(4) Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2008	2007
Patient accounts receivable	$67,417	$84,558
Less allowance for doubtful accounts	5,604	7,477

	$61,813	$77,081

Included in patient accounts receivable at December 31, 2008 and 2007 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 63.5% and 65.9% of total outstanding receivables, respectively.

Included in patient accounts receivable are earned but unbilled receivables of $20,347 and $25,114 at December 31, 2008 and 2007, respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5) Property and Equipment

Property and equipment consist of the following at December 31:

	2008	2007
Patient service equipment	$384,687	$386,797
Furniture, office equipment, computers and software	39,620	49,454
Vehicles	1,428	1,362
Leasehold improvements	5,830	7,411

	431,565	445,024
Less accumulated depreciation	309,923	304,668

	$121,642	$140,356

Depreciation expense was $65,621 and $61,106 for the years ended December 31, 2008 and 2007, respectively.

(6) Goodwill and Intangible Assets

We performed our annual impairment assessment for 2008 at the beginning of the fourth quarter. We determined that the fair value of our invested capital based upon a blend of market and income based approaches was less than the carrying value of our assets resulting in an impairment. This impairment is due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding. The impairment charge was determined in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), which provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. Based upon the completed impairment test, we determined that the actual impairment was $207,030, equaling the full balance of our “Reorganization value in excess of fair value of identified assets—goodwill” and our “Other goodwill”. As such, in accordance with Statement 142, we recorded a non-cash impairment charge of $207,030 for the three and nine months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2009—$1,325; 2010—$1,252; 2011—$1,181; 2012—$1,173; 2013—$1,171. Accumulated amortization was $9,155 and $7,828 at December 31, 2008 and 2007, respectively. The weighted-average useful life of other intangible assets was 18.4 years and 18.3 years as of December 31, 2008 and 2007, respectively.

Provided below is an accounting of intangible assets, other goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2007 through December 31, 2008:

	Intangible assets subject to amortization	Goodwill	Reorganization value in excess of fair value of identifiable assets—goodwill
Balance at January 1, 2007	$19,904	$43,876	$163,154
Other intangibles	120	—	—
Amortization expense for year ended December 31, 2007	(1,708)	—	—

Balance at December 31, 2007	18,316	43,876	163,154
Goodwill impairment	—	(43,876)	(163,154)
Sale of identifiable intangible[1]	(120)	—	—
Amortization expense for year ended December 31, 2008	(1,327)	—	—

Balance at December 31, 2008	$16,869	$—	$—

[1]

During the fourth quarter of 2008 we sold the rights to a domain name for $2,250 resulting in a gain of $2,130 which is included in other income in the accompanying consolidated statement of operations.

(7) Other Assets

Other assets consist of the following at December 31:

	2008	2007
Debt issue costs	$9,107	$11,694
Prepaid expenses—long-term	170	296
Deposits	2,586	2,405

	$11,863	$14,395

Amortization of the deferred financing costs was $2,587 and $2,828 for the years ended December 31, 2008 and 2007, respectively. Accumulated amortization of the deferred financing costs was $18,224 and $15,637 as of December 31, 2008 and 2007, respectively.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2008	2007
Accrued salaries and wages	$9,586	$7,177
Accounts receivable credit balances	2,328	2,882
Accrued health insurance and other claims	4,148	4,589
Current portion of priority tax claim	672	1,095
Dividends payable	—	450
Sales tax payable	967	1,000
Accrued employee/employer 401K contributions	517	803

	$18,218	$17,996

(9) Debt

Our long-term debt consists of the following:

	2008	2007
Capital lease obligations with interest implied at a fixed rate between 6.3% and 9.6%, due in equal monthly installments from May 2010 through November 2011, secured by equipment	$478	$504
Capital lease obligation with 0.0% interest due in installments payable in 2009, secured by equipment	48	1,105
Current secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	212,561	192,402
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub total	500,087	481,011
Less current portion	296	1,287

Total long-term debt	$499,791	$479,724

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to: (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.41% as of the most recent re-price date, January 31, 2009, 9.13% as of December 31, 2008 and 10.8% as of December 31, 2007). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest since inception of the Senior Facility. Accordingly, a total of $20,159 and $12,402 in accrued interest has been added to the principal amount on the applicable interest payment dates during 2008 and 2007, respectively, (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $212,561 as of December 31, 2008. As of December 31, 2008 and 2007, we have $3,324 and $3,629, respectively, in accrued interest on the payment-in-kind term loan.

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

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the senior facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments, limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA. We were in compliance with such covenants as of December 31, 2008.

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

We have outstanding letters of credit totaling $11,898 as of December 31, 2008, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12,493 of restricted cash on our accompanying consolidated balance sheet as of December 31, 2008.

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

Long-term debt maturities excluding capital lease obligations are as follows: 2009—$0; 2010—$0; 2011—$212,561; 2012—$287,000; 2013 and thereafter—$0.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2009	$327
2010	181
2011	50

Total	558
Less amount representing interest	(32)

Present value of minimum capital lease payments	$526

At December 31, 2008, the equipment under capital leases is included in property and equipment with a carrying amount of $371 and $45 of accumulated depreciation.

Interest expense, net was as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Interest expense	$50,400	$48,836
Interest income	(1,709)	(2,230)

Interest expense, net	$48,691	$46,606

(10) Lease Commitments

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

We recognize rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $28,983 and $29,432 for the years ended December 31, 2008 and 2007, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. In the preparation of our 2008 financial statements, we determined that rent expense for certain facilities had been over accrued by one month’s rent totaling approximately $2,077 at December 31, 2007. Management evaluated the misstatement using the guidance in Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the misstatement was not material to the financial condition and results of operations for any of the prior periods. This immaterial error was corrected in the quarter ended December 31, 2008 resulting in a reduction of rent expense for the year ended December 31, 2008 of approximately $2,077, which was not considered material. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2008, the short term portion of the liability of $126 is included in the accompanying consolidated balance sheet within accrued expenses and other current liabilities. The long-term liability portion of $681 is included in the other long-term liabilities.

Future minimum rental commitments under non-cancelable leases, for corporate offices, billing centers, branch locations and vehicle leases, are as follows:

For the years ending December 31:
2009	$25,514
2010	19,566
2011	9,913
2012	4,699
2013	1,724
Thereafter	974

$62,390

(11) Share-Based Compensation and Earnings Per Common Share

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

Stock Options: At December 31, 2008, options to acquire up to 2,425,311 shares of common stock were available for grant pursuant to the Share-Based Compensation Plans, options exercisable for 3,417,967 shares of common stock were outstanding at prices ranging from $0.53 to $27.55 per share, and 409,272 shares of common stock had been issued upon the exercise of options granted under the Shared-Based Compensation Plans. For the year ended December 31, 2008 and 2007, we recorded share-based compensation expense of $495 and $222, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during each of the respective years ended December 31:

	2008	2007
Expected volatility	95.75%	88.19%
Dividend yield	—%	—%
Expected option life (years)	3.00	2.89
Average risk-free interest rate	2.11%	4.35%

The following table summarizes our stock option transactions for the year ended December 31, 2008:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	4,717,750	$9.43
Granted	100,000	$0.53
Exercised	—	$—
Forfeited	(423,333)	$8.31

Options outstanding at December 31, 2008	4,394,417	$9.34	6.30	$—
Options exercisable at December 31, 2008	3,417,967	$11.69	5.71	$—

The following table summarizes the transactions for our non-vested shares for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2008	1,825,397	$1.17
Granted	75,000	$0.53
Vested	(770,615)	$1.17
Forfeited	(153,332)	$1.26

Non-vested shares at December 31, 2008	976,450	$1.10

As of December 31, 2008, there was $530 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.77 years. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $902 and $502, respectively.

The weighted average exercise prices and grant date fair values of options with an exercise price that is less than, equal to, or greater than, the market price on the grant date are as follows for the years ended December 31, 2008 and 2007:

	2008		2007
	Exercise Price	Fair Value	Exercise Price	Fair Value
Options issued:
Less than market price	$—	$—	$—	$—
Equal to market price	$0.53	$0.32	$1.10	$0.62
Greater than market price	$—	$—	$—	$—

Restricted Stock Awards and Units: We did not grant restricted stock awards under the Restricted Plan during the years ended December 31, 2008 and 2007. Stock compensation expense recognized by us in the year ended December 31, 2007 under the Restricted Plan was approximately $45. There was no stock compensation expense related to the Restricted Plan during 2008.

Earnings Per Common Share: Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 4,815,975 and 4,302,202 for the years ended December 31, 2008 and 2007, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the years ended December 31 are presented below:

	2008	2007
Weighted average basic shares	25,505,270	25,500,996
Effect of dilutive securities:
Stock options	—	—
Stock awards	—	—

Weighted average diluted shares	25,505,270	25,500,996

(12) Income Taxes

Income tax benefit for the years ended December 31 consists of:

	2008	2007
Current:
Federal	$—	$—
State	60	(1,380)

Total current provision	60	(1,380)

Deferred:
Federal	—	(3,031)
State	(451)	(338)

Total deferred provision	(451)	(3,369)

Federal and state income tax benefit	$(391)	$(4,749)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	2008	2007
Current deferred tax (assets) liabilities:
Other accrued liabilities	$(2,180)	$(3,169)
Other	(2,404)	(3,213)
Less: valuation allowance	4,472	6,258

Total current deferred tax assets, net	(112)	(124)

Long-term deferred tax (assets) liabilities:
Property and equipment	3,495	(507)
Intangible assets	(119,880)	(46,362)
Net operating loss (NOL) carryforward	(55,902)	(30,244)
Other deferred liabilities, net	1,681	1,350
Less: valuation allowance	171,626	77,246

Total long-term deferred tax liabilities, net	1,020	1,483

Net deferred tax liabilities	$908	$1,359

A reconciliation of the tax provision computed at the statutory federal tax rate on earnings before income taxes to the actual income tax provision is as follows for the years ended December 31:

	2008	2007
Tax provision computed at the statutory rate	$(86,561)	$(17,788)
State income taxes, net of federal income tax benefit	(9,328)	(1,219)
Other book expenses not deductible for tax purposes	367	162
Increase in deferred tax asset valuation allowance	92,592	5,382
Write-off NOLs under Section 382	2,539	8,714

Total income tax benefit	$(391)	$(4,749)

At December 31, 2008 and 2007, we wrote off $2,944 and $8,714, respectively, of deferred tax assets due to identified built-in loss limitations and reductions in availability of Net Operating Loss (NOL) carryforwards in accordance with Section 382 of the Internal Revenue Code. We have available federal NOLs of approximately $161,593 as of December 31, 2008, which will fully expire in 2028. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests.

We adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions must be continuously monitored for changes in tax law or for tax authorities new interpretation of old law. In the event that a tax position that previously failed to meet the more-likely-than-not recognition subsequently meets the threshold because of a change in facts or law it should be recognized in the next financial reporting period. Likewise previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period. Our adoption of FIN 48 had no material effect on our financial statements and, accordingly, did not result in any cumulative effect adjustment to our accumulated deficit. However, $1,600 of current liabilities was reclassified to non-current “Deferred tax asset, net” in the accompanying consolidated balance sheet in order to comply with the classification requirements of FIN 48. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007
Gross unrecognized tax benefits beginning of year	$11,532	$1,389
Decreases in tax positions for prior years	(281)	(21)
Increases in tax positions for current year	1,258	10,657
Lapse in statute of limitations	(224)	(493)

Gross unrecognized tax benefits end of year	$12,285	$11,532

If recognized, in 2008 and 2007 only $756 and $1,150, respectively of the gross unrecognized tax benefits would impact our effective tax rate in the respective years. The remaining $11,529 and $10,382 for 2008 and 2007, respectively, of gross unrecognized tax benefits is highly certain in the respective year, however, there is uncertainty about the timing of their tax recognition. The disallowance of these tax positions would not impact the effective income tax rate nor would it accelerate a material amount of cash payments to the taxing authority because of our large unrecognized NOL positions. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

As of December 31, 2008 and 2007, we had a balance of accrued interest related to uncertain tax positions in the amount of $152 and $209, respectively. We had a net reduction of $57 in interest expense associated with our uncertain tax positions, for the year ended December 31, 2008. Interest expense associated with our uncertain tax positions for the year ended December 31, 2007 was $211. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. As of December 31, 2008 no penalties have been accrued.

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

We are currently open to audit for all years ending December 31, 2002 to present because of our large NOL carryforwards. However, we are only open to additional tax assessments under the Internal Revenue Code Statute of Limitations for the years ending December 31, 2005 to present. Our state income tax returns are open to audit under the various statutes of limitations for the years ending December 31, 2002 through 2007.

Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon our results of operations or financial condition.

(13) Insurance Coverage

We have a self-insured plan for health and medical coverage for our employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $250. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets were approximately $2,867 and $3,295 as of December 31, 2008 and 2007, respectively.

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

(14) Certain Significant Risks and Uncertainties

We and others in the health care business are subject to certain inherent risks, including the following:

•

Substantial dependence on revenues derived from reimbursement by various Federal health care programs (including Medicare) and State Medicaid programs which have been significantly reduced in recent years and which entail exposure to various health care fraud statutes;

•	Inconsistent payment patterns from Centers for Medicare and Medicaid Services and its contractors or other third party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging negligence in the provision of healthcare services and related claims.

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

On April 30, 2003, federal agents served search warrants at our corporate headquarters and four other facilities in three states and were provided access to a number of current and historical financial records and other materials. We have also received subpoenas on behalf of the United States Attorney’s Office for the Northern District of Illinois relating to the same subject matter including information relating to Medicare billing and VA contracting. In January 2008, the Assistant United States Attorney handling the investigation advised the Company that the U.S. Attorney’s Office was declining to pursue any of the issues being investigated with the exception of issues relating to the Company’s provision of certain supplies to the Maine Medicaid program which remain under investigation. In December 2008, we were advised that all of the outstanding matters associated with this investigation have been closed. In addition, on November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services. The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We produced the requested documents in January 2007 and we will continue to cooperate with the investigation.

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

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2,013 plus interest to the United States Treasury Department and $1,400 to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008 and was included in our accompanying consolidated balance sheet within “Accounts Payable” at December 31, 2007; the associated expense was previously recorded as legal settlement in the statement of operations for the three months and year ended December 31, 2007.

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

In addition, our predecessor, Rotech Medical Corporation, and the OIG entered into a Corporate Integrity Agreement (the “2002 CIA”) as part of the process of settling the United States federal government’s fraud claims against Rotech Medical Corporation in the aforementioned bankruptcy proceeding. As the successor to the business and operations of Rotech Medical Corporation, we are subject to the provisions of the 2002 CIA. The term of the 2002 CIA expired in February 2007. However, certain sections of the agreement (including, OIG inspection, audit and review rights and document retention obligations) will remain in effect until the OIG has completed its review of our final annual report and any additional materials submitted by us pursuant to the OIG’s request. We submitted our final annual report on June 28, 2007. If we were to be found in violation of any terms of the 2002 CIA, we may be subject to substantial penalties, including stipulated cash penalties ranging from one thousand dollars per day to two thousand five hundred dollars per day for each day we are in breach of the agreement, and, possibly, exclusion from federal health care programs.

(15) Employee Benefit Plans

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. Our contribution expense was approximately $513 and $648 for the years ended December 31, 2008 and 2007, respectively.

Employee Profit Sharing Plan

Pursuant to the Plan, we contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred”—see Note 16) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (the “Employees Plan”). Employees of the Company as of the effective date of the Employees Plan (the “Effective Date”), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on January 1 or July 1 following their first day of employment with the Company. Our contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by us to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. There were no discretionary contributions made during the years ended December 31, 2008 and 2007.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2008 and 2007, we repurchased 1,036 and 1,429 shares, respectively.

(16) Series A Convertible Redeemable Preferred Stock

We issued 250,000 shares of Series A Preferred upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by our employee profit sharing plan (see Note 15) and the total preferred stock authorized by us is 1,000,000 shares. Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2007 annual meeting of the board of directors held on June 30, 2007, dividends in the amount of $450 were declared on our Series A Preferred. Such dividends are included in our accompanying consolidated balance sheet as of December 31, 2007 within “Accrued expenses and other liabilities” and were paid in January 2008. At the 2008 annual meeting of the board of directors held on June 24, 2008, dividends in the amount of $450 were declared on our Series A Preferred and were paid in December 2008.

The Series A Preferred has conditional redemption features. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by us on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 244,013 shares of Preferred Stock would be approximately $4,880 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements.

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

No dividends will be declared or paid upon our common stock, unless and until dividends have been declared on the Series A Preferred. Dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008

Dividends payable on Series A Preferred in the amount of $450 are included in our accompanying consolidated balance sheet as of December 31, 2007 within “Accrued expenses and other current liabilities”.

(17) Revenue Data and Concentration of Credit Risk

Net revenues are derived from the following principal service categories:

	For the year ended December 31,
	2008	2007
Oxygen and other respiratory therapy	$482,521	$495,967
Home medical equipment	56,452	58,732
Other	5,560	4,655

	$544,533	$559,354

Our revenue is generated through approximately 450 operating locations in 48 states. We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid. Revenues were derived from the following payor sources for the years ended December 31:

	2008	2007
Medicare	48.7%	51.1%
Commercial payors	33.5%	30.7%
Department of Veterans Affairs	8.2%	7.9%
Medicaid	6.6%	6.9%
Private payors	3.0%	3.4%

Total	100.0%	100.0%

(18) Restructuring Expense

We have substantially restructured our operational management structure, clinical programs and pharmacy operations during 2008 in response to significant reductions in Medicare reimbursement. In conjunction with this restructuring, we have recorded $3,960 of restructuring expense for the year ended December 31, 2008, which primarily consists of severance amounts payable to former employees. There were no such expenses incurred during the year ended December 31, 2007. Unpaid severance payments of $1,237 are included in our accompanying consolidated balance sheet as of December 31, 2008 within “Accounts payable.”

Severance and Related Costs
Balance as of December 31, 2007	$—
Charges	3,960
Payments	2,723

Balance as of December 31, 2008	$1,237

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(q)	Second Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(d)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(d)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(e)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(f)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(g)	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.6(h)	Form of Common Stock Option Agreement.

10.7(k)	Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan.

10.8(d)	Form of Restricted Stock Award Agreement.

10.9(c)	Rotech Healthcare Inc. Senior Management Incentive Plan (2005-2007).

10.10(l)	Rotech Healthcare Inc. Performance Bonus Plan

10.11(i)	Credit Agreement dated as of March 30, 2007 Among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent.

10.12	[reserved]

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(q)	Trust Agreement by and among NorthStar Trust Company and Rotech Healthcare Inc. dated July 1, 2007 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(j)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

Exhibit Number	Title
10.19(m)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated May 19, 2008.

10.20(n)	Second Amended and Restated Employment Agreement with Philip L. Carter dated October 6, 2008.

10.21(n)	Second Amended and Restated Employment Agreement with Michael R. Dobbs dated October 6, 2008.

10.22(o)	First Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene dated April 18, 2008

10.23(n)	Second Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene dated October 6, 2008

10.24(g)	Letter agreement with Steven P. Alsene with Respect to Rights upon Termination of Employment dated November 8, 2006.

10.25(k)	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.27(k)	Form of Chief Executive Officer Option Agreement.

10.28(k)	Form of Nonemployee Director Option Agreement.

10.29(k)	Form of Officer (other than CEO) Option Agreement.

10.30(q)	Amendment No. 1 to the Amended and Restated Rotech Healthcare Inc. Employees Plan.

10.31(q)	Amendment No. 2 to the Amended and Restated Rotech Healthcare Inc. Employees Plan.

10.32(p)	Form of Indemnification Agreement for directors and officers.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.

(d)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(e)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(f)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(i)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007.

(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(k)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 13, 2007.

(l)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

(m)	Incorporated by Reference to our Current Report on Form 8-K dated May 19, 2008 filed with the Securities and Exchange Commission on May 21, 2008.

(n)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 12, 2008.

(o)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 15, 2008

(p)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 1, 2006.

(q)	Incorporated by Reference to our Annual Report on From 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 7, 2008.