Form 10-Q
period 2009-03-31
ROTECH HEALTHCARE INC
filed 2009-05-08
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 5, 2009, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$69,847	$74,700
Accounts receivable, net	70,117	61,813
Other accounts receivable	2,361	2,569
Income taxes receivable	83	253
Inventories	9,582	9,502
Prepaid expenses	3,347	3,603
Deferred tax assets, net	115	112

Total current assets	155,452	152,552
Property and equipment, net	116,308	121,642
Intangible assets (less accumulated amortization of $9,486 at March 31, 2009 and $9,155 at December 31, 2008)	16,538	16,869
Restricted cash	12,493	12,493
Other assets	11,170	11,863

	$311,961	$315,419

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$20,981	$25,529
Accrued expenses and other current liabilities	17,364	18,218
Accrued interest	13,666	10,174
Deferred revenue	8,886	10,986
Current portion of long-term debt	292	296

Total current liabilities	61,189	65,203
Priority tax claim	364	528
Deferred tax liabilities, net	925	1,020
Other long-term liabilities	840	932
Long-term debt, less current portion	507,063	499,791
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 244,013 shares issued and outstanding at March 31, 2009 and December 31, 2008	5,455	5,343
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at March 31, 2009 and December 31, 2008	3	3
Additional paid-in capital	506,211	506,095
Accumulated deficit	(770,089)	(763,496)

Total stockholders’ deficiency	(263,875)	(257,398)

	$311,961	$315,419

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2009	2008
Net revenues	$118,633	$138,314
Costs and expenses:
Cost of net revenues:
Product and supply costs	28,363	32,900
Patient service equipment depreciation	13,393	14,660
Operating costs	2,658	6,013

Total cost of net revenues	44,414	53,573

Provision for doubtful accounts	4,040	4,863
Selling, general and administrative	62,981	78,288
Depreciation and amortization	2,595	3,520

Total costs and expenses	114,030	140,244

Operating income (loss)	4,603	(1,930)

Other (income) expenses:
Interest expense, net	11,443	12,409
Other (income) expense, net	(339)	7

Total other expenses	11,104	12,416

Loss before income taxes	(6,501)	(14,346)
Federal and state income tax benefit	(21)	(398)

Net loss	(6,480)	(13,948)
Accrued dividends on convertible redeemable preferred stock	113	113

Net loss attributable to common stockholders	$(6,593)	$(14,061)

Net loss per common share:
Basic	$(0.26)	$(0.55)

Diluted	$(0.26)	$(0.55)

Weighted average shares outstanding:
Basic	25,505,270	25,505,270
Diluted	25,505,270	25,505,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2008
Net loss	$(6,480)	$(13,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	4,040	4,863
Depreciation and amortization	16,658	18,854
Payment-in-kind interest added to long-term borrowings	7,305	5,326
Deferred income taxes	(97)	(414)
Other reconciling adjustments	96	257
Changes in operating assets and liabilities:
Accounts receivable	(12,344)	(8,570)
Other receivables	208	(362)
Income taxes receivable	170	1,579
Inventories	(80)	2,275
Prepaid expenses	257	952
Other assets	22	25
Accounts payable and accrued expenses	(8,687)	2,904
Other long-term liabilities	(93)	(47)
Accrued interest	3,492	6,771
Deferred revenue	(2,100)	221

Net cash provided by operating activities	2,367	20,686

Cash flows from investing activities:
Purchases of property and equipment	(6,965)	(13,742)
Changes in restricted cash	—	(13)

Net cash used in investing activities	(6,965)	(13,755)

Cash flows from financing activities:
Payments of dividends on preferred stock	—	(450)
Principal payments on capital leases	(91)	(439)
Changes in liabilities subject to compromise/priority tax claim	(164)	(613)

Net cash used in financing activities	(255)	(1,502)

(Decrease) increase in cash and cash equivalents	(4,853)	5,429
Cash and cash equivalents, beginning of period	74,700	55,008

Cash and cash equivalents, end of period	$69,847	$60,437

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our significant accounting policies as disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)	Liquidity

We are highly leveraged. As of March 31, 2009, we had $507,355 of long-term debt outstanding. Although we are highly leveraged, our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs for the next twelve months. Management believes that we have the ability to manage our cash flows in order to be able to meet our obligations as they become due during the next twelve months.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of March 31, 2009 and based upon our 2009 budget, management believes that we will meet these covenant requirements for the next twelve months (see Note 9, Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions SFAS 157-1 and No. SFAS 157-2 which removed certain leasing transactions from its scope and delayed the effective date of Statement 157 for one year for certain non-financial assets and non-financial liabilities. We adopted Statement 157 for financial assets and liabilities on January 1, 2008 and for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of Statement 157 did not have any impact on our results of operations or financial position and did not result in any additional disclosures.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2009 and 2008. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 4,585,998 and 4,911,977 for the three months ended March 31, 2009 and 2008, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common shareholders and shares outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31, 2009 and 2008 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2009:
Basic and diluted EPS:
Net loss	$(6,480)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(6,593)	25,505,270	$(0.26)

For the Three Months Ended March 31, 2008:
Basic and diluted EPS:
Net loss	$(13,948)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(14,061)	25,505,270	$(0.55)

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

(5)	Intangible Assets

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

The following table reflects the components of intangible assets:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$4,200	$12,000	$4,050
Computer software	5,000	2,333	5,000	2,250
Acquired customer lists, trade names and other	7,024	2,953	7,024	2,855

Subtotal	24,024	9,486	24,024	9,155

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$26,024	$9,486	$26,024	$9,155

Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $331 and $333, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2009	$1,325
2010	1,252
2011	1,181
2012	1,173
2013	1,171

(6)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended March 31,
	2009	2008
Respiratory therapy equipment and services	$104,612	$122,535
Durable medical equipment	13,053	14,659
Other health care products	968	1,120

Net revenue	$118,633	$138,314

(7)	Other Commitments and Contingencies

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

We and our subsidiaries are parties to various legal proceedings in the ordinary course of business. For more information regarding our recent legal proceedings, see Note 8, “Certain Significant Risks and Uncertainties and Significant Events.”

(8)	Certain Significant Risks and Uncertainties and Significant Events

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Department of Veterans Affairs (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.8% and 64.6% of our patient revenue for the three months ended March 31, 2009 and 2008, respectively.

(9)	Debt

Our long-term debt consists of the following:

	March 31, 2009	December 31, 2008
Capital lease obligations with interest implied at fixed rates between 7.3% and 9.6%, due in equal monthly installments with terms expiring from May 2010 through January 2012, secured by equipment	$466	$478
Capital lease obligation with 0.0% interest due in installments payable in 2009, secured by equipment	23	48
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	219,866	212,561
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Subtotal	507,355	500,087
Less current portion	292	296

Total long-term debt	$507,063	$499,791

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.43% as of the most recent re-price date (April 30, 2009), 6.52% as of March 31, 2009 and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash since the inception of the Senior Facility. Accordingly, a total of $7,305 and $5,326 in accrued interest has been added to the principal amount on the applicable interest payment dates during the three months ended March 31, 2009 and 2008, respectively, (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $219,866 as of March 31, 2009. As of March 31, 2009, we have no accrued interest on the payment-in-kind term loan as all such interest was added to the principal amount on March 31, 2009. As of December 31, 2008, we had $3,324 in accrued interest on the payment-in-kind term loan, representing two months of accrued interest.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA. We were in compliance with such covenants as of March 31, 2009.

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

In connection with the Credit Agreement, on March 30, 2007, we also entered into a Guarantee and Collateral Agreement, pursuant to which the obligations thereunder are guaranteed by substantially all of our domestic subsidiaries (the “Subsidiary Guarantors”) and the obligations under the Senior Facility are secured by substantially all of our assets and the assets of the Subsidiary Guarantors.

We have outstanding letters of credit totaling $11,898 as of March 31, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12,493 of restricted cash on our accompanying consolidated balance sheet as of March 31, 2009.

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

(10)	Income Taxes

We recorded a net tax benefit of $21 and $398 for the three months ended March 31, 2009 and 2008, respectively. The current period tax benefit is primarily the result of the favorable audit experiences with states resulting in a $98 reduction in our liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which is offset by current state tax expense of $77. We have provided a full valuation allowance against our remaining net deferred tax assets as of March 31, 2009 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the quarter ended March 31, 2009 will not be realized, based on a number of factors, including the goodwill impairment charges recorded during 2006 and 2008, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At March 31, 2009, we had available federal net operating loss (NOL) carryforwards of approximately $163.3 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2028. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

Under FIN 48, we recorded a liability of $675 and $756 for unrecognized tax benefits related to various federal and state income tax matters as of March 31, 2009 and December 31, 2008, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

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

There is $135 and $152 of accrued interest related to uncertain tax positions as of March 31, 2009 and December 31, 2008, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Restructuring Expense

During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. In conjunction with this restructuring, we recorded $3,960 of restructuring expense for the year ended December 31, 2008, which primarily consisted of severance amounts payable to former employees. We did not record any additional restructuring expense during the three months ended March 31, 2009. Unpaid severance payments of $192 are included in our accompanying consolidated balance sheet as of March 31, 2009 within “Accounts payable.”

Severance and Related Costs
Balance as of December 31, 2008	$1,237
Charges	—
Payments	(1,045)

Balance as of March 31, 2009	$192

(12)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	Three months ended March 31,
	2009	2008
Cash payments for:
Interest	$235	$222
Income taxes received	(93)	(1,562)
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	4,566	4,112
Property and equipment acquired through capital leases	54	25
Payment-in-kind interest added to long-term borrowings	7,305	5,326

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2008 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 88.2% and 88.6% of net revenues for the three months ended March 31, 2009 and 2008, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.0% and 10.6% of net revenues for the three months ended March 31, 2009 and 2008, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

Executive Summary

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. We anticipate that we will continue to face such challenges in both the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our bank credit facility in March 2007, interest payments due under our senior subordinated notes, accruing interest under our senior secured debt, capital expenditure requirements, and the extreme volatility and disruption of available liquidity in the credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•

We expect that the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the Deficit Reduction Act of 2005 (DRA), will materially adversely affect our revenues, profit margins, profitability, operating cash flows and results of operations commencing in 2009. Based upon the information currently available, the financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching the 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by the Centers for Medical and Medicaid Services (CMS) for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of the 36-month rental cap for the three months ended March 31, 2009 was $6.3 million and we currently estimate the annual negative revenue impact will be approximately $25.0 million for 2009.

•

During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. These reductions, in addition to other cost saving initiatives, decreased our selling, general and administrative expenses by approximately $11.0 million for the three months ended March 31, 2009 and we currently estimate an annual selling, general and administrative expense reduction of approximately $40.0 million for 2009 compared to 2008. In addition, we continue to make efforts to maintain stringent control over our capital expenditures. As a result, we expect that our capital expenditures for 2009 will not exceed $40.0 million compared to $48.4 million in 2008. We expect, based upon current conditions, that the reductions in selling, general and administrative expenses, in addition to the reduced capital expenditures, will, by the end of 2009, more than offset the cash flow impact of the 2009 reductions in Medicare reimbursement. However, such initiatives are not without risk and there can be no assurance that we will be able to offset the cash flow impact of the 2009 reductions in Medicare reimbursement.

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

•

We continue to explore various strategic transactions and, if our efforts are not successful, we may be required to consider additional alternatives in restructuring our business and our capital structure as our long-term debt matures, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock. The recent disruptions in the securities markets will likely make it more difficult for us to complete a strategic transaction in the near future.

Strategic Initiatives

As a result of our highly leveraged position and the regulatory environment in which we operate, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions. At March 31, 2009, we had approximately $507.4 million of long-term debt outstanding. One of the greatest risks relating to our high leverage is the possibility that a substantial down-turn in operating cash flows, such as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. Beginning in 2009, we currently estimate that CMS’ final rule to implement the DRA’s 36-month rental cap on oxygen equipment with regard to oxygen reimbursement as released in November 2006 will have a negative annual revenue impact of approximately $25.0 million. In addition, recent legislation included a 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment, effective January 1, 2009. This reimbursement reduction will also have a material adverse impact on our revenues, which we currently estimate at an additional $17.0 million on an annual basis. The risks and uncertainties related to the DRA’s 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail below under the heading “Reimbursement by Third Party Payors”. We believe that a strategic transaction may be necessary to reduce our debt burden and strengthen our operating and financial conditions. Such a transaction could also strengthen our competitive position. However, the recent disruption in the securities and credit markets will likely make it more difficult for us to complete such a transaction in the near future.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.8% and 64.6% of our patient revenue for the three months ended March 31, 2009 and 2008, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

Recent legislation, each of which has been signed into law, including the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA caps the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million commencing in 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing. Effective April 18, 2009, CMS’s Interim Final Rule incorporates the MIPPA requirements into regulations. CMS will be issuing further guidance on the timeline for and bidding requirements related to the Round 1 re-bid.

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

Currently, all of our operating centers are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round one competitive bid suppliers will now be required to be accredited by September 30, 2009.

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

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive bidding received a 5% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.

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

Effective July 1, 2007, CMS revised its payment methodology billing codes for non-compounded albuterol and levalbuterol. Payment rates for these products were based on a weighted average of the average sales prices (ASPs) for both products, resulting in an increase in the Medicare payment rate for concentrated and single dose albuterol and a decrease in the Medicare payment rate for concentrated and single dose levalbuterol. Effective April 1, 2008, as a result of a special rule incorporated into the SCHIP Extension Act, the albuterol payment rates were no longer combined with those of levalbuterol. This resulted in a decrease in the payment amounts for albuterol. We estimate that the reduction in the reimbursement rate for single dose albuterol reduced our 2008 revenue by approximately $8.0 million. In addition, the SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement would result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008 and $0.243 in the second quarter of 2009. The reduction in ASP for DuoNeb reduced our 2008 revenue by approximately $14.4 million. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

In addition to these decreases in payment amounts for albuterol, levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs), the Medicare contractors responsible for processing claims for inhalation drugs dispensed by independent pharmacies such as ours, issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were paid based on the allowance for “the least costly medically appropriate alternative” or LCA. For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and Ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of LCA policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court in the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer to Medicare beneficiaries.

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS also solicited public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, we now provide replacement equipment to our patients that exceed five years of continuous use.

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of the 36-month rental cap for the three months ended March 31, 2009 was $6.3 million and we currently estimate the annual revenue impact will be approximately $25.0 million for 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Results of Operations

The following table shows our results of operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net revenues	$118,633	$138,314
Cost of net revenues:
Product and supply costs	28,363	32,900
Patient service equipment depreciation	13,393	14,660
Operating costs	2,658	6,013

Total cost of net revenues	44,414	53,573

Provision for doubtful accounts	4,040	4,863
Selling, general and administrative	62,981	78,288
Depreciation and amortization	2,595	3,520

Total costs and expenses	114,030	140,244

Operating income (loss)	4,603	(1,930)
Interest expense, net	11,443	12,409
Other (income) expense, net	(339)	7

Loss before income taxes	(6,501)	(14,346)
Federal and state income tax benefit	(21)	(398)

Net loss	(6,480)	(13,948)
Accrued dividends on convertible redeemable preferred stock	113	113

Net loss attributable to common stockholders	$(6,593)	$(14,061)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of net revenues:
Product and supply costs	23.9%	23.8%
Patient service equipment depreciation	11.3%	10.6%
Operating costs	2.2%	4.3%

Total cost of net revenues	37.4%	38.7%

Provision for doubtful accounts	3.4%	3.5%
Selling, general and administrative	53.1%	56.6%
Depreciation and amortization	2.2%	2.5%

Total costs and expenses	96.1%	101.3%

Operating (income) loss	3.9%	-1.3%
Interest expense, net	9.6%	9.0%
Other (income) expense, net	-0.3%	0.0%

Loss before income taxes	-5.4%	-10.3%
Federal and state income tax benefit	0.0%	-0.3%

Net loss	-5.4%	-10.0%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%

Net loss attributable to common stockholders	-5.5%	-10.1%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Total net revenues for the three months ended March 31, 2009 were $118.6 million as compared to $138.3 million for the comparable period in 2008. This decrease of $19.7 million from the comparable period in 2008 is primarily attributable to a $6.3 million impact of the 36-month oxygen cap, a $4.4 million impact of the 9.5% MIPAA reduction, and a $14.2 million impact of reductions in nebulizer medication reimbursement and volume. These decreases were primarily offset by organic growth in our CPAP supply revenue which increased $5.6 million for the three months ended March 31, 2009 from the comparable period in 2008.

Cost of net revenues totaled $44.4 million for the three months ended March 31, 2009, a decrease of $9.2 million, or 17.1%, from the comparable period in 2008. Approximately $8.0 million of this decrease is associated with the restructuring of our clinical programs and pharmacy operations; such decrease is consistent with the associated decreases in nebulizer medication revenues discussed above. In addition, depreciation on patient service equipment decreased by approximately $1.3 million as a result of our continued reductions in our overall capital expenditures. Cost of net revenues as a percentage of net revenue was 37.4% for the three months ended March 31, 2009, as compared to 38.7% for the comparable period in 2008.

The provision for doubtful accounts for the three months ended March 31, 2009 totaled $4.0 million, compared to $4.9 million for the same period in 2008. As a percentage of net revenue, the provision for doubtful accounts improved from 3.5% for the three months ended March 31, 2008 to 3.4% for the three months ended March 31, 2009.

Selling, general and administrative expenses for the three months ended March 31, 2009 totaled $63.0 million, a decrease of $15.3 million, or 19.6%, from the comparable period in 2008. The decrease in selling, general and administrative expenses were primarily attributable to our restructuring initiatives and reduced fuel costs during the three months ended March 31, 2009. Selling, general and administrative expenses as a percentage of net revenues were 53.1% for the three months ended March 31, 2009 compared to 56.6% for the three months ended March 31, 2008.

Depreciation and amortization for the three months ended March 31, 2009 totaled $2.6 million, a decrease of $0.9 million, or 26.3%, from the comparable period in 2008. This decrease was mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.2%, as compared to 2.5% for the comparable period in 2008.

Net interest expense for the three months ended March 31, 2009 totaled $11.4 million, a decrease of $1.0 million, or 7.8%, from the comparable period in 2008. Our average outstanding debt for the three months ended March 31, 2009 increased by $20.3 million over the same period in 2008 and our average rate of interest decreased by 353 basis points to 7.3%.

Federal and state income tax benefit for the three months ended March 31, 2009 decreased to $0.02 million from $0.4 million for the comparable period in 2008. This decrease in tax benefit is primarily the result of a smaller net loss for the three months ended March 31, 2009 and no significant change in the amounts of unrecognized tax benefits.

Net loss for the three months ended March 31, 2009 was $6.5 million compared to a net loss of $13.9 million for the three months ended March 31, 2008. As outlined above, this $7.4 million decrease in our net loss is primarily attributable to the aforementioned restructuring.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2009, as compared to $20.7 million for the same period in 2008. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2009.

Accounts receivable before allowance for doubtful accounts increased to $78.9 million at March 31, 2009 from $67.4 million at December 31, 2008. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 33.7% and 35.3% as of March 31, 2009 and December 31, 2008, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 53.2 days at March 31, 2009, compared to 43.1 days at December 31, 2008 and 52.8 days at March 31, 2008. Typically, we experience an increase in DSO during the first quarter of the year due to the longer collection cycle on Medicare Part B deductibles due from patients. In addition, we have experienced significant delays in Medicare payments associated with billing under the new 36-month rental cap due to delayed release of the billing rules from CMS to the DME MACs. We expect that the accounts receivable associated with these claims will return to normal levels during the second quarter of 2009. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of March 31, 2009 and December 31, 2008:

March 31, 2009

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.1%	22.3%	7.1%	70.5%
Aged 91-180 days	4.5%	5.4%	3.1%	13.0%
Aged 181 – 360 days	3.4%	4.4%	3.6%	11.4%
Aged over 360 days	1.0%	1.8%	2.3%	5.1%

Total	50.0%	33.9%	16.1%	100.0%

December 31, 2008

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.3%	25.4%	3.4%	70.1%
Aged 91-180 days	5.0%	5.8%	2.9%	13.7%
Aged 181 – 360 days	4.2%	4.4%	3.6%	12.2%
Aged over 360 days	0.9%	1.7%	1.4%	4.0%

Total	51.4%	37.3%	11.3%	100.0%

Included in accounts receivable are earned but unbilled receivables of $20.9 million at March 31, 2009 and $20.3 million at December 31, 2008. These amounts include $3.0 million at March 31, 2009 and $2.8 million at December 31, 2008 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-

offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. We manage billing and collection of accounts receivable through our own billing and collection centers. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. In addition, third-party payors may experience financial difficulties which could impact their ability to make timely payments to us. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

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

Net cash used in investing activities was $7.0 million for the three months ended March 31, 2009 as compared to $13.8 million for the same period in 2008. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $7.0 million for the three months ended March 31, 2009 as compared to $13.7 million for the same period in 2008. The decrease in 2009 capital expenditures is primarily attributable to improved equipment maintenance programs and increased management controls. There were no businesses acquired during the three months ended March 31, 2009 and March 31, 2008.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.43% as of the most recent re-price date (April 30, 2009), 6.52% as of March 31, 2009 and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

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

We have outstanding letters of credit totaling $11.9 million as of March 31, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12.5 million of restricted cash in our consolidated balance sheet as of March 31, 2009.

Cash flows provided by financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the three months ended March 31, 2009 and 2008, a total of $7.3 and $5.3 million, respectively, in interest has been added to the principal amount on the applicable interest payment dates (representing all interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $219.9 million as of March 31, 2009. As of March 31, 2009, we have no accrued interest on the payment-in-kind term loan as all such interest was added to the principal amount on March 31, 2009. As of December 31, 2008, we had $3.3 million in accrued interest on the payment-in-kind term loan, representing two months of accrued interest.

•

$300.0 million aggregate principal amount of 9 1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both March 31, 2009 and December 31, 2008, we had a balance of $287.0 million outstanding. We made no interest payments during either of the three month periods ended March 31, 2009 or 2008. Accrued interest on the senior subordinated notes totaled $13.6 million at March 31, 2009 and $6.8 million at December 31, 2008.

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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. There are no material changes with respect to contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as presented in our Annual Report on Form 10-K for the year ended December 31, 2008 regarding our critical accounting policies.

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid, including, without limitation, the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the uncertainties relating to inhalation drug reimbursement; issues relating to reimbursement by government and third party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with confidentiality requirements with respect to patient information; the effects of competition and industry consolidation; compliance with various settlement agreements and corporate compliance programs; the increased cost of transportation related to rising fuel prices; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our credit agreement; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A of this Form 10-Q and contained in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We made no changes during the first quarter of fiscal year 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2008 Annual Report on Form 10-K, filed March 6, 2009.

ITEM 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

(a) Exhibits:

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

ROTECH HEALTHCARE INC.

Dated: May 8, 2009	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated: May 8, 2009	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.