Form 10-Q
period 2009-06-30
ROTECH HEALTHCARE INC
filed 2009-08-05
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 5, 2009, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$69,525	$74,700
Accounts receivable, net	67,271	61,813
Other accounts receivable	2,301	2,569
Income taxes receivable	100	253
Inventories	10,811	9,502
Prepaid expenses	3,639	3,603
Deferred tax assets, net	51	112

Total current assets	153,698	152,552
Property and equipment, net	113,655	121,642
Intangible assets (less accumulated amortization of $9,067 at June 30, 2009 and $9,155 at December 31, 2008)	16,206	16,869
Restricted cash	12,541	12,493
Other assets	10,483	11,863

	$306,583	$315,419

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$25,031	$25,529
Accrued expenses and other current liabilities	16,544	18,218
Accrued interest	7,253	10,174
Deferred revenue	8,909	10,986
Current portion of long-term debt	298	296

Total current liabilities	58,035	65,203
Priority tax claim	198	528
Deferred tax liabilities, net	1,114	1,020
Other long-term liabilities	704	932
Long-term debt, less current portion	510,616	499,791
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 241,471 and 244,013 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,118	5,343
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at June 30, 2009 and December 31, 2008	3	3
Additional paid-in capital	506,372	506,095
Accumulated deficit	(775,577)	(763,496)

Total stockholders’ deficiency	(269,202)	(257,398)

	$306,583	$315,419

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues	$115,530	$144,406	$234,163	$282,719
Costs and expenses:
Cost of net revenues	42,948	55,646	87,362	109,219
Selling, general and administrative	60,923	76,277	123,905	154,567
Provision for doubtful accounts	3,878	5,117	7,918	9,979
Depreciation and amortization	2,444	3,221	5,039	6,741
Restructuring expense	—	1,929	—	1,929

Total costs and expenses	110,193	142,190	224,224	282,435

Operating income	5,337	2,216	9,939	284
Other (income) expense:
Interest expense, net	11,498	12,204	22,941	24,612
Other (income) expense, net	(1,073)	(4)	(1,411)	2

Total other expense	10,425	12,200	21,530	24,614

Loss before income taxes	(5,088)	(9,984)	(11,591)	(24,330)
Federal and state income tax expense (benefit)	287	156	266	(242)

Net loss	(5,375)	(10,140)	(11,857)	(24,088)
Accrued dividends on convertible redeemable preferred stock	113	113	225	225

Net loss attributable to common stockholders	$(5,488)	$(10,253)	$(12,082)	$(24,313)

Net loss per common share:
Basic	$(0.22)	$(0.40)	$(0.47)	$(0.95)

Diluted	$(0.22)	$(0.40)	$(0.47)	$(0.95)

Weighted average shares outstanding:
Basic	25,505,270	25,505,270	25,505,270	25,505,270

Diluted	25,505,270	25,505,270	25,505,270	25,505,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2009	2008
Net loss	$(11,857)	$(24,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	7,918	9,979
Depreciation and amortization	32,922	35,620
Payment-in-kind interest added to long-term borrowings	10,892	10,740
Deferred income taxes	156	(289)
Other reconciling adjustments	359	272
Changes in operating assets and liabilities:
Accounts receivable	(13,376)	(13,084)
Other receivables	269	(3,544)
Income taxes receivable	153	1,588
Inventories	(1,309)	2,576
Prepaid expenses	(35)	497
Other assets	18	(125)
Accounts payable and accrued expenses	(9,082)	(1,737)
Other long-term liabilities	(228)	(133)
Accrued interest	(2,921)	(562)
Deferred revenue	(2,077)	188

Net cash provided by operating activities	11,802	17,898

Cash flows from investing activities:
Purchases of property and equipment	(16,442)	(26,549)
Changes in restricted cash	(48)	(13)

Net cash used in investing activities	(16,490)	(26,562)

Cash flows from financing activities:
Payments of dividends on preferred stock	—	(450)
Principal payments on capital leases	(157)	(1,127)
Changes in liabilities subject to compromise/priority tax claim	(330)	(763)

Net cash used in financing activities	(487)	(2,340)

Decrease in cash and cash equivalents	(5,175)	(11,004)
Cash and cash equivalents, beginning of period	74,700	55,008

Cash and cash equivalents, end of period	$69,525	$44,004

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

The Company has evaluated significant events and transactions that occurred after June 30, 2009 through the date of filing this report on Form 10-Q.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net loss and comprehensive loss.

(2)	Liquidity

We are highly leveraged. As of June 30, 2009, we had $510,914 of long-term debt outstanding. Although we are highly leveraged, we expect that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs for the next twelve months.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of June 30, 2009 and based upon our 2009 budget and 2010 projections, management believes that we will meet these covenant requirements for the next twelve months (see Note 10, Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (Statement 157). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions SFAS 157-1 and SFAS 157-2 which removed certain leasing transactions from its scope and delayed the effective date of Statement 157 for one year for certain non-financial assets and non-financial liabilities. We adopted Statement 157 for financial assets and liabilities on January 1, 2008 and for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of Statement 157 did not have any impact on our results of operations or financial position and did not result in any additional disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (Statement 165). This statement establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement also requires the disclosure of the date through which subsequent events have been evaluated. We adopted this standard, as required, for the period ended June 30, 2009. Adoption of Statement 165 did not have any impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (Statement 168). Statement 168 does not change current U.S. GAAP but reorganizes all authoritative literature in one place. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, Statement 168 will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. Statement 168 only requires a change in disclosure and will not impact our consolidated financial statements.

In April 2009, the FASB issued Statement of Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, (Statement 107) and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim periods as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Adoption of FSP 107-1 required additional disclosures in this report on Form 10-Q however, it did not have any impact on our results of operations or financial position.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and six months ended June 30, 2009 and 2008. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 4,571,073 and 4,900,997 for the three months ended June 30, 2009 and 2008, respectively, 4,577,483 and 4,906,487 for the six months ended June 30, 2009 and 2008, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2009:
Basic and diluted EPS:
Net loss	$(5,375)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(5,488)	25,505,270	$(0.22)

For the Three Months Ended June 30, 2008:
Basic and diluted EPS:
Net loss	$(10,140)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(10,253)	25,505,270	$(0.40)

For the Six Months Ended June 30, 2009:
Basic and diluted EPS:
Net loss	$(11,857)
Accrued dividends on convertible redeemable preferred stock	225

Net loss attributable to common stockholders	$(12,082)	25,505,270	$(0.47)

For the Six Months Ended June 30, 2008:
Basic and diluted EPS:
Net loss	$(24,088)
Accrued dividends on convertible redeemable preferred stock	225

Net loss attributable to common stockholders	$(24,313)	25,505,270	$(0.95)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2009 annual meeting of the board of directors held on June 23, 2009, dividends in the amount of $450 were declared on our Series A Preferred and are included in our accompanying consolidated balance sheet as of June 30, 2009 within “Accrued expenses and other current liabilities.”

(5)	Equipment Purchases

During the six months ended June 30, 2009, we purchased $1,525 of new and used rental equipment and inventory from competitors exiting the home health care market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company.

The assets purchased from these competitors represent only a component of the assets and activities used in operating their respective businesses; however, in accordance with SFAS No. 141(R), Business Combinations (Statement 141(R)), these purchases are being accounted for as business combinations. The aggregate cost of the purchases has been recorded as follows:

Amount
Property and equipment	$1,496
Inventory	29

Total	$1,525

Pro forma results and other expanded disclosures required by Statement 141(R) have not been presented as these purchases individually and in the aggregate are not material.

In addition to the above purchases, during the month of July 2009, we purchased $8,176 of new and used rental equipment and inventory from competitors exiting the home health care market.

(6)	Intangible Assets

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

The following table reflects the components of other identifiable intangible assets:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$4,350	$12,000	$4,050
Computer software	5,000	2,417	5,000	2,250
Acquired trade names and other	6,273	2,300	7,024	2,855

Subtotal	23,273	9,067	24,024	9,155

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$25,273	$9,067	$26,024	$9,155

During 2009, we wrote off fully amortized intangibles in the amount of $751. Amortization expense for the three and six months ended June 30, 2009 was approximately $332 and $663, respectively. Amortization expense for the three and six months ended June 30, 2008 was approximately $332 and $665, respectively.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2009	$1,325
2010	1,253
2011	1,181
2012	1,173
2013	1,171

(7)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Respiratory therapy equipment and services	$101,319	$128,497	$205,936	$251,031
Durable medical equipment	13,265	14,099	26,314	28,758
Other health care products	946	1,810	1,913	2,930

Net revenue	$115,530	$144,406	$234,163	$282,719

(8)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Department of Veterans Affairs (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.3% and 64.9% of our patient revenue for the three months ended June 30, 2009 and 2008, respectively, and 58.7% and 64.8% for the six months ended June 30, 2009 and 2008, respectively.

(10)	Debt

Our long-term debt consists of the following:

	June 30, 2009	December 31, 2008
Capital lease obligations with interest implied at fixed rates between 7.3% and 11.0%, due in equal monthly installments with terms expiring from May 2010 through May 2012, secured by equipment	$439	$478
Capital lease obligations with 0.0%, due in installments payable in 2009, secured by equipment	23	48
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	223,452	212,561
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	510,914	500,087
Less current portion	298	296

Total long-term debt	$510,616	$499,791

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.29% as of the most recent reprice date (July 30, 2009), 6.31% as of June 30, 2009, and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such accrued interest in cash since the inception of the Senior Facility. Accordingly, a total of $10,892 and $10,740 in accrued interest has been added to the principal amount on the applicable interest payments dates during the six months ended June 30, 2009 and 2008, respectively (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $223,452 as of June 30, 2009. As of June 30, 2009, we have no accrued interest on the payment-in-kind term loan as all such interest was added to the principal amount on June 30, 2009. As of December 31, 2008 we had $3,324 in accrued interest on the payment-in-kind term loan, representing two months of accrued interest.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA. We were in compliance with such covenants as of June 30, 2009.

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

We have outstanding letters of credit totaling $11,898 as of June 30, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12,541 of restricted cash in our accompanying consolidated balance sheet as of June 30, 2009.

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

The fair value of our variable Senior Facility term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at June 30, 2009 and December 31, 2008 was $47,472 and $187,019, respectively.

(11)	Income Taxes

We recorded a net tax expense of $287 and $156 for the three months ended June 30, 2009 and 2008, respectively and a net tax expense of $266 and a net tax benefit of $242 for the six months ended June 30, 2009 and 2008, respectively. The current year to date tax benefit is primarily the result of increases in taxable income in certain state jurisdictions resulting in a $154 increase in our liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) plus current state tax expense of $112. We have provided a full valuation allowance against our remaining net deferred tax assets as of June 30, 2009 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the six months ended June 30, 2009 will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006 and 2008, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At June 30, 2009, we had available federal net operating loss (NOL) carryforwards of approximately $174,527 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2028. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

Under FIN 48, we recorded a liability of $885 and $756 for unrecognized tax benefits related to various federal and state income tax matters as of June 30, 2009 and December 31, 2008, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

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

There is $178 and $152 of accrued interest related to uncertain tax positions as of June 30, 2009 and December 31, 2008, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Restructuring Expense

During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. In conjunction with this restructuring, we recorded $3,960 of restructuring expense for the year ended December 31, 2008, which primarily consisted of severance amounts payable to former employees. We did not record any additional restructuring expense during the three and six months ended June 30, 2009. Unpaid severance payments of $132 are included in our accompanying consolidated balance sheet as of June 30, 2009 within “Accounts payable.”

Severance and Related Costs
Balance as of December 31, 2008	$1,237
Charges	—
Payments	(1,105)

Balance as of June 30, 2009	$132

(13)	Supplemental Information

Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the six months ended June 30,
	2009	2008
Cash payments (receipts) for:
Interest	$13,925	$14,052
Income taxes	$(41)	$(1,541)
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	$7,741	$2,811
Property and equipment acquired through capital leases	$92	$228
Payment-in-kind interest added to long-term borrowings	$10,892	$10,740

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.7% and 89.0% of net revenues for the three months ended June 30, 2009 and 2008, respectively and 87.9% and 88.8% of net revenues for the six months ended June 30, 2009 and 2008, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.5% and 9.8% of net revenues for the three months ended June 30, 2009 and 2008, respectively and 11.2% and 10.2% of net revenues for the six months ended June 30, 2009 and 2008, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

Executive Summary

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our bank credit facility in March 2007, interest payments due under our senior subordinated notes, accruing interest under our senior secured debt, capital expenditure requirements and the extreme volatility and disruption of available liquidity in the credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•

As discussed in more detail below under the heading “Reimbursement by Third Party Payors”, we currently estimate that our 2009 net revenues will be negatively impacted by approximately $42.0 million as a result of the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the Deficit Reduction Act of 2005 (DRA) and the 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment as part of the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), both of which went into effect on January 1, 2009.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment purchases from competitors exiting the home medical equipment market. In particular:

•

During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. These reductions, in addition to other cost saving initiatives, decreased our selling, general and administrative expenses and operating costs by approximately $18.0 and $36.7 million for the three and six months ended June 30, 2009, respectively from the comparable periods in 2008. We currently estimate an annual selling, general and administrative expense and operating costs reduction of approximately $70.0 million for 2009 compared to 2008.

•

During the first six months of 2009, we purchased $1.5 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment purchase opportunities during 2009, and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. Including these equipment purchases, we expect that our capital expenditures for 2009 will not exceed $45.0 million compared to $48.4 million in 2008.

We expect, based upon current conditions, that the reductions in selling, general and administrative expenses and operating costs, in addition to the reduced capital expenditures, will, by the end of 2009, more than offset the cash flow impact of the 2009 reductions in Medicare reimbursement. However, such initiatives are not without risk and there can be no assurance that we will be able to offset the cash flow impact of the 2009 reductions in Medicare reimbursement.

At June 30, 2009, we had approximately $510.9 million of long-term debt outstanding. Our highly leveraged position increases the risk that a substantial downturn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. Although, based upon current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, we believe that a strategic transaction may be necessary to reduce our debt burden, strengthen our long-term operating and financial conditions, and strengthen our competitive position. Such a transaction could take the form of an acquisition, debt exchange or repurchase, equity offering, or any combination thereof. If our efforts are not successful, we may be required to consider additional alternatives in restructuring our business and our capital structure as our long-term debt matures beginning in September 2011, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock. The recent disruptions in the securities markets will likely make it more difficult for us to complete a strategic transaction in the near future.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.3% and 64.9% of our patient revenue for the three months ended June 30, 2009 and 2008, respectively and 58.7% and 64.8% of our patient revenue for the six months ended June 30, 2009 and 2008, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either its inherent reasonableness or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS and its contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below). DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalations drugs or other HME products we offer to Medicare beneficiaries.

Recent legislation, each of which has been signed into law, including MIPPA, Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), DRA and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA caps the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. In addition, as part of the current administration’s efforts to pass extensive federal healthcare reforms, there are several new legislative initiatives which could affect Medicare payment for HME. We cannot predict the impact that such initiatives, if adopted, or any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Further, changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal VA contracts, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care, including competitive bidding initiatives, measures that impose quality standards as a prerequisite to payment, policies reducing certain HME payment rates and restricting coverage and payment for inhalation drugs, and refinements to payments for oxygen and oxygen equipment.

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

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million commencing in 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing. Effective April 18, 2009, CMS’s Interim Final Rule incorporates the MIPPA requirements into regulations. CMS has issued tentative guidance on the timeline for and bidding requirements related to the Round 1 re-bid. The 60 day window is scheduled to open October 21, 2009 and any awarded rebid contracts are tentatively scheduled to go into effect January 2011.

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

Currently, all of our operating centers are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round one rebid competitive bid suppliers will now be required to be accredited by September 30, 2009.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. Each of our 450 operating locations is required to have their own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare must obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership are subject to the provisions of the new rule as of May 4, 2009. We are currently evaluating our options in the surety bond market and until such time that we have completed our evaluation, we will not be able to determine the impact of the surety bond requirements.

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

Effective July 1, 2007, CMS revised its payment methodology billing codes for non-compounded albuterol and levalbuterol. Payment rates for these products were based on a weighted average of the average sales prices (ASPs) for both products, resulting in an increase in the Medicare payment rate for concentrated and single dose albuterol and a decrease in the Medicare payment rate for concentrated and single dose levalbuterol. Effective April 1, 2008, as a result of a special rule incorporated in to the SCHIP Extension Act, the albuterol payment rates were no longer combined with those of levalbuterol. This resulted in a decrease in the payment amounts for albuterol. We estimate that the reduction in the reimbursement rate for single dose albuterol reduced our 2008 revenue by approximately $8.0 million. In addition, the SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.805 in the first quarter of 2008 and $0.246 in the third quarter 2009. The reduction in ASP for DuoNeb reduced our 2008 revenue by approximately $14.4 million. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

In addition to these decreases in payment amounts for albuterol, levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs), the Medicare contractors responsible for processing claims for inhalation drugs dispensed by independent pharmacies such as ours, issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative” or LCA. For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and Ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of LCA policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court in the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. DHHS filed its notice of appeal on December 10, 2008. We cannot predict whether this court decision will be overturned or whether CMS or its contractors will continue to apply LCA policies in the future to inhalation drugs or other HME products we offer Medicare beneficiaries.

(4) Reduction in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, has made certain changes to the way Medicare Part B pays for our HME products, including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment transfers to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permits payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. After the 36-month rental cap, payment is made only for oxygen and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (as discussed in more detail below).

•

Payment for Rental Period. For stationary oxygen equipment, the 2009 payment amount is $175.79, a decrease of $23.49 from the 2008 amount. The 2009 monthly portable oxygen add-on amount is $28.77, a decrease of $3.02 from the 2008 amount. These 2009 payment amounts include the 9.5% reductions associated MIPPA. The 2009 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2008 at $51.63 and is unaffected by MIPPA.

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. CMS also solicited public comments on whether to continue such maintenance and servicing payments after 2009. Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with the instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instruction, and consistent with the final rule published on October 30, 2008, we now provide replacement equipment to our patients that exceed five years of continuous use.

In addition, there continue to be several legislative initiatives at the federal and state levels affecting the payment for oxygen, oxygen equipment and related services. For example, on July 14, 2009, the America’s Affordable Health Choices Act of 2009 (H.R. 3200) was introduced, which would require suppliers in month 27 of the 36-month rental cap period to continue providing oxygen during the period of medical need through the end of the equipment’s useful lifetime, regardless of the patient’s location, unless another supplier has accepted responsibility for continuing to furnish such equipment. As part of the bill, if a provider declares bankruptcy and liquidates its assets, a new 36-month rental period with a new oxygen supplier may begin if more than 24 months of rental payments have been made on the patient’s current rental period. Further, on July 15, 2009, the Medicare Home Oxygen Therapy Act of 2009 (H.R. 3220) was introduced, which, among other things, would repeal the 36-month rental cap on Medicare reimbursement for oxygen and remove oxygen and home oxygen therapy services from the definition of durable medical equipment. This would exclude the oxygen from competitive bidding and substitute a new payment system based on a single, bundled payment methodology. At this time, it is unclear whether the proposals will be adopted or, if adopted, what affect these or any other proposals would have on our business.

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of the 36-month rental cap for the six months ended June 30, 2009 was $12.9 million and we currently estimate the annual revenue impact will be approximately $25.0 million for 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Results of Operations

The following table shows our results of operations for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues	$115,530	$144,406	$234,163	$282,719
Costs and expenses:
Cost of net revenues	42,948	55,646	87,362	109,219
Selling, general and administrative	60,923	76,277	123,905	154,567
Provision for doubtful accounts	3,878	5,117	7,918	9,979
Depreciation and amortization	2,444	3,221	5,039	6,741
Restructuring expense	—	1,929	—	1,929

Total costs and expenses	110,193	142,190	224,224	282,435

Operating income	5,337	2,216	9,939	284
Other (income) expense:
Interest expense, net	11,498	12,204	22,941	24,612
Other (income) expense, net	(1,073)	(4)	(1,411)	2

Total other expense	10,425	12,200	21,530	24,614

Loss before income taxes	(5,088)	(9,984)	(11,591)	(24,330)
Federal and state income tax expense (benefit)	287	156	266	(242)

Net loss	(5,375)	(10,140)	(11,857)	(24,088)
Accrued dividends on convertible redeemable preferred stock	113	113	225	225

Net loss attributable to common stockholders	$(5,488)	$(10,253)	$(12,082)	$(24,313)

The following table shows our results of operations as a percentage of our net revenues for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	37.2%	38.5%	37.3%	38.7%
Selling, general and administrative	52.7%	52.8%	52.9%	54.7%
Provision for doubtful accounts	3.4%	3.5%	3.4%	3.5%
Depreciation and amortization	2.1%	2.2%	2.2%	2.4%
Restructuring expense	—%	1.3%	—%	0.7%

Total costs and expenses	95.4%	98.3%	95.8%	100.0%

Operating income	4.6%	1.7%	4.2%	—%
Other (income) expense:
Interest expense, net	10.0%	8.5%	9.8%	8.7%
Other (income) expense, net	(0.9)%	—%	(0.6)%	—%

Total other expenses	9.1%	8.5%	9.2%	8.7%

Loss before income taxes	(4.5)%	(6.8)%	(5.0)%	(8.7)%
Federal and state income tax expense (benefit)	0.2%	0.1%	0.1%	(0.1)%

Net loss	(4.7)%	(6.9)%	(5.1)%	(8.6)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net loss attributable to common stockholders	(4.8)%	(7.0)%	(5.2)%	(8.7)%

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Total net revenues for the three months ended June 30, 2009 were $115.5 million as compared to $144.4 million for the comparable period in 2008. This decrease of $28.9 million from the comparable period in 2008 is primarily attributable to a $6.6 million impact of the 36-month oxygen cap, a $4.4 million impact of the 9.5% MIPAA reduction, and a $22.2 million impact of reductions in nebulizer medication reimbursement and volume. These decreases were partially offset by organic growth in our CPAP supply revenue which increased $6.8 million for the three months ended June 30, 2009 from the comparable period in 2008.

Cost of net revenues totaled $42.9 million for the three months ended June 30, 2009, a decrease of $12.7 million, or 22.8%, from the comparable period in 2008. Cost of net revenues for the three months ended June 30, 2009 and 2008 was comprised as follows:

	Three months ended June 30,
	2009	2008
Cost of net revenues:
Product and supply costs	$27,188	$37,443
Patient service equipment depreciation	13,129	12,923
Operating costs	2,631	5,280

	$42,948	$55,646

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by an increase in CPAP supply expense consistent with the associated increase in CPAP supply revenue discussed above. The decrease in operating costs is associated with the restructuring of our clinical programs and pharmacy operations (discussed in more detail below). Cost of net revenues as a percentage of net revenue was 37.2% for the three months ended June 30, 2009 as compared to 38.5% for the comparable period in 2008.

Selling, general and administrative expenses for the three months ended June 30, 2009 totaled $60.9 million, a decrease of $15.4 million, or 20.1%, from the comparable period in 2008. The decrease in selling, general and administrative expenses were primarily attributable to our restructuring initiatives and reduced fuel costs during the three months ended June 30, 2009. Selling, general and administrative expenses as a percentage of net revenues decreased to 52.7% for the three months ended June 30, 2009 from 52.8% for the three months ended June 30, 2008.

The provision for doubtful accounts for the three months ended June 30, 2009 totaled $3.9 million, a $1.2 million decrease from the comparable period in 2008. As a percentage of net revenue, the provision for doubtful accounts improved from 3.5% for the three months ended June 30, 2008 to 3.4% for the three months ended June 30, 2009.

Depreciation and amortization for the three months ended June 30, 2009 totaled $2.4 million, a decrease of $0.8 million, or 24.1%, from the comparable period in 2008. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.1% as compared to 2.2% for the comparable period in 2008.

Restructuring expense for the three months ended June 30, 2008 totaled $1.9 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations. We did not record additional restructuring expense during the three months ended June 30, 2009.

Net interest expense for the three months ended June 30, 2009 totaled $11.5 million, a decrease of $0.7 million, or 5.8%, from the comparable period in 2008. Our average outstanding debt for the three months ended June 30, 2009 increased by $19.7 million over the same period in 2008 and our average rate of interest on our variable rate secured payment-in-kind term loan decreased by 317 basis points to 6.3%.

Federal and state income tax expense for the three months ended June 30, 2009 was consistent with the amount for the comparable period in 2008. No federal tax benefit was recognized from the operating losses for either period. The net income tax expense relates to state tax liabilities from states requiring separate return filing or states which have minimum taxes based on business activity other than net income. This decrease in tax expense is primarily the result of a smaller net loss for the three months ended June 30, 2009 and no significant change in the amounts of unrecognized tax benefits.

Net loss for the three months ended June 30, 2009 was $5.4 million compared to a net loss of $10.1 million for the comparable period in 2008. As outlined above, this $4.8 million decrease in our net loss is primarily attributable to the aforementioned restructuring initiatives.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Total net revenues for the six months ended June 30, 2009 were $234.2 million as compared to $282.7 million for the comparable period in 2008. This decrease of $48.6 million from the comparable period in 2008 is primarily attributable to a $12.9 million impact of the 36-month oxygen cap, an $8.8 million impact of the 9.5% MIPAA reduction, and a $36.4 million impact of reductions in nebulizer medication reimbursement and volume. These decreases were primarily offset by organic growth in our CPAP supply revenue which increased $12.4 million for the six months ended June 30, 2009 from the comparable period in 2008.

Cost of net revenues totaled $87.4 million for the six months ended June 30, 2009, a decrease of $21.9 million, or 20.0%, from the comparable period in 2008.

	Six months ended June 30,
	2009	2008
Cost of net revenues:
Product and supply costs	$55,552	$70,343
Patient service equipment depreciation	26,522	27,583
Operating costs	5,288	11,293

	$87,362	$109,219

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by an increase in CPAP supply expense consistent with the associated increase CPAP supply revenue discussed above. The decrease in operating costs is associated with the restructuring of our clinical programs and pharmacy operations (discussed in more detail below). In addition, depreciation on patient service equipment decreased by approximately $1.1 million as a result of our continued reductions in our overall capital expenditures. Cost of net revenues as a percentage of net revenue was 37.3% for the six months ended June 30, 2009 as compared to 38.7% for the comparable period in 2008.

Selling, general and administrative expenses for the six months ended June 30, 2009 totaled $123.9 million, a decrease of $30.7 million, or 19.8%, from the comparable period in 2008. The decrease in selling, general and administrative expenses was primarily attributable to our restructuring initiatives and reduced fuel costs during the six months ended June 30, 2009. Selling, general and administrative expenses as a percentage of net revenues decreased to 52.9% for the six months ended June 30, 2009 from 54.7% for the six months ended June 30, 2008.

The provision for doubtful accounts for the six months ended June 30, 2009 totaled $7.9 million, a $2.1 million decrease from the comparable period in 2008. As a percentage of net revenue, the provision for doubtful accounts improved from 3.5% for the six months ended June 30, 2008 to 3.4% for the six months ended June 30, 2009.

Depreciation and amortization for the six months ended June 30, 2009 totaled $5.0 million, a decrease of $1.7 million, or 25.2%, from the comparable period in 2008. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.2% as compared to 2.4% for the comparable period in 2008.

Restructuring expense for the three months ended June 30, 2008 totaled $1.9 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations. We did not record additional restructuring expense during the six months ended June 30, 2009.

Net interest expense for the six months ended June 30, 2009 totaled $22.9 million, a decrease of $1.7 million, or 6.8%, from the comparable period in 2008. Our average outstanding debt for the six months ended June 30, 2009 increased by $20.0 million over the same period in 2008 our average rate of interest decreased by 535 basis points to 6.3%.

Federal and state income tax expense for the six months ended June 30, 2009 was $0.3 million compared to a tax benefit of $0.2 million for the comparable period in 2008. This decrease in tax benefit is primarily the result of a lower effective beneficial tax rate for the six months ended June 30, 2008 due to non-recognition of future benefits of current period losses.

Net loss for the six months ended June 30, 2009 was $11.9 million compared to a net loss of $24.1 million for the six months ended June 30, 2008. As outlined above, this $12.2 million decrease in our net loss is primarily attributable to the aforementioned restructuring initiatives.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.8 million for the six months ended June 30, 2009, as compared to $17.9 million for the same period in 2008. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the six months ended June 30, 2009.

Accounts receivable before allowance for doubtful accounts increased to $72.1 million at June 30, 2009 from $67.4 million at December 31, 2008. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 31.4% and 35.3% as of June 30, 2009 and December 31, 2008, respectively. Days sales outstanding (DSO), calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue, were 52.4 days at June 30, 2009, compared to 43.1 days at December 31, 2008 and 50.0 days at June 30, 2008. We have experienced an increase in our DSO during 2009 due to changes in our revenue and product mix. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of June 30, 2009 and December 31, 2008:

June 30, 2009

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	35.7%	24.1%	5.5%	65.3%
Aged 91-180 days	5.3%	10.2%	7.2%	22.7%
Aged 181-360 days	2.8%	5.3%	2.0%	10.1%
Aged over 360 days	0.6%	1.3%	0.0%	1.9%

Total	44.4%	40.9%	14.7%	100.0%

December 31, 2008

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.3%	25.4%	3.4%	70.1%
Aged 91-180 days	5.0%	5.8%	2.9%	13.7%
Aged 181-360 days	4.2%	4.4%	3.6%	12.2%
Aged over 360 days	0.9%	1.7%	1.4%	4.0%

Total	51.4%	37.3%	11.3%	100.0%

Included in accounts receivable are earned but unbilled receivables of $19.8 million at June 30, 2009 and $20.3 million at December 31, 2008. These amounts include $3.2 million at June 30, 2009 and $2.8 million at December 31, 2008 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $16.5 million for the six months ended June 30, 2009, as compared to $26.6 million for the same period in 2008. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $16.4 million for the six months ended June 30, 2009 as compared to $26.6 million for the same period in 2008. The decrease in 2009 capital expenditures is primarily attributable to improved equipment maintenance programs and increased management controls. Included in the $16.4 million of capital expenditures for the six months ended June 30, 2009 is $1.5 million paid for new and used rental equipment from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. We expect to use the balance of the loan for general working capital purposes. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.29% as of the most recent re-price date (July 30, 2009), 6.31% as of June 30, 2009 and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

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

We have outstanding letters of credit totaling $11.9 million as of June 30, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12.5 million of restricted cash in our consolidated balance sheet as of June 30, 2009.

Cash flows provided by financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payments date, provided that we may, at our election, pay any such accrued interest in cash on such date. We have not elected to pay any such interest in cash since inception of the Senior Facility. Accordingly, during the six months ended June 30, 2009 and 2008, a total of $10.9 and $10.7 million, respectively, in interest has been added to the principal amount on the applicable interest payment dates (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $223.5 million as of June 30, 2009. As of June 30, 2009, we have no accrued interest on the payment-in-kind term loan as all such interest was added to the principal amount on June 30, 2009. As of December 31, 2008, we had $3.3 million in accrued interest on the payment-in-kind term loan, representing two months of accrued interest.

•

$300.0 million aggregate principal amount of 9 1/2 % senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our Predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2 % is payable semi-annually in arrears on April 1 and October 1 of each year. As of both June 30, 2009 and December 31, 2008, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the six months ended June 30, 2009. Accrued interest on the senior subordinated notes totaled $6.8 million at both June 30, 2009 and December 31, 2008.

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

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this Item.

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

We have made no changes during the second quarter of fiscal year 2009 that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Information required for Part II, Item 1 in incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2008 Annual Report on Form 10-K, filed on March 6, 2009.

ITEM 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 23, 2009. At the meeting, the stockholders:

(1)	elected the following five persons to serve as directors of the Company: Arthur J. Reimers, Philip L. Carter, James H. Bloem, Edward L. Kuntz and Arthur Siegel; and

(2)	ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER		FOR	AGAINST/ WITHHELD	ABSTAINED
(1)	Election of Directors:

	Arthur J. Reimers	20,740,502	2,337,442	—
	Philip L. Carter	20,504,529	2,573,415	—
	James H. Bloem	20,777,102	2,300,842	—
	Edward L. Kuntz	20,784,802	2,293,142	—
	Arthur Siegel	20,784,802	2,293,142	—

(2)	Ratification of Independent Registered Public Accounting Firm	20,394,928	529,656	2,153,358

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

ROTECH HEALTHCARE INC.

Dated: August 5, 2009	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated: August 5, 2009	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.