Form 10-Q
period 2009-09-30
ROTECH HEALTHCARE INC
filed 2009-11-05
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2009, the registrant had 25,505,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—Condensed Consolidated Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$83,088	$74,700
Accounts receivable, net	63,473	61,813
Other accounts receivable	3,755	2,569
Income taxes receivable	120	253
Inventories	10,524	9,502
Prepaid expenses	3,100	3,603
Deferred tax assets, net	57	112

Total current assets	164,117	152,552
Property and equipment, net	115,380	121,642
Intangible assets (less accumulated amortization of $9,399 at September 30, 2009 and $9,155 at December 31, 2008)	15,874	16,869
Restricted cash	12,493	12,493
Other assets	9,704	11,863

	$317,568	$315,419

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$29,809	$25,529
Accrued expenses and other current liabilities	18,424	18,218
Accrued interest	14,185	10,174
Deferred revenue	8,955	10,986
Current portion of long-term debt	274	296

Total current liabilities	71,647	65,203
Priority tax claim	—	528
Deferred tax liabilities, net	775	1,020
Other long-term liabilities	694	932
Long-term debt, less current portion	512,892	499,791
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 241,471 and 244,013 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5,230	5,343
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,505,270 shares issued and outstanding at September 30, 2009 and December 31, 2008	3	3
Additional paid-in capital	506,555	506,095
Accumulated deficit	(780,228)	(763,496)

Total stockholders’ deficiency	(273,670)	(257,398)

	$317,568	$315,419

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenues	$122,519	$132,828	$356,682	$415,548
Costs and expenses:
Cost of net revenues	44,193	48,579	131,555	157,798
Selling, general and administrative	65,738	75,007	189,642	229,572
Provision for doubtful accounts	3,772	4,737	11,690	14,717
Depreciation and amortization	2,402	3,093	7,441	9,834
Goodwill impairment	—	207,030	—	207,030
Restructuring expense	—	380	—	2,309

Total costs and expenses	116,105	338,826	340,328	621,260

Operating income (loss)	6,414	(205,998)	16,354	(205,712)
Other (income) expense:
Interest expense, net	11,238	11,908	34,179	36,520
Other (income) expense, net	(9)	9	(1,420)	12

Total other expense	11,229	11,917	32,759	36,532

Loss before income taxes	(4,815)	(217,915)	(16,405)	(242,244)
Federal and state income tax benefit	(277)	(270)	(10)	(511)

Net loss	(4,538)	(217,645)	(16,395)	(241,733)
Accrued dividends on convertible redeemable preferred stock	113	113	338	338

Net loss attributable to common stockholders	$(4,651)	$(217,758)	$(16,733)	$(242,071)

Net loss per common share:
Basic	$(0.18)	$(8.54)	$(0.66)	$(9.49)

Diluted	$(0.18)	$(8.54)	$(0.66)	$(9.49)

Weighted average shares outstanding:
Basic	25,505,270	25,505,270	25,505,270	25,505,270

Diluted	25,505,270	25,505,270	25,505,270	25,505,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2009	2008
Net loss	$(16,395)	$(241,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	11,690	14,717
Depreciation and amortization	49,684	52,400
Payment-in-kind interest added to long-term borrowings	13,204	15,310
Deferred income taxes	(189)	(628)
Goodwill impairment	—	207,030
Other reconciling adjustments	546	256
Changes in operating assets and liabilities:
Accounts receivable	(13,350)	(7,198)
Other receivables	(1,186)	404
Income taxes receivable	133	1,625
Inventories	(1,022)	3,023
Prepaid expenses	503	868
Other assets	92	(99)
Accounts payable and accrued expenses	(4,685)	(630)
Other long-term liabilities	(237)	37
Accrued interest	4,011	6,370
Deferred revenue	(2,031)	424

Net cash provided by operating activities	40,768	52,176

Cash flows from investing activities:
Purchases of property and equipment	(31,653)	(37,625)
Changes in restricted cash	—	(13)

Net cash used in investing activities	(31,653)	(37,638)

Cash flows from financing activities:
Payments of dividends on preferred stock	—	(450)
Principal payments on capital leases	(228)	(1,315)
Changes in liabilities subject to compromise/priority tax claim	(499)	(922)

Net cash used in financing activities	(727)	(2,687)

Increase in cash and cash equivalents	8,388	11,851
Cash and cash equivalents, beginning of period	74,700	55,008

Cash and cash equivalents, end of period	$83,088	$66,859

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

The Company has evaluated significant events and transactions that occurred after September 30, 2009 through the date of filing this report on Form 10-Q.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net loss and comprehensive loss.

(2)	Liquidity

We are highly leveraged. As of September 30, 2009, we had $513,166 of long-term debt outstanding. Although we are highly leveraged, we expect that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs for the next twelve months.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of September 30, 2009 and management believes that we will meet these covenant requirements for the next twelve months (see Note 10, “Debt”, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

(3)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative U.S. GAAP for nongovernmental entities and supersedes all pre-existing FASB accounting guidance. The ASC does not change current U.S. GAAP but reorganizes all authoritative literature in one place. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the ASC only requires a change in disclosure and does not alter existing U.S. GAAP, our adoption of the ASC did not impact our condensed consolidated financial statements.

In September 2006, FASB issued ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). This topic defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB removed certain leasing transactions from its scope and delayed the effective date of ASC 820 for one year for certain non-financial assets and non-financial liabilities. We adopted ASC 820 for financial assets and liabilities on January 1, 2008 and for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820 did not have any impact on our results of operations or financial position and did not result in any additional disclosures.

On August 28, 2009, FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC 820 to clarify that a liability may be valued using an identical liability traded as an asset with a quoted price. This update is effective for the first interim or annual reporting period beginning after the issuance date.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (ASC 855). This topic establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This topic also requires the disclosure of the date through which subsequent events have been evaluated. We adopted this topic, as required, for the period ended June 30, 2009. Adoption of ASC 855 did not have any impact on our results of operations or financial position.

In April 2009, the FASB issued ASC Section 825-10-65, Financial Instruments: Overall: Transition (ASC 825-10-65). This section requires disclosures about fair value of financial instruments in interim periods as well as in annual financial statements. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65 required additional disclosures in our reports on Form 10-Q; however, it did not have any impact on our results of operations or financial position.

(4)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and nine months ended September 30, 2009 and 2008. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 4,635,601 and 4,822,716 for the three months ended September 30, 2009 and 2008, respectively, 4,597,069 and 4,877,808 for the nine months ended September 30, 2009 and 2008, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2009:
Basic and diluted EPS:
Net loss	$(4,538)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(4,651)	25,505,270	$(0.18)

For the Three Months Ended September 30, 2008:
Basic and diluted EPS:
Net loss	$(217,645)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(217,758)	25,505,270	$(8.54)

For the Nine Months Ended September 30, 2009:
Basic and diluted EPS:
Net loss	$(16,395)
Accrued dividends on convertible redeemable preferred stock	338

Net loss attributable to common stockholders	$(16,733)	25,505,270	$(0.66)

For the Nine Months Ended September 30, 2008:
Basic and diluted EPS:
Net loss	$(241,733)
Accrued dividends on convertible redeemable preferred stock	338

Net loss attributable to common stockholders	$(242,071)	25,505,270	$(9.49)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the annual meeting of the board of directors with respect to dividends payable for the preceding year. At the 2009 annual meeting of the board of directors held on June 23, 2009, dividends in the amount of $450 were declared on our Series A Preferred and are included in our accompanying consolidated balance sheet as of September 30, 2009 within “Accrued expenses and other current liabilities.”

(5)	Equipment Purchases

During the nine months ended September 30, 2009, we purchased $9,888 of new and used rental equipment and inventory from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company.

The assets purchased from these competitors represent only a component of the assets and activities used in operating their respective businesses; however, in accordance with ASC Topic 805, Business Combinations (ASC 805), these purchases are being accounted for as business combinations. The aggregate cost of the purchases has been recorded as follows:

Amount
Property and equipment	$9,627
Inventory	261

Total	$9,888

Pro forma results and other expanded disclosures required by ASC 805 have not been presented as these purchases individually and in the aggregate are not material.

In addition to the above purchases, during the month of October 2009, we purchased $534 of new and used rental equipment and inventory from competitors exiting the home health care market.

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

We determined, as of September 30, 2008, that the fair value of our invested capital based upon a blend of market and income based approaches was less than the carrying value of our assets resulting in an impairment. This impairment was due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which began to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding. In determining the amount of the impairment, we compared the fair value of our invested capital to the fair value of our assets and liabilities with the remainder being the implied fair value of goodwill. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. Based upon the completed impairment test, we determined that the actual impairment was $207,030, equaling the full balance of our “Reorganization value in excess of fair value of identified assets – goodwill” and our “Other goodwill”. As such, in accordance with ASC 350, Intangibles–Goodwill and Other, we recorded a non-cash impairment charge of $207,030 for the three and nine months ended September 30, 2008. This impairment charge did not result in cash expenditures and did not result in future cash expenditures.

The following table reflects the components of other identifiable intangible assets:

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$4,500	$12,000	$4,050
Computer software	5,000	2,500	5,000	2,250
Acquired trade names and other	6,273	2,399	7,024	2,855

Subtotal	23,273	9,399	24,024	9,155

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$25,273	$9,399	$26,024	$9,155

During 2009, we wrote off fully amortized intangibles in the amount of $751. Amortization expense for the three and nine months ended September 30, 2009 was approximately $332 and $995, respectively. Amortization expense for the three and nine months ended September 30, 2008 was approximately $332 and $995, respectively.

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

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Respiratory therapy equipment and services	$107,109	$117,004	$313,044	$368,035
Durable medical equipment	13,990	14,292	40,304	43,050
Other health care products	1,420	1,532	3,334	4,463

Net revenue	$122,519	$132,828	$356,682	$415,548

(8)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Department of Veterans Affairs (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.5% and 63.4% of our patient revenue for the three months ended September 30, 2009 and 2008, respectively, and 58.5% and 64.3% for the nine months ended September 30, 2009 and 2008, respectively.

(10)	Debt

Our long-term debt consists of the following:

	September 30, 2009	December 31, 2008
Capital lease obligations with interest implied at fixed rates between 6.3% and 11.0%, due in equal monthly installments with terms expiring from May 2010 through June 2012, secured by equipment	$378	$478
Capital lease obligations with 0.0%, due in installments payable in 2009, secured by equipment	23	48
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan or paid in cash on each interest payment date, at borrower’s election	225,765	212,561
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub-total	513,166	500,087
Less current portion	274	296

Total long-term debt	$512,892	$499,791

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.28% as of September 30, 2009, and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. On September 28, 2009, we paid our current accrued interest due in the amount of $1,217, representing one month, in cash, however, from March 2007 through August 2009 we did not elect to pay any such accrued interest in cash. Accordingly, a total of $13,204 and $15,310 in accrued interest has been added to the principal amount on the applicable interest payments dates during the nine months ended September 30, 2009 and 2008, respectively, increasing the principal amount outstanding to $225,765 as of September 30, 2009. As of September 30, 2009, we had $121 in accrued interest on the payment-in-kind term loan and as of December 31, 2008 we had $3,324 in accrued interest on the payment-in-kind term loan, representing two months of accrued interest. Our election to either pay accrued interest in cash or add accrued interest to the principal amount is made at the beginning of each respective interest period. In addition to paying the one month of accrued interest in cash for the interest period ended September 28, 2009, we have also elected to pay accrued interest in cash for the current interest period which will end on December 31, 2009.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA. We were in compliance with such covenants as of September 30, 2009.

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

We have outstanding letters of credit totaling $11,898 as of September 30, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12,493 of restricted cash in our accompanying consolidated balance sheet as of September 30, 2009.

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

The fair value of our variable Senior Facility term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at September 30, 2009 and December 31, 2008 was $60,299 and $187,019, respectively.

(11)	Income Taxes

We recorded a net tax benefit of $277 and $270 for the three months ended September 30, 2009 and 2008, respectively and a net tax benefit of $10 and $511 for the nine months ended September 30, 2009 and 2008, respectively. The current year to date tax benefit is primarily the result of increases in taxable income in certain state jurisdictions resulting in a $190 decrease in our liabilities recorded under ASC 740, Income Taxes (ASC 740) plus current state tax expense of $180. We have provided a full valuation allowance against our remaining net deferred tax assets as of September 30, 2009 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the nine months ended September 30, 2009 will not be realized, based on a number of factors, including the goodwill impairment charge recorded during 2006 and 2008, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At September 30, 2009, we had available federal net operating loss (NOL) carryforwards of approximately $183,960 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2029. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

Under ASC 740-10-15, we recorded a liability of $616 and $756 for unrecognized tax benefits related to various federal and state income tax matters as of September 30, 2009 and December 31, 2008, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ending December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ending December 31, 2006 to present. Our state income tax returns are open to audit and additional tax assessments under the various state statutes of limitations for the years ending December 31, 2002 to present.

There is $103 and $152 of accrued interest related to uncertain tax positions as of September 30, 2009 and December 31, 2008, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(12)	Restructuring Expense

During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. In conjunction with this restructuring, we recorded $3,960 of restructuring expense for the year ended December 31, 2008, which primarily consisted of severance amounts payable to former employees. We did not record any additional restructuring expense during the three and nine months ended September 30, 2009. Unpaid severance payments of $132 are included in our accompanying consolidated balance sheet as of September 30, 2009 within “Accounts payable.”

Severance and Related Costs
Balance as of December 31, 2008	$1,237
Charges	—
Payments	(1,105)

Balance as of September 30, 2009	$132

(13)	Supplemental Information

Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the nine months ended September 30,
	2009	2008
Cash payments (receipts) for:
Interest	$15,204	$14,206
Income taxes	$46	$(1,508)
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	$9,973	$2,628
Property and equipment acquired through capital leases	$102	$227
Payment-in-kind interest added to long-term borrowings	$13,204	$15,310

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.4% and 88.1% of net revenues for the three months ended September 30, 2009 and 2008, respectively and 87.8% and 88.6% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.4% and 10.8% of net revenues for the three months ended September 30, 2009 and 2008, respectively and 11.3% and 10.4% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment purchases from competitors exiting the home medical equipment market. In particular:

•

During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. These reductions, in addition to other cost saving initiatives, decreased our selling, general and administrative expenses and operating costs by approximately $10.3 and $46.9 million for the three and nine months ended September 30, 2009, respectively from the comparable periods in 2008. We currently estimate an annual selling, general and administrative expense and operating costs reduction of approximately $60.0 to $70.0 million for 2009 compared to 2008.

•

During the first nine months of 2009, we purchased $9.9 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment purchase opportunities during 2009, and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. Including these equipment purchases, we expect that our capital expenditures for 2009 will not exceed $45.0 million compared to $48.4 million in 2008. During the three and nine months ended September 30, 2009, we have recognized approximately $4.0 million of gross revenues associated with patients transitioned onto service with our Company through equipment purchases.

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

At September 30, 2009, we had approximately $513.2 million of long-term debt outstanding. Our highly leveraged position increases the risk that a substantial downturn in operating cash flows, including as a result of adverse regulatory changes, could jeopardize our ability to service our debt payment obligations as discussed below. We continue to face the risk of future material adverse regulatory changes, similar to those experienced over the past several years. Although, based upon current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, we believe that a strategic transaction may be necessary to reduce our debt burden, strengthen our long-term operating and financial conditions, and strengthen our competitive position. Such a transaction could take the form of an acquisition, debt exchange or repurchase, equity offering, or any combination thereof. If our efforts are not successful, we may be required to consider additional alternatives in restructuring our business and our capital structure as our long-term debt matures beginning in September 2011, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock. The recent disruptions in the securities markets will likely make it more difficult for us to complete a strategic transaction in the near future.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.5% and 63.4% of our patient revenue for the three months ended September 30, 2009 and 2008, respectively and 58.5% and 64.3% of our patient revenue for the nine months ended September 30, 2009 and 2008, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation and regulations.

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

(1) Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). As a winning bidder in nine of the ten CBAs, we signed contracts with CMS to become a contracted supplier for the round one contract period of July 1, 2008 through June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. Based on current product volumes, management estimates that MIPPA will negatively impact our annual revenue and net income by approximately $17.0 million commencing in 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the CBAs included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing. Effective April 18, 2009, CMS’s Interim Final

Rule incorporates the MIPPA requirements into regulations. CMS opened the bidding window for the Round 1 re-bid on October 21, 2009, which is scheduled to close December 21, 2009. Any awarded rebid contracts are tentatively scheduled to go into effect January 2011.

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

Currently, all of our operating centers are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round one re-bid competitive bid suppliers were required to be accredited by September 30, 2009.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. The amount of the surety bond has been set at $50,000 and must be obtained for each National Provider Identifier (NPI) number subject to Medicare billing privileges. Each of our 450 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule as of May 4, 2009. We obtained surety bonds October 1, 2009 in the face amount of $22.5 million covering all of our NPI numbers at each of our locations.

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

Effective July 1, 2007, CMS revised its payment methodology billing codes for non-compounded albuterol and levalbuterol. Payment rates for these products were based on a weighted average of the ASPs for both products, resulting in an increase in the Medicare payment rate for concentrated and single dose albuterol and a decrease in the Medicare payment rate for concentrated and single dose levalbuterol. Effective April 1, 2008, as a result of a special rule incorporated in to the SCHIP Extension Act, the albuterol payment rates were no longer combined with those of levalbuterol. This resulted in a decrease in the payment amounts for albuterol. We estimate that the reduction in the reimbursement rate for single dose albuterol reduced our 2008 revenue by approximately $8.0 million. In addition, the SCHIP Extension Act requires CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. The Congressional Budget Office (CBO) estimates that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.245 in the fourth quarter 2009. The reduction in ASP for DuoNeb reduced our 2008 revenue by approximately $14.4 million. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

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

•

Payment for Rental Period. For stationary oxygen equipment, the 2009 payment amount is $175.79, a decrease of $23.49 from the 2008 amount. The 2009 monthly portable oxygen add-on amount is $28.77, a decrease of $3.02 from the 2008 amount. These 2009 payment amounts include the 9.5% reductions associated with MIPPA. The 2009 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2008 at $51.63 and is unaffected by MIPPA.

•

Payment for Contents after 36-Month Rental Cap. Payment is based on the type of equipment owned and whether it is oxygen-generating. Previously, CMS paid a combined average monthly payment amount of $154.90 for furnishing oxygen contents for stationary and portable systems after the 36-month rental cap. This amount included payment for both stationary contents and portable contents. CMS will split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary uses both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS details several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provides for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. In its final CY 2010 rule, CMS stated that it will continue to pay for such in-home, maintenance and servicing visits every six months until medical necessity ends or the beneficiary elects to obtain new equipment. Beginning July 1, 2010, the payment rate is capped at 10 percent of the cost of acquiring a stationary oxygen concentrator increased by the consumer price index, or $66 for calendar year 2010. CMS states that it will be issuing program instructions on this new provision.

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

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of the 36-month rental cap for the nine months ended September 30, 2009 was $19.9 million and we currently estimate the annual revenue impact will be approximately $25.0 million for 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition, there continue to be several legislative initiatives at the federal and state levels affecting the payment for oxygen, oxygen equipment and related services. Currently, pending at the federal level are a number of proposals in both the Senate and House of Representatives that would substantially change the way health care is financed by both governmental and private insurers. At this time, it is unclear whether the proposals will be adopted or, if adopted, what effect, if any, these or any other proposals would have on our business.

Results of Operations

The following table shows our results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenues	$122,519	$132,828	$356,682	$415,548
Costs and expenses:
Cost of net revenues	44,193	48,579	131,555	157,798
Selling, general and administrative	65,738	75,007	189,642	229,572
Provision for doubtful accounts	3,772	4,737	11,690	14,717
Depreciation and amortization	2,402	3,093	7,441	9,834
Goodwill impairment	—	207,030	—	207,030
Restructuring expense	—	380	—	2,309

Total costs and expenses	116,105	338,826	340,328	621,260

Operating income (loss)	6,414	(205,998)	16,354	(205,712)
Other (income) expense:
Interest expense, net	11,238	11,908	34,179	36,520
Other (income) expense, net	(9)	9	(1,420)	12

Total other expense	11,229	11,917	32,759	36,532

Loss before income taxes	(4,815)	(217,915)	(16,405)	(242,244)
Federal and state income tax benefit	(277)	(270)	(10)	(511)

Net loss	(4,538)	(217,645)	(16,395)	(241,733)
Accrued dividends on convertible redeemable preferred stock	113	113	338	338

Net loss attributable to common stockholders	$(4,651)	$(217,758)	$(16,733)	$(242,071)

The following table shows our results of operations as a percentage of our net revenues for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	36.1%	36.6%	37.0%	38.0%
Selling, general and administrative	53.7%	56.5%	53.2%	55.2%
Provision for doubtful accounts	3.1%	3.6%	3.3%	3.5%
Depreciation and amortization	2.0%	2.3%	2.1%	2.4%
Goodwill impairment	—%	155.9%	—%	49.8%
Restructuring expense	—%	0.3%	—%	0.6%

Total costs and expenses	94.9%	255.2%	95.6%	149.5%

Operating income (loss)	5.1%	(155.2)%	4.4%	(49.5)%
Other (income) expense:
Interest expense, net	9.2%	9.0%	9.6%	8.8%
Other (income) expense, net	—%	—%	(0.4)%	—%

Total other expenses	9.2%	9.0%	9.2%	8.8%

Loss before income taxes	(4.1)%	(164.2)%	(4.8)%	(58.3)%
Federal and state income tax benefit	(0.2)%	(0.2)%	—%	(0.1)%

Net loss	(3.9)%	(164.0)%	(4.8)%	(58.2)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net loss attributable to common stockholders	(4.0)%	(164.1)%	(4.9)%	(58.3)%

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Total net revenues for the three months ended September 30, 2009 were $122.5 million as compared to $132.8 million for the comparable period in 2008. This decrease of $10.3 million from the comparable period in 2008 is primarily attributable to a $7.0 million impact of the 36-month oxygen cap, a $4.5 million impact of the 9.5% MIPAA reduction, and a $10.7 million impact of reductions in nebulizer medication reimbursement and volume. These decreases were partially offset by organic growth in our CPAP supply revenue which increased $8.2 million for the three months ended September 30, 2009 from the comparable period in 2008, approximately $4.0 million of gross revenues associated with patients transitioned onto service with our Company through equipment purchases and lower revenue adjustments as a result of improved overall collection experience and increased accuracy in initial recognition of net allowable amounts from our payors.

Cost of net revenues totaled $44.2 million for the three months ended September 30, 2009, a decrease of $4.4 million, or 9.0%, from the comparable period in 2008. Cost of net revenues for the three months ended September 30, 2009 and 2008 was comprised as follows:

	Three months ended September 30,
	2009	2008
Cost of net revenues:
Product and supply costs	$28,128	$32,133
Patient service equipment depreciation	13,653	13,051
Operating costs	2,412	3,395

	$44,193	$48,579

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by an increase in CPAP supply expense consistent with the associated increase in CPAP supply revenue discussed above. The decrease in operating costs is associated with the restructuring of our clinical programs and pharmacy operations (discussed in more detail below). In addition, depreciation on patient service equipment increased by approximately $0.6 million as a result of our equipment purchases from competitors exiting the home health care market. Cost of net revenues as a percentage of net revenue was 36.1% for the three months ended September 30, 2009 as compared to 36.6% for the comparable period in 2008.

Selling, general and administrative expenses for the three months ended September 30, 2009 totaled $65.7 million, a decrease of $9.3 million, or 12.4%, from the comparable period in 2008. The decrease in selling, general and administrative expenses were primarily attributable to our restructuring initiatives during the three months ended September 30, 2009. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.7% for the three months ended September 30, 2009 from 56.5% for the three months ended September 30, 2008.

The provision for doubtful accounts for the three months ended September 30, 2009 totaled $3.8 million, a $1.0 million decrease from the comparable period in 2008. As a percentage of net revenue, the provision for doubtful accounts improved from 3.6% for the three months ended September 30, 2008 to 3.1% for the three months ended September 30, 2009.

Depreciation and amortization for the three months ended September 30, 2009 totaled $2.4 million, a decrease of $0.7 million, or 22.3%, from the comparable period in 2008. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.0% as compared to 2.3% for the comparable period in 2008.

Due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which began to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding, we recorded a non-cash goodwill impairment charge of $207.0 million during the three months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Restructuring expense for the three months ended September 30, 2008 totaled $0.4 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations. We did not record additional restructuring expense during the three months ended September 30, 2009.

Net interest expense for the three months ended September 30, 2009 totaled $11.2 million, a decrease of $0.7 million, or 5.6%, from the comparable period in 2008. Our average outstanding debt for the three months ended September 30, 2009 increased by $18.4 million over the same period in 2008 and our average rate of interest on our variable rate secured payment-in-kind term loan decreased by 270 basis points to 6.3%.

Federal and state income tax benefit for the three months ended September 30, 2009 was consistent with the amount for the comparable period in 2008. No federal tax benefit was recognized from the operating losses for either period. The net income tax benefit relates to the expiration of statutes and limitations thereby decreasing the liability for uncertain tax positions net of current state tax expense. This decrease in tax benefit is primarily the result of a reduction in the amounts of unrecognized tax benefits.

Net loss for the three months ended September 30, 2009 was $4.5 million compared to a net loss of $217.6 million for the comparable period in 2008. As outlined above, this $213.1 million decrease in our net loss is primarily attributable to the $207.0 million non-cash goodwill impairment charge and the aforementioned restructuring initiatives.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Total net revenues for the nine months ended September 30, 2009 were $356.7 million as compared to $415.5 million for the comparable period in 2008. This decrease of $58.9 million from the comparable period in 2008 is primarily attributable to a $19.9 million impact of the 36-month oxygen cap, a $13.2 million impact of the 9.5% MIPAA reduction, and a $47.1 million impact of reductions in nebulizer medication reimbursement and volume. These decreases were primarily offset by organic growth in our CPAP supply revenue which increased $20.6 million for the nine months ended September 30, 2009 from the comparable period in 2008 and approximately $4.0 million of gross revenues associated with patients transitioned onto service with our Company through equipment purchases.

Cost of net revenues totaled $131.6 million for the nine months ended September 30, 2009, a decrease of $26.2 million, or 16.6%, from the comparable period in 2008.

	Nine months ended September 30,
	2009	2008
Cost of net revenues:
Product and supply costs	$83,680	$102,476
Patient service equipment depreciation	40,175	40,634
Operating costs	7,700	14,688

	$131,555	$157,798

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by an increase in CPAP supply expense consistent with the associated increase CPAP supply revenue discussed above. The decrease in operating costs is associated with the restructuring of our clinical programs and pharmacy operations (discussed in more detail below). In addition, depreciation on patient service equipment decreased by approximately $0.5 million as a result of our continued reductions in our overall capital expenditures. Cost of net revenues as a percentage of net revenue was 37.0% for the nine months ended September 30, 2009 as compared to 38.0% for the comparable period in 2008.

Selling, general and administrative expenses for the nine months ended September 30, 2009 totaled $189.6 million, a decrease of $39.9 million, or 17.4%, from the comparable period in 2008. The decrease in selling, general and administrative expenses was primarily attributable to our restructuring initiatives and reduced fuel costs during the nine months ended September 30, 2009. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.2% for the nine months ended September 30, 2009 from 55.2% for the nine months ended September 30, 2008.

The provision for doubtful accounts for the nine months ended September 30, 2009 totaled $11.7 million, a $3.0 million decrease from the comparable period in 2008. As a percentage of net revenue, the provision for doubtful accounts improved from 3.5% for the nine months ended September 30, 2008 to 3.3% for the nine months ended September 30, 2009.

Depreciation and amortization for the nine months ended September 30, 2009 totaled $7.4 million, a decrease of $2.4 million, or 24.3%, from the comparable period in 2008. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 2.1% as compared to 2.4% for the comparable period in 2008.

Due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which began to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding, we recorded a non-cash goodwill impairment charge of $207.0 million during the nine months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Restructuring expense for the nine months ended September 30, 2008 totaled $2.3 million. In response to the significant reductions in Medicare reimbursement for nebulizer medications, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations. We did not record additional restructuring expense during the nine months ended September 30, 2009.

Net interest expense for the nine months ended September 30, 2009 totaled $34.2 million, a decrease of $2.3 million, or 6.4%, from the comparable period in 2008. Our average outstanding debt for the nine months ended September 30, 2009 increased by $19.4 million over the same period in 2008 our average rate of interest decreased by 312 basis points to 6.3%.

Federal and state income tax benefit for the nine months ended September 30, 2009 was $0.01 million compared to a tax benefit of $0.5 million for the comparable period in 2008. This decrease in tax benefit is primarily the result of a lower effective beneficial tax rate for the nine months ended September 30, 2008 due to non-recognition of future benefits of current period losses.

Net loss for the nine months ended September 30, 2009 was $16.4 million compared to a net loss of $241.7 million for the nine months ended September 30, 2008. As outlined above, this $225.3 million decrease in our net loss is primarily attributable to the $207.0 million non-cash goodwill impairment charge and the aforementioned restructuring initiatives.

Liquidity and Capital Resources

Net cash provided by operating activities was $40.8 million for the nine months ended September 30, 2009, as compared to $52.2 million for the same period in 2008. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the nine months ended September 30, 2009.

Accounts receivable before allowance for doubtful accounts increased to $68.0 million at September 30, 2009 from $67.4 million at December 31, 2008. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 31.8% and 35.3% as of September 30, 2009 and December 31, 2008, respectively. Days sales outstanding (DSO), calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue, were 46.6 days at September 30, 2009, compared to 43.1 days at December 31, 2008 and 47.1 days at September 30, 2008. We have experienced an increase in our DSO during 2009 due to changes in our revenue and product mix as well as expanded patient collection efforts. The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of September 30, 2009 and December 31, 2008:

September 30, 2009

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38.9%	22.5%	7.3%	68.7%
Aged 91-180 days	4.9%	4.6%	7.0%	16.5%
Aged 181-360 days	3.2%	3.4%	6.7%	13.3%
Aged over 360 days	0.1%	0.9%	0.5%	1.5%

Total	47.1%	31.4%	21.5%	100.0%

December 31, 2008

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41.3%	25.4%	3.4%	70.1%
Aged 91-180 days	5.0%	5.8%	2.9%	13.7%
Aged 181-360 days	4.2%	4.4%	3.6%	12.2%
Aged over 360 days	0.9%	1.7%	1.4%	4.0%

Total	51.4%	37.3%	11.3%	100.0%

Included in accounts receivable are earned but unbilled receivables of $21.0 million at September 30, 2009 and $20.3 million at December 31, 2008. These amounts include $3.3 million at September 30, 2009 and $2.8 million at December 31, 2008 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. We manage billing and collection of accounts receivable through our own billing and collection centers. We also utilize a third party collection agency to assist in the collection of amounts due from our patients. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

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

Net cash used in investing activities was $31.7 million for the nine months ended September 30, 2009, as compared to $37.6 million for the same period in 2008. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $31.7 million for the nine months ended September 30, 2009 as compared to $37.6 million for the same period in 2008. The decrease in 2009 capital expenditures is primarily attributable to improved equipment maintenance programs and increased management controls. Included in the $31.7 million of capital expenditures for the nine months ended September 30, 2009 is $9.4 million paid for new and used rental equipment from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.28% as of September 30, 2009 and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

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

We have outstanding letters of credit totaling $11.9 million as of September 30, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $12.5 million of restricted cash in our consolidated balance sheet as of September 30, 2009.

Cash flows provided by financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payments date, provided that we may, at our election, pay any such accrued interest in cash on such date. On September 28, 2009 we paid our current accrued interest due in the amount of $1.2 million, representing one month, in cash, however, from March 2007 through August 2009 we did not elect to pay any such interest in cash. Accordingly, during the nine months ended September 30, 2009 and 2008, a total of $13.2 and $15.3 million, respectively, in interest has been added to the principal amount on the applicable interest payment dates, increasing the principal amount outstanding to $225.8 million as of September 30, 2009. As of September 30, 2009, we had $0.1 million in accrued interest on the payment-in-kind term loan and as of December 31, 2008, we had $3.3 million in accrued interest on the payment-in-kind term loan, representing two months of accrued interest. Our election to either pay accrued interest in cash or add accrued interest to the principal amount is made at the beginning of each respective interest period. In addition to paying the one month of accrued interest in cash for the interest period ended September 28, 2009, we have also elected to pay accrued interest in cash for the current interest period which will end on December 31, 2009.

•

$300.0 million aggregate principal amount of 9 1/ 2 % senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our Predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2 % is payable semi-annually in arrears on April 1 and October 1 of each year. As of both September 30, 2009 and December 31, 2008, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the nine months ended September 30, 2009. Accrued interest on the senior subordinated notes totaled $13.6 million at September 30, 2009 and $6.8 million at December 31, 2008.

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

We have made no changes during the third quarter of fiscal year 2009 that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

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

ROTECH HEALTHCARE INC.

Dated: November 5, 2009	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: November 5, 2009	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.