Form 10-K
period 2009-12-31
ROTECH HEALTHCARE INC
filed 2010-03-08
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $2,669,432 based on the closing sale price of $0.12 on such date as quoted on the OTC Bulletin Board.

As of March 5, 2010, the registrant had 25,541,270 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will,” “could,” “should,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements, and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid; issues relating to reimbursement by government and third-party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with federal and state regulatory agencies, as well as accreditation standards and confidentiality requirements with respect to patient information; the effects of competition, industry consolidation and referral sources; recruiting, hiring and retaining qualified employees and directors; compliance with various settlement agreements and corporate compliance programs; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our credit agreement; the risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this report and under the heading “Certain Significant Risks and Uncertainties” in Note 15 of the Consolidated Financial Statements included herein and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

ITEM 1.	BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of oxygen, other respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 450 operating locations located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, most typically associated with chronic obstructive pulmonary diseases (COPD). COPD is a group of diseases of the lungs in which the airways become narrowed. This leads to a limitation of the flow of air to and from the lungs causing shortness of breath. COPD is the fourth most common cause of death in the US. The two main forms of COPD are chronic bronchitis and emphysema.

Our Service Lines

Oxygen and Other Respiratory Therapy Equipment and Services

Rentals and sales of oxygen and other respiratory therapy equipment and services represent 87.7% of our net revenues for the year ended December 31, 2009.

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

Patients are generally referred to us by their physician or a hospital discharge planner. Upon receipt of a referral, our local customer service representative obtains the necessary medical and insurance coverage information, and assignment of benefits, and coordinates equipment delivery. Equipment delivery and setup is performed in the patient’s home by one of our patient service technicians or clinicians who then provide instruction and training to the patient and the patient’s family regarding appropriate equipment use and maintenance, and compliance with the prescribed therapy. Following the initial delivery and setup, our patient service technicians and/or clinicians make periodic visits to the patient’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment are coordinated with the prescribing physician and, during the period that we provide services and equipment for a patient, the patient remains under the physician’s care and medical supervision. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians and in accordance with applicable state laws. We provide 24-hour on-call coverage to our patients through a centralized after-hours call center.

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

Durable Medical Equipment

Rentals and sales of durable medical equipment represent 11.3% of our net revenues for the year ended December 31, 2009.

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

Our Operations

Organization

We have approximately 450 operating locations, which we currently operate through three geographic divisions, nine regions and 50 areas. We have division vice presidents, as well as region and area managers who are responsible for operational and sales assessment and oversight for their respective operating locations. Each operating location is typically staffed with a location manager, patient service technicians, customer service representatives and a sales representative. Each operating location is also covered by a respiratory therapist or other clinical staff as required by applicable state laws. Location managers are responsible for the day-to-day management of their operating location. The division vice presidents report to our Chief Operating Officer.

[1]	Brovana is a registered trademark of Sepracor Inc.
[2]	Pulmicort is a registered trademark of Astra Zeneca AB Corporation

Billing and collections functions are centralized into seven billing centers, each managed by a billing center director. Our Vice President of Billing and Collections provides oversight for all billing and collections functions. Our Vice President of Billing and Collections reports to our Chief Financial Officer.

Sales and marketing functions are managed through the operating teams with central oversight, as well as sales and marketing program development, being provided by our Chief Sales Officer. Our Chief Sales Officer reports to our Chief Operating Officer. In addition to these areas, we also provide centralized corporate control over purchasing, payables, payroll, human resources, compliance, development of policies and procedures, real estate, information systems, accounting, legal and financial reporting.

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

During 2008, we completed the migration of our proprietary billing system to a new platform. As a result of this migration, during 2009 we completed development and implementation of new work queue functionality that automates the handling of required medical necessity documentation. In addition, we further developed our capabilities around electronic claims submission and automated cash posting of claim payments. During 2010, we expect to complete development of new order intake functionality that will streamline our order intake processes and eliminate many of our current, paper-based processes.

Payors

We derive our revenues principally from reimbursement by third-party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from patients under co-insurance provisions. The following table sets forth our payor mix for each of the years ended December 31:

	2009	2008
Medicare	42.1%	48.7%
Commercial payors	37.9%	33.5%
Department of Veterans Affairs	9.5%	8.2%
Medicaid	6.5%	6.6%
Private payors	4.0%	3.0%

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

Interest rates and fees

The interest rate under the Senior Facility is equal to the Eurodollar Rate plus 6% (6.25% as of December 31, 2009 and 9.13% as of December 31, 2008) or, at our option, an alternative base rate plus 5%. The base rate is a floating rate equal to the higher of (i) the rate of interest per annum determined from time to time by Credit Suisse as its prime rate in effect at its principal office in New York City, and (ii) the Federal Funds Effective Rate plus 50 basis points per annum. The interest period, at our election, can be one, two, three or six months. Upon each renewable term, we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. Effective with the interest payment period ended September 28, 2009, we elected to pay in cash accrued interest on the principal amount under the Senior Facility. Accordingly, during 2009, we paid cash interest on the Senior Facility in the amount of $4.9 million. Prior to September 28, 2009, we did not elect to pay any such accrued interest in cash since inception of the Senior Facility, increasing the principal amount outstanding to $225.8 million as of December 31, 2009.

Covenants

The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on liens; limitations on guarantee obligations; limitations on mergers, consolidations, liquidations and dissolutions; limitations on optional payments and modifications of subordinated and other debt instruments; limitations on transactions with affiliates; limitations on granting negative pledges; limitations on changes in lines of business; and restrictions on our ability to incur indebtedness, dispose of property, make investments, pay dividends or make capital expenditures. The Credit Agreement also contains certain financial covenants, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). As of December 31, 2009, we were in compliance with the covenants under the Credit Agreement.

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

Our business is dependent on our ability to make payments to our creditors including holders of our senior subordinated notes. If we are unable to make payments on our senior subordinated notes, we would be required to consider all of our alternatives in restructuring our business and our capital structure including filing for bankruptcy protection. For risks associated with our indebtedness see Item 1A—Risk Factors—Risks related to our liquidity, financing and capital structure.

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

In addition, numerous federal and state privacy and security laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and disclosure of patients’ individually-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain such protected patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, HITECH, congressional action, state legislative action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors. Moreover, the cost of complying with these standards could be significant. While we believe we comply in all material respects with HIPAA, HITECH, and comparable state privacy and security requirements, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of these regulations. Sanctions for failure to comply with these federal and state laws include significant civil and criminal penalties. A violation could subject us to penalties, fines or possible exclusion from the Medicare or Medicaid programs. Such sanctions could adversely impact our revenues, profit margins, profitability, operating cash flows and results of operations.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement.

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2009, Medicare, Medicaid and other federally funded programs (primarily VA contracts) accounted for approximately 58.1% of our revenues.

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

In addition to its inherent reasonableness authority, CMS has reduced the reimbursement for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the notice and comment process used in establishing local coverage policies for HME. This process need not be followed for LCA determinations made on individual claims. Using either its inherent reasonableness authority or LCA Determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS and its contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below). On December 22, 2009, the U.S. Court of Appeals for the District of Columbia affirmed the district court decision. We cannot predict whether CMS or its contractors will continue to apply LCA policies in the future to other HME products we offer to Medicare beneficiaries.

Recent legislation, each of which has been signed into law, including the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide (each of which is discussed in more detail below). MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2008 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, which went into effect April 1, 2008. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME, and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), has had and when fully implemented, could have a further material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months, and terminated all existing contracts previously awarded. MIPPA included a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. MIPPA negatively impacted our revenue and net income by approximately $17.8 million for the year ended December 31, 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. This IFC announced the delay of round one of the program from 2007 to 2009. The round one competition, also known as the round one rebid, occurs in the same CBAs as the 2007 round one bidding, excluding Puerto Rico. The product categories for 2009 are the same as those selected for the 2007 round one bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announced the delay of round two of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. In addition to the delay of the competitive bidding program, the IFC implemented the MIPPA process for providing feedback to suppliers regarding missing financial documentation. Suppliers that submitted financial documents within a specified time period known as the covered document review date were notified by CMS regarding any missing financial documentation. If a bidder was notified, they had ten business days to submit the proper information to CMS. This notice only applied to the receipt of the financial documents. It did not include a review of the accuracy of the documents submitted or whether the documents met applicable requirements. The IFC also implemented the MIPPA provision requiring suppliers that are awarded a contract under the program to disclose information to CMS on each subcontracting relationship. While contract suppliers could use subcontractors for certain limited services, the contract suppliers retained responsibility for ensuring that all services under their contracts are appropriately furnished. Contract suppliers must also provide information on whether each subcontractor meets the applicable accreditation requirements. The statute required that this information be provided to CMS within a specified timeframe. Lastly, the IFC expanded the exemption for physicians and treating practitioners that provide certain types of HME to hospitals, as required under MIPPA. Specifically, hospitals were exempted from the competitive bidding program when they provide certain types of HME items, like crutches, walkers, and canes, to their own patients during an admission or on the date of discharge. Suppliers wishing to participate in the round one rebid, including those CMS contract suppliers that were awarded contracts in the delayed round one, needed to submit a new bid application in the round one rebid prior to the December 21, 2009 bid submission deadline. We submitted our bids for each of the respective CBAs and product categories prior to the deadline. As in the 2007 round one program, suppliers will be required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007. CMS is scheduled to announce the single payment amount for each of the respective round one rebid CBAs and product categories in June 2010 and announce the contracted suppliers in September 2010 with an effective date of January 1, 2011. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the impact of the final rule with respect to the round one rebid, nor can we predict at this time the effect the process will have on our ability to continue to provide products to Medicare beneficiaries in the respective CBAs.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for DMEPOS suppliers, effective March 3, 2009. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 450 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We obtained surety bonds October 1, 2009 in the face amount of $22.5 million covering all of our NPI numbers at each of our operating locations.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS (OIG). The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive biddings received a 5.0% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.

The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95% of the published average wholesale price (AWP) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106% of the volume-weighted average selling price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a significant reduction in payment rates for inhalation drugs. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The current dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs is $66. This dispensing fee has remained unchanged since 2006. Future changes from quarterly updates to ASP pricing, as well as any future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

The reduction in the reimbursement rate for single dose albuterol reduced our 2008 revenue by approximately $8.0 million. In addition, the SCHIP Extension Act required CMS to apply an alternative volume weighting computation to its calculation of ASP-based payment amounts. Implementation under the new methodology is expected to continue to reduce the Medicare ASP-based payment amounts. The Congressional Budget Office (CBO) estimated that the provisions of the SCHIP Extension Act affecting Medicare Part B drug reimbursement would result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years.

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

In addition to these decreases in payment amounts for albuterol, levalbuterol and DuoNeb, on April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (DME MACs), the Medicare contractors responsible for processing claims for inhalation drugs dispensed by independent pharmacies such as ours, issued a local coverage determination that would cause further reductions in Medicare payments for these products. Specifically, effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol and DuoNeb were to be paid based on the allowance for “the least costly medically appropriate alternative,” or LCA. For levalbuterol, payment would be based on non-compounded albuterol. Claims for DuoNeb would be based on the individual non-compounded unit dose vials of albuterol and ipratropium. However, on June 12, 2008, CMS instructed the DME MACs to withdraw the LCA policy for levalbuterol until receipt of further guidance from CMS. On June 20, 2008, CMS delayed implementation of LCA policies with respect to DuoNeb until November 1, 2008. Finally, after a court decision by the U.S. District Court in the District of Columbia, on October 27, 2008, the LCA determination with respect to DuoNeb was withdrawn. On December 22, 2009, the U.S. Court of Appeals for the District of Columbia affirmed the district court decision. We cannot predict whether CMS or its contractors will continue to apply LCA policies in the future to other HME products we offer to Medicare beneficiaries.

(4) Reductions in Payments for Oxygen and Oxygen Equipment. The DRA which was signed into law on February 8, 2006, made certain changes to the way Medicare Part B pays for certain of our HME products,

including oxygen and oxygen equipment. For oxygen equipment, prior to the DRA, Medicare made monthly rental payments indefinitely, provided medical need continued. The DRA capped the Medicare rental period for oxygen equipment at 36 months of continuous use, after which time ownership of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provided for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. In addition to the changes in the duration of the rental period for capped rental items and oxygen equipment, the DRA permitted payments for servicing and maintenance of the products after ownership transfers to the beneficiary.

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

•

Payment for Rental Period. For stationary oxygen equipment, the 2009 monthly payment amount was $175.79, a decrease of $23.49 from the 2008 amount. The 2009 monthly portable oxygen add-on amount was $28.77, a decrease of $3.02 from the 2008 amount. These 2009 payment amounts included the 9.5% reduction associated with MIPPA. The 2009 monthly payment amount for oxygen-generating portable oxygen equipment remained unchanged from 2008 at $51.63 and is unaffected by MIPPA. The 2010 rate for stationary oxygen equipment is subject to a budget neutrality adjustment that reduces the month payment amount by 1.5%, from $175.79 in 2009 to $173.17 in 2010. The 2010 monthly payment amounts for portable oxygen add-on and oxygen-generating portable oxygen equipment remain unchanged from 2009.

•

Payment for Contents after 36-Month Rental Cap. Payment is based on the type of equipment owned and whether it is oxygen-generating. Previously, CMS paid a combined average monthly payment amount of $154.90 for furnishing oxygen contents for stationary and portable systems after the 36 month rental cap. This amount included payment for both stationary contents and portable contents. CMS split this payment into a separate monthly payment amount for stationary oxygen content of $77.45 and a separate monthly payment amount for portable oxygen content of $77.45. This payment amount is for oxygen contents for equipment that is not oxygen-generating. If the beneficiary uses both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. In its final CY 2010 rule, CMS stated that it will continue to pay for such in-home maintenance and servicing visits every six months until medical necessity ends or the beneficiary elects to obtain new equipment. Beginning July 1, 2010, the payment rate is capped at 10% of the cost of acquiring a stationary oxygen concentrator increased by the consumer price index, or $66 for calendar year 2010. On February 5, 2010, CMS issued program instructions on this new provision.

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

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen patients reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of 36-month rental cap is approximately $27.3 million. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

In addition, there continue to be several legislative initiatives at the federal and state levels affecting the payment for oxygen, oxygen equipment and related services. Currently, pending at the federal level are proposals in each of the Senate and House of Representatives that could substantially change the way health care is financed by both governmental and private insurers. At this time, it is unclear whether the proposals will be adopted or, if adopted, what effect, if any, these or any other proposals would have on our business.

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

Pharmacy Licensing, Registration and Regulatory Requirements

Under state law, our pharmacy location must be licensed as an in-state pharmacy to dispense pharmaceuticals in the relevant state. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the FDA, adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business, although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. Further, we are required to maintain state licenses and permits in those states in which we are doing business to meet Medicare and Medicaid requirements. A finding that the state requirements have not been met can result in the recoupment of reimbursement or revocation of our supplier numbers. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states, including doing Medicare and Medicaid business in such state or states, would be limited, which could adversely impact our revenues, profit margins, profitability, operating cash flows and results of operations.

Professional Licensure

Nurses, pharmacists and other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to assure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure or certification laws.

Claims Audits

DME MACs and Recovery Audit Contractors (RACs) are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. Medicaid agencies also conduct similar reviews and audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

The Anti-Kickback Statute

As a provider of services under the Medicare and Medicaid programs, we are subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback statute”). At the federal level, the Anti-Kickback statute prohibits any person from knowingly and willfully soliciting, receiving, offering or providing any remuneration, including a bribe, kickback or rebate, directly or indirectly, in return for or to induce the referral of patients, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs. The OIG has published regulations that identify a limited number of specific business practices that fall within safe harbors which are deemed not to violate the Anti-Kickback statute. Although we attempt to structure our business relationships to meet safe harbor requirements, it is possible that not all of our business relationships comply with the elements of one or more safe harbors. Conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct per se illegal. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. However, we have not sought such an opinion.

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

Compliance Program

We have several voluntary programs to monitor compliance with federal and state laws and regulations applicable to health care entities which are designed to minimize the likelihood that we would engage in conduct or enter into contracts in violation of the fraud and abuse laws. While we believe that our compliance program meets the relevant guidance provided by the OIG, we cannot provide any assurance that current or future administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on our business.

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

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The 2008 CIA is intended to promote continued compliance by the Company with the statutes, regulations, and written directives of Medicare, Medicaid, and all other federal health care programs. The 2008 CIA has a term of three years and provides that we will maintain and enhance our existing compliance program. We are also subject to notification and reporting requirements with respect to specified events under the 2008 CIA. We expect to maintain our existing compliance program beyond the term of the 2008 CIA.

Suppliers

We purchase our patient service equipment and supplies from a variety of independent suppliers, with whom we generally have long-standing relationships. Although we are not dependent upon any one supplier, we do currently purchase approximately 72% of our patient service equipment and supplies from five suppliers. We typically focus on one or two suppliers in each product category in an effort to maximize delivery efficiency and gross margins. We do believe that most of our supplies can be provided by multiple suppliers; however, loss or disruption of a supplier relationship could cause delays in service delivery which could adversely affect our revenues, profit margins, profitability, operating cash flows and result of operations.

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

Employees

As of December 31, 2009, we have approximately 3,800 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

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

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Certificate of Incorporation

•	Bylaws

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Corporate Governance Guidelines

•	Code of Ethics for Directors, Senior Executive, Financial and Accounting Officers

•	Policy Statement on Business Ethics and Conflicts of Interests

•	Related Party Transactions Policy

All of our reports and corporate governance documents may also be obtained without charge, upon written request directed to the Chief Legal Officer, Rotech Healthcare Inc., 2600 Technology Drive, Suite 300, Orlando, Florida, 32804. Information contained on our website is not incorporated by reference into this annual report and is not a part of this annual report.

Executive Officers of the Registrant

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	61	President, Chief Executive Officer and Director
Michael R. Dobbs	60	Chief Operating Officer
Steven P. Alsene	40	Chief Financial Officer and Treasurer

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

Risks related to our liquidity, financing, and capital structure

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

As of December 31, 2009, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

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

The degree to which we are leveraged may also have substantial future negative consequences, because:

•

it could affect our ability to satisfy our obligations under our Senior Facility due September 2011 and our senior subordinated notes due April 2012, including our ability and our decision to make interest payments thereunder when due and payable;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired; and

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited.

We will likely need to refinance all or a portion of our debt, on or before maturity. However, current market conditions could limit our ability to access the capital markets and raise funds to refinance our outstanding indebtedness. Accordingly, we may not be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Our failure to comply with the financial covenants contained in our credit agreement would likely have a material adverse effect on our operating results and financial condition.

Our current credit agreement contains certain financial covenants, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). Failure to comply with covenants contained in our current Credit Agreement could, under certain circumstances, result in the termination of commitments by lenders, declarations that all outstanding borrowings, together with accrued interest and other fees, be immediately due and payable, lenders could elect to exercise control over our cash through their rights under the deposit account and control agreement, and foreclosure proceedings could be instituted against those assets that secure the borrowings under our credit agreement. Furthermore, in the event that lenders caused all outstanding amounts with respect to the credit agreement debt to be due and payable immediately, it would simultaneously result in a cross default under the indenture governing our 9 1/2 % senior subordinated notes. If accelerated, upon an event of default, our assets and cash flow would be insufficient to fully repay borrowings under our outstanding debt instruments. We may not be able to refinance any of our debt, including the Senior Facility, on commercially reasonable terms or at all.

Failure to maintain current levels of collectibility of our accounts receivable likely would have a significant negative impact on our profitability and cash flow.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from patients under co-insurance provisions. Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines after which they will not pay submitted claims. As such, there can be no assurance that we will be able to maintain our current levels of collectibility or that third-party payors will not experience financial difficulties. We may be unable to collect our accounts receivable on a timely basis, which likely would result in a significant decline in our operating cash flows.

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

As of December 31, 2009, our four largest stockholders held in the aggregate approximately 34% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, any of these large stockholders acting independently could work to frustrate the majority.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A significant percentage of our business is derived from patients with primary health coverage under Medicare Part B, and as such, any decreases in Medicare Part B reimbursement rates are likely to have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

As a home medical equipment (HME) provider, we are heavily dependent on Medicare reimbursement with approximately 42% of our revenue reimbursed under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation containing provisions that directly impact reimbursement for the primary HME products that we provide have had a material adverse affect on our revenue, profitability, profit margins, operating cash flows and results of operations. This recent legislation includes, but is not limited to:

•

Medicare Improvements for Patients and Providers Act of 2008 (MIPPA). MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other HME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009.

•

Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”). The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008.

•

Deficit Reduction Act of 2005 (DRA). DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for HME items subject to capped rental payments beginning in 2007.

•

Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for certain categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers.

These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. The impact of recent reimbursement changes are discussed in more detail under the heading “Business—Government Regulation” in Part I, Item 1.

In addition, there continue to be several legislative initiatives at the federal and state levels affecting the payment for oxygen, oxygen equipment and related services. Currently pending at the federal level are a number of proposals in both the Senate and House of Representatives that would substantially change the way health care is financed by both governmental and private insurers. At this time, it is unclear whether the proposals will be adopted or, if adopted, what effect, if any, these or any other proposals would have on our business.

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

In addition to its inherent reasonableness authority, CMS reduced the reimbursement for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the notice and comment process used in establishing local coverage policies for HME—a process not required for LCA determinations made on individual claims. Using either its inherent reasonableness authority or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer, which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below).

Federal law establishing a competitive bidding process under Medicare could negatively affect our business and financial condition.

Recent legislation (see “Business—Government Regulation—Medicare Laws and Regulations” in Part I, Item 1 above) instructs CMS to establish and implement programs under which competitive bidding areas (CBAs) will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. We had been awarded contracts for 9 of the 10 CBAs. On July 15, 2008, however, the United States Congress, following an override of a Presidential veto, enacted the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), which retroactively delayed the implementation of competitive bidding for eighteen months and terminates all existing contracts previously awarded. As discussed above, on January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007. Until the competitive bidding program is implemented, those items selected for competitive acquisition for round one will be paid under the fee schedules, although, effective January 1, 2009, MIPPA decreased 2008 fee schedule payment amounts by 9.5% for product categories included in competitive bidding. MIPPA negatively impacted our revenue and net income by approximately $17.8 million for the year ended December 31, 2009. Until such time that the bids are awarded and the associated fee schedules and participating providers are announced, we will not be able to determine the full impact of competitive bidding, nor can we predict at this time the effect the process will have on our ability to continue to provide products to Medicare beneficiaries.

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

Medicare surety bond requirements could result in significant additional cost in operating our business.

Effective October 2, 2009, all HME suppliers, except those that are government operated, were required to obtain and furnish a $50,000 surety bond to the National Supplier Clearinghouse, the Medicare contractor responsible for enrollment, for each Medicare supplier number held (one per operating location). The surety bond requirement is designed to limit the Medicare program risk from fraudulent equipment suppliers and help to ensure that those suppliers who remain in the program furnish only items to Medicare beneficiaries that are considered reasonable and necessary from legitimate HME suppliers. We obtained surety bonds October 1, 2009 in the face amount of $22.5 million covering all of our NPI numbers at each of our locations. The collateral requirement for these surety bonds is $6.7 million. While the annual cost of obtaining these surety bonds is not currently material, there can be no assurance that future changes in the surety bond market will not result in increases to such annual cost or the associated collateral requirements. If we are unable to maintain surety bonds for our operating locations or to the extent that the issuing surety requires substantial additional collateral, these surety bond requirements could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations.

Risks related to our compliance with federal and state regulatory agencies, as well as accreditation standards

Our pharmacy location and operations are subject to extensive regulation by state and federal authorities and there can be no assurance that we are fully compliant with such regulations.

Under the Federal Food Drug and Cosmetic Act, the FDA imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 47 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver such pharmaceuticals. We are therefore subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws can vary significantly from state to state and, while we continuously monitor state activities and changes in the law, there can be no assurance that we are fully compliant with all laws and regulations that may apply to our pharmacy operations in particular jurisdictions. Many states enforce their pharmacy laws through periodic facility inspections. State authorities may also raise inquiries or complaints regarding our pharmacy practices in connection with the renewal of our license in a particular state or for other reasons. Failure to comply with applicable FDA and other federal regulatory requirements can result in possible legal or regulatory action, such as warning letters, product seizure or recalls, suspension of operations, temporary or permanent injunctions, or possible civil or criminal penalties. Failure to comply with applicable state regulatory requirements can result in enforcement action, including fines, revocation, suspension or failure to renew our state pharmacy licenses, injunctions, seizures, and civil or criminal penalties.

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

The MMA also authorized CMS to establish clinical conditions for payment for home medical equipment. These clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. In addition, because we have Medicare supplier numbers and are subject to clinical conditions for payment, our failure to meet such conditions could affect our ability to bill and, therefore, could have a material adverse effect on our business, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.

We are subject to periodic audits by governmental and private payors.

We are subject to periodic audits by Medicare and Medicaid programs, and the oversight agencies for these programs have authority to assert remedies against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. We could also be subject to fines, criminal penalties or program exclusions. Private payors also reserve rights to conduct audits and make monetary adjustments. See “Business—Government Regulation” for a discussion of recent efforts by government payors to reduce health care costs.

Compliance with regulations under the federal Health Insurance Portability and Accountability Act of 1996 and related rules (“HIPAA”) relating to the transmission and privacy of health information could impose additional significant costs on our operations.

Numerous federal and state privacy and security laws and regulations, including HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the use and disclosure of patients’ individually-identifiable health information. HIPAA requires us to comply with privacy standards concerning the use and disclosure of such health information within our company and with third parties. HIPAA also requires the adoption of standards for common health care electronic transactions and code sets, such as the processing of claims information, plan eligibility, payment information and the use of electronic signatures. Each set of HIPAA regulations requires health care providers, including us, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. Moreover, HITECH requires us to report certain breaches of unsecured, individually identifiable health information to the extent such breaches occur. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPPA.

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to significant criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting. Based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, management concluded that our internal control over financial reporting was effective as of such date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

In the event that we purchase equipment from competitors exiting the HME market and are unable to successfully transition and retain the associated patients on service with our Company, we may not be able to achieve our growth objectives in 2010 and beyond.

During 2009, we purchased $10.5 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment purchase opportunities during 2010, and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. However, in the event that we are unable to successfully transition and retain the associated patients on service with our Company or we are unable to identify additional equipment purchase opportunities, we may not be able to achieve our growth objectives in 2010 and beyond.

We are highly dependent upon information technology systems and infrastructure.

We regularly back up our data and maintain detailed disaster recovery plans. However, a major physical disaster or other calamity that causes significant damage to information systems could adversely affect our business. Additionally, loss of information systems for a sustained period of time could have a negative impact on our performance and ultimately on cash flow in the event we were unable to process transactions and/or provide services to our customers.

Risks related to competition and referral sources

If we lose relationships with managed care organizations and other third-party payors, then we could lose access to patients and our revenue would likely decline.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services and to build volume that justifies discounted prices. Consequently, the health care needs of a large percentage of the United States population are now provided by a small number of managed care organizations and third-party payors. These organizations, including the Veterans

Administration, generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate or do not renew agreements with us and/or engage our competitors, our business could be materially adversely affected. If we lose relationships with managed care organizations and other third-party payors, including the Veterans Administration, then we could lose access to patients and our revenue would likely decline.

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

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers but most of which are either regional or local providers. Home respiratory companies compete primarily on the basis of service rather than price since reimbursement levels are established by Medicare and Medicaid or by the individual determinations of private health plans. Our ability to compete successfully and to increase our referrals of new patients are highly dependent upon our reputation within each local health care market for providing responsive, professional and high-quality service, a professional staff with clinical and technical expertise and achieving strong customer satisfaction.

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

We lease all of our offices and facilities. Our corporate headquarters currently consists of approximately 21,000 square feet in an office building located at 2600 Technology Drive, Orlando, Florida, 32804. In addition to our corporate headquarters, we lease facilities for our operating locations, transfill centers, billing centers, pharmacy and call center operations, information technology center, and divisional, regional and area management offices. All facilities are leased pursuant to operating leases. We believe that our facilities are suitable and adequate for our planned needs.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the NASDAQ Global Market, NASDAQ Capital Market and the OTC Bulletin Board:

	High	Low
Fiscal 2009
First Quarter	$0.20	$0.02
Second Quarter	$0.21	$0.08
Third Quarter	$0.69	$0.10
Fourth Quarter	$0.55	$0.30

Fiscal 2008
First Quarter	$0.89	$0.25
Second Quarter	$0.34	$0.07
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.11	$0.02

As of March 1, 2010, there were 25,541,270 shares of our common stock outstanding and approximately 80 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2009 or 2008, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain debt covenants contained in our senior secured credit facility and the indenture governing our 9 1/2 % senior subordinated notes due 2012.

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

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008
Dividend	$450	June 2009	December 2009

Equity Compensation Plan Information

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,148,542	$1.85	3,403,238
Equity compensation plans not approved by security holders	—	$—	—
Total	2,148,542	$1.85	3,403,238

[1]	For more detailed information regarding the Company’s equity compensation plans see Footnote 12.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited financial statements not included in this report.

(dollars in thousands)	2009	2008	2007	2006	2005
Statement of Operations Data:
Net revenues	$479,869	$544,533	$559,354	$498,751	$533,182
Costs and expenses
Cost of net revenues	174,872	201,442	213,680	172,513	166,186
Provision for doubtful accounts	16,234	19,314	18,458	14,340	17,858
Selling, general and administrative	255,952	300,846	301,573	301,427	290,215
Depreciation and amortization(1)	9,780	12,673	14,589	17,162	18,123
Goodwill impairment(2)	—	207,030	—	529,000	—
Legal settlement	—	—	3,450	—	—
Interest expense, net	45,401	48,691	46,606	36,225	31,503
Other (income) expense, net	(1,276)	(2.106)	(350)	(187)	138
Loss on debt extinguishment	—	—	12,171	1,178	—
Restructuring expense(3)	—	3,960	—	—	—

Total costs and expenses	500,963	791,850	610,177	1,071,658	524,023

(Loss) earnings before income taxes	(21,094)	(247,317)	(50,823)	(572,907)	9,159
Federal and state income tax (benefit) expense	(13)	(391)	(4,749)	(38,808)	3,613

Net (loss) earnings	$(21,081)	$(246,926)	$(46,074)	$(534,099)	$5,546

(dollars in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data
Current assets	$142,716	$152,552	$153,346	$104,181	$104,433
Working capital	85,100	87,349	84,705	31,870	25,110
Total assets	298,541	315,419	546,773	497,133	1,018,684
Total debt, including current portion	514,673	500,087	481,011	384,866	329,514
Convertible redeemable preferred stock	5,173	5,343	5,343	5,343	5,343
Stockholders’ (deficiency) equity	(278,405)	(257,398)	(10,517)	35,717	569,515

(dollars in thousands)	2009	2008	2007	2006	2005
Selected Historical Financial Data:
Capital expenditures	$46,861	$48,374	$52,336	$59,878	$78,768
Cash flows provided by operating activities	38,333	68,415	47,690	15,549	60,681
Cash flows used in investing activities	(52,707)	(45,287)	(65,666)	(61,694)	(109,545)
Cash flows (used in)/provided by financing activities	(1,422)	(3,436)	62,719	42,188	(1,737)

(1)	Depreciation and amortization excludes patient service equipment depreciation included in cost of net revenues.

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

(3)	In response to the significant reductions in Medicare reimbursement, we have completed a restructuring of our operational management structure, clinical programs and pharmacy operations. In conjunction with this restructuring, we recorded $4.0 million of restructuring expense for the year ended December 31, 2008, which primarily consists of severance amounts payable to former employees. Unpaid severance payments and other accrued restructuring costs of $1.2 million are included in our accompanying consolidated balance sheet as of December 31, 2008 within “Accounts payable.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.7% and 88.6% of net revenues for the years ended December 31, 2009 and 2008, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.3% and 10.4% of net revenues for the years ended December 31, 2009 and 2008, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. We continue to further develop our sales and operational training programs, and have introduced new incentive programs that we believe will better equip and motivate our sales force, and ultimately drive additional growth. During 2008, we completed the migration of our proprietary billing system to a new platform. As a result of this migration, during 2009 we completed development and implementation of work queue functionality that automates the handling of required medical necessity documentation. In addition, we further developed our capabilities around electronic claims submission and automated cash posting of claim payments. During 2010, we expect to complete development of new order intake functionality that will streamline our order intake processes and eliminate many of our current, paper-based processes.

Executive Summary

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position (the risks and uncertainties related to the Deficit Reduction Act of 2005’s (DRA) 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail under the headings “Business—Government Regulation” in Part I, Item 1 above and “Risk Factors”). We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our bank credit facility in March 2007, interest payments due under our senior subordinated notes, accruing interest under our senior secured debt, capital expenditure requirements, and the extreme volatility and disruption of available liquidity in the credit market may inhibit our ability to refinance our debt and could adversely affect our long-term liquidity.

•

Our 2009 net revenues were negatively impacted by approximately $45.1 million as a result of the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the DRA and the 9 1/2% reduction in reimbursement for oxygen and certain other durable medical equipment as part of the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), both of which went into effect on January 1, 2009.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment purchases from competitors exiting the home medical equipment market. In particular:

•

During 2008 we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. These reductions, in addition to other cost saving initiatives, decreased our annual selling, general and administrative expenses and operating costs by approximately $52.9 million for the year ended December 31, 2009 as compared to 2008.

•

During 2009, we purchased $10.5 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment purchase opportunities during 2010, and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. During the months of January and February 2010 we purchased $0.3 million of new and used rental equipment and inventory from competitors exiting the home health care market. During the year ended December 31, 2009, we have recognized approximately $9.0 million of gross revenues associated with patients transitioned onto service with our Company through equipment purchases.

These strategic and operational initiatives were implemented in order to best position the Company to address its upcoming debt maturities and our 2010 financial plans call for continued improvements in financial performance compared to 2009. It is our intention to refinance part or all of our debt prior to maturity subject to favorable financial performance and market conditions.

Upcoming Debt Maturities

At December 31, 2009, we had approximately $514.7 million of long-term debt outstanding. Our Senior Facility ($225.8 million as of December 31, 2009) matures in September 2011 and the senior subordinated notes ($287.0 million as of December 31, 2009) mature in April 2012. It is our intention to refinance part or all of our debt prior to maturity subject to favorable financial performance and market conditions. In addition, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial conditions. There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

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

Net Patient Service Revenues

Net patient service revenues are recorded at net realizable amounts estimated to be paid by patients and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net patient service revenues are recorded based upon the applicable fee schedule. We track collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for our provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net patient service revenues and consists of:

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

Provision for Doubtful Accounts

Medicare and most other government and commercial payors that provide coverage to our patients include a 20% co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our patients maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for payment of charges for all services rendered by us.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Intangible Assets

Intangible assets include trade names and Medicare licenses with indefinite lives which are not subject to amortization, but instead must be reviewed annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Fair values for intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. An impairment loss is recorded if the fair value of the intangible asset is less than the carrying value. Intangible assets also include customer/physician relationships, computer software and other identifiable intangible assets which are amortized over a period of their expected useful lives, generally 2 to 20 years.

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, we evaluate the recoverability of the net carrying value of our property and equipment and our other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The amount of the impairment, if any, is recognized by the amount by which the carrying value exceeds the fair value. Among other variables, we consider factors such as the effects of external changes to our business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment.

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

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC 740, formerly FASB Financial Interpretation No. 48. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for Federal and State income taxes.

Contingencies

Our business is subject to extensive laws and government regulations, including those related to the Medicare and Medicaid programs. Non-compliance with such laws and regulations could subject us to severe sanctions, including penalties and fines.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 450, Contingencies, provides guidance on the application of generally accepted accounting principles related to these matters. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We believe that our accrued liabilities related to such contingencies are appropriate and in accordance with generally accepted accounting principles.

Results of Operations

The following tables show our results of operations for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,
(dollars in thousands)	2009	2008
Statements of Operations Data:
Net revenues	$479,869	$544,533
Costs and expenses:
Cost of net revenues:
Product and supply costs	111,498	129,423
Patient service equipment depreciation	53,667	54,275
Operating expenses	9,707	17,744

Total cost of net revenues	174,872	201,442
Provision for doubtful accounts	16,234	19,314
Selling, general and administrative	255,952	300,846
Depreciation and amortization	9,780	12,673
Goodwill impairment	—	207,030
Restructuring expense	—	3,960

Total costs and expenses	456,838	745,265

Operating income (loss)	23,031	(200,732)
Interest expense, net	45,401	48,691
Other income, net	(1,276)	(2,106)

Total other expenses	44,125	46,585

Loss before income taxes	(21,094)	(247,317)
Federal and state income tax benefit	(13)	(391)

Net loss	$(21,081)	$(246,926)

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,		Percent Increase (Decrease)
	2009	2008	2009 vs. 2008
Statements of Operations Data:
Net revenues	100.0%	100.0%	-11.9%
Costs and expenses:
Cost of net revenues:
Product and supply costs	23.2%	23.8%	-13.8%
Patient service equipment depreciation	11.2%	10.0%	-1.1%
Operating expenses	2.0%	3.3%	-45.3%

Total cost of net revenues	36.4%	37.1%	-13.2%
Provision for doubtful accounts	3.4%	3.5%	-15.9%
Selling, general and administrative	53.3%	55.2%	-14.9%
Depreciation and amortization	2.0%	2.3%	-22.8%
Goodwill impairment	—%	38.0%	-100.0%
Restructuring expense	—%	0.7%	-100.0%

Total costs and expenses	95.1%	136.8%	-38.7%

Operating income (loss)	4.9%	-36.8%	-111.5%
Interest expense, net	9.5%	8.9%	-6.8%
Other income, net	-0.3%	-0.4%	-39.4%

Total other expenses	9.2%	8.5%	-5.3%

Loss before income taxes	-4.3%	-45.3%	-91.5%
Federal and state income tax benefit	—%	-0.1%	-96.7%

Net loss	-4.3%	-45.2%	-91.5%

Year ended December 31, 2009 as compared to year ended December 31, 2008

Total net revenues for the year ended December 31, 2009 were $479.9 million as compared to $544.5 million for the comparable period in 2008, a decrease of $64.7 million, or 11.9%. This decrease is primarily attributable to a $27.3 million impact of the 36-month oxygen cap, a $17.8 million impact of the 9.5% MIPPA reduction, and a $51.5 million impact of reductions in nebulizer medication reimbursement and volume. These decreases were partially offset by organic growth in our oxygen and CPAP revenues which increased $26.4 million from the comparable period in 2008 and approximately $9.0 million associated with patients transitioned onto service with our Company through equipment purchases.

Cost of net revenues for the year ended December 31, 2009 decreased $26.6 million, or 13.2%, to $174.9 million, from the comparable period in 2008. The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by increases in CPAP supply expense associated with the growth in our CPAP programs. The decrease in operating costs is associated with the restructuring of our clinical programs and pharmacy operations (discussed in more detail below). In addition, depreciation of patient service equipment decreased as a result of our continued reductions in our overall capital expenditures. Cost of net revenues as a percentage of net revenue was 36.4% for the year ended December 31, 2009 as compared to 37.1% for the comparable period in 2008.

The provision for doubtful accounts for the year ended December 31, 2009 decreased by $3.1 million, or 15.9%, to $16.2 million, from the comparable period in 2008. The provision for doubtful accounts expense as a percentage of net revenues was relatively consistent at 3.4% for the year ended December 31, 2009 as compared to 3.5% for 2008.

Selling, general and administrative expenses for the year ended December 31, 2009 totaled $256.0 million, a decrease of $44.9 million or 14.9% from the comparable period in 2008. The decrease in selling, general and administrative expense was attributable to our 2008 and 2009 restructuring initiatives and reduced fuel costs. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.3% for the year ended December 31, 2009 from 55.2% for the year ended December 31, 2008.

Depreciation and amortization for the year ended December 31, 2009 totaled $9.8 million, a decrease of $2.9 million from the comparable period in 2008. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during 2009.

We recorded non-cash goodwill impairment charges of $207.0 million during the year ended December 31, 2008. This impairment charge did not result in cash expenditures and did not result in future cash expenditures. We did not record any such impairment charges during the year ended December 31, 2009.

In response to the significant reductions in Medicare reimbursement, we completed a restructuring of our operating structure, clinical programs and pharmacy operations. These restructuring initiatives resulted in recognition of $4.0 million of restructuring expense for the year ended December 31, 2008. These expenses are primarily comprised of severance costs associated with staffing reductions. We did not record any additional restructuring expense during the year ended December 31, 2009.

Net interest expense for the year ended December 31, 2009 decreased $3.3 million from the comparable period in 2008. Our average outstanding debt for the year ended December 31, 2009 increased $18.3 million over the same period in 2008 while our average rate of interest decreased by 305 basis points to 6.3%.

Other income for the year ended December 31, 2009 decreased $0.8 million from the comparable period in 2008.

Net loss for the year ended December 31, 2009 was $21.1 million compared to a net loss of $246.9 million for the year ended December 31, 2008. As described above, $207.0 million of the 2008 net loss was attributable to non-cash goodwill impairment charges.

Liquidity and Capital Resources

Net cash provided by operating activities was $38.3 million and $68.4 million for the years ended December 31, 2009 and 2008, respectively. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the years ended December 31, 2009 and 2008.

The Company currently expects to have adequate cash reserves to meet all of its obligations during 2010, including payment of interest amounts on its Senior Facility and senior subordinated notes when due. The Company does not currently anticipate any compliance issues with respect to its financial covenants in 2010.

Accounts receivable before allowance for doubtful accounts increased to $72.4 million at December 31, 2009 from $67.4 million at December 31, 2008. Days sales outstanding (DSO) (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 49.5 days at December 31, 2009 compared to 43.1 days at December 31, 2008. There are several factors that have caused an increase in our DSO, as well as a shift in our accounts receivable mix, including, but not limited to:

•

Lengthened initial collection cycles for patients transitioned onto service with our Company through equipment purchases. When we purchase equipment from competitors and transition their patients onto service with our Company, we are required to obtain revised paperwork from the patient’s physician, which requires additional resources and time to obtain and thereby extends the collection cycle during the transition period.

•

Increased managed care business. As a result of our increase in managed care business, primarily in 2009, we have experienced an increase in our DSO as a result of comparatively longer collections cycles from managed care payors, as well as increased patient copayment obligations which likewise have a longer collection cycle.

•

More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes have increased our DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of December 31, 2009 and 2008:

December 31, 2009

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40%	24%	6%	70%
Aged 91-180 days	6%	4%	6%	16%
Aged 181-360 days	2%	3%	7%	12%
Aged over 360 days	0%	1%	1%	2%

Total	48%	32%	20%	100%

December 31, 2008

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	41%	25%	4%	70%
Aged 91-180 days	5%	6%	3%	14%
Aged 181-360 days	4%	4%	4%	12%
Aged over 360 days	1%	2%	1%	4%

Total	51%	37%	12%	100%

Included in accounts receivable are earned but unbilled receivables of $26.1 million and $20.3 million at December 31, 2009 and 2008, respectively. These amounts include $6.8 million at December 31, 2009 and $2.8 million at December 31, 2008 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, for the year ended December 31, 2009, we had $4.6 million of changes in estimates (decreasing contractual adjustments and the provision for doubtful accounts) related to the prior period recorded during the current period.

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs may be less than billed charges. Revenue is recognized at net realizable amounts estimated to be paid by patients and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of the equipment or supply provided to a customer. For Medicare and Medicaid revenues, as well as most other managed care and private payors, final payment is subject to administrative review and audit. Management makes estimated provisions for adjustments, which may result from administrative review and audit, based upon historical experience. Management closely monitors its historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information management believes to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. We manage billing and collection of accounts receivable through our own billing and collection centers. In addition, we utilize third-party collection resources to manage collection of amounts due from patients. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. In addition, we periodically experience inconsistent payment patterns from CMS and its contractors and other third-party payors. As such, we may not be able to maintain our current levels of collectibility. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. Our future liquidity may be materially adversely impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Risk Factors” above.

Net cash used in investing activities was $52.7 million and $45.3 million for the years ended December 31, 2009 and December 31, 2008, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. The increase in net cash used in investing activities during 2009 is primarily attributable to $10.5 million spent on new and used rental equipment and inventory from competitors exiting the home health care market and $6.7 million used to cash collateralize surety bonds, offset by a decrease in capital expenditures from $48.4 million in 2008 (8.9% of our net revenues) to $36.3 million in 2009 (7.6% of our net revenues).

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement. Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Eurodollar Rate plus 6% (6.25% as of December 31, 2009 and 9.13% as of December 31, 2008) or, at our option, an alternative base rate plus 5%. The base rate is a floating rate equal to the higher of (i) the rate of interest per annum determined from time to time by Credit Suisse as its prime rate in effect at its principal office in New York City, and (ii) the Federal Funds Effective Rate plus 50 basis points per annum. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

The Credit Agreement provides for mandatory prepayment and defined prepayment premiums upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). At December 31, 2009, we were in compliance with the covenants under the Credit Agreement.

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

We have outstanding letters of credit totaling $11.1 million as of December 31, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $18.3 million of restricted cash on our consolidated balance sheet as of December 31, 2009.

Cash flows used in financing activities primarily relate to repayment of debt facilities entered into on the effective date of our predecessor’s plan of reorganization on March 26, 2002. As of December 31, 2009, we had the following credit facilities and outstanding debt:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. On September 28, 2009, we began paying our current accrued interest due in cash. During 2009, we paid $4.9 million of current accrued interest due in cash. However, from March 2007 through August 2009 we did not elect to pay any such interest in cash. Accordingly, during the years ended December 31, 2009 and 2008, a total of $13.2 million and $20.2 million, respectively, in interest has been added to the principal amount on the applicable interest payment dates (representing all interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $225.8 million as of December 31, 2009. Accrued interest on the Senior Facility totaled $3.3 million at December 31, 2008. There was no accrued interest at December 31, 2009.

•

$300.0 million aggregate principal amount of 9.5% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9.5% is payable semi-annually in arrears on April 1 and October 1 of each year. As of December 31, 2009, we had a balance of $287.0 million outstanding. Accrued interest on the senior subordinated notes totaled $6.8 million at December 31, 2009 and 2008.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2010. In addition, we continue to monitor and evaluate our current and projected financial performance to assess whether the cash generated from our operations in future years will continue to meet our working capital, capital expenditure and other cash needs going forward. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs through 2010. However, we believe, based on current conditions, that the cash generated from our operations and cash balances may not be sufficient to retire our outstanding debt obligations when they become due beginning in September 2011, and accordingly, we will likely have to refinance our outstanding debt on or before maturity, or pursue other strategic alternatives as discussed above under the heading “Executive Summary.”

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

Recent Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB ASC as the source of authoritative U.S. GAAP for nongovernmental entities and supersedes all pre-existing FASB accounting guidance. The ASC does not change current U.S. GAAP but reorganizes all authoritative literature in one place. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the ASC only requires a change in disclosure and does not alter existing U.S. GAAP, our adoption of the ASC did not impact our condensed consolidated financial statements.

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

In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements (ASC 820). This topic defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB removed certain leasing transactions from its scope and delayed the effective date of ASC 820 for one year for certain non-financial assets and non-financial liabilities. We adopted ASC 820 for financial assets and liabilities on January 1, 2008 and for non-financial assets and non-financial liabilities on January 1, 2009. The adoptions of ASC 820 did not have any impact on our results of operations or financial position and did not result in any additional disclosures.

On August 28, 2009, FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC 820 to clarify that a liability may be valued using an identical liability traded as an asset with a quoted price. This update is effective for the first interim or annual reporting period beginning after the issuance date.

In February 2007, the FASB issued ASC Topic 825, Financial Instruments (ASC 825), which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of Topic 825 were effective as of the beginning of the 2008 calendar year. We adopted ASC 825 on January 1, 2008 resulting in no impact to our financial condition, results of operations or cash flows as we did not elect to report any financial instruments at fair value.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (ASC 805). ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of ASC 805 are effective as of the beginning of the 2009 calendar year. We adopted ASC 805 on January 1, 2009 and it did not have a material impact on our results of operations or financial position.

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

Inflation and Seasonality

Management believes that there has been no material effect on our operations or financial condition as a result of inflation during the past two fiscal years. However, we are impacted by rising costs for certain inflation- sensitive operating expenses, such as labor and employee benefits, facility and equipment leases, and vehicle fuel. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation. Management also believes that the seasonal impact on our business is not material.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2009, and issued their related attestation report which is included herein.

Changes in Internal Control over Financial Reporting

Our principal executive and financial officers recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements. During the fourth quarter of fiscal year 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control over Financial Reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-5
	Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2009 and 2008	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Index to Financial Statement Schedule

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b) See Item 15(a)(3).

(c) See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2010	ROTECH HEALTHCARE INC.

	By:	/s/ PHILIP L. CARTER
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

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/S/ STEVEN P. ALSENE Steven P. Alsene	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010

/S/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	March 5, 2010

/S/ JAMES H. BLOEM James H. Bloem	Director	March 5, 2010

/S/ EDWARD L. KUNTZ Edward L. Kuntz	Director	March 5, 2010

/S/ ARTHUR SIEGEL Arthur Siegel	Director	March 5, 2010

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rotech Healthcare Inc and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida

March 5, 2010

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$58,904	$74,700
Accounts receivable, net	67,716	61,813
Other receivables	1,661	2,569
Income taxes receivable	101	253
Inventories	10,595	9,502
Prepaid expenses	3,723	3,603
Deferred tax assets, net	16	112

Total current assets	142,716	152,552
Property and equipment, net	113,414	121,642
Intangible assets (less accumulated amortization of $9,030 in 2009 and $9,155 in 2008)	15,543	16,869
Restricted cash	18,339	12,493
Other assets	8,529	11,863

	$298,541	$315,419

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$24,637	$25,529
Accrued expenses and other current liabilities	15,620	18,218
Accrued interest	7,105	10,174
Deferred revenue	8,444	10,986
Current portion of long-term debt	1,810	296

Total current liabilities	57,616	65,203
Deferred tax liabilities, net	738	1,020
Other long-term liabilities	556	1,460
Long-term debt, less current portion	512,863	499,791
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 241,471 and 244,013 shares issued and outstanding at December 31, 2009 and 2008, respectively	5,173	5,343
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,541,270 and 25,505,270 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Additional paid-in capital	506,619	506,095
Accumulated deficit	(785,027)	(763,496)

Total stockholders’ deficiency	(278,405)	(257,398)

	$298,541	$315,419

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Net revenues	$479,869	$544,533
Costs and expenses:
Cost of net revenues:
Product and supply costs	111,498	129,423
Patient service equipment depreciation	53,667	54,275
Operating expenses	9,707	17,744

Total cost of net revenues	174,872	201,442
Provision for doubtful accounts	16,234	19,314
Selling, general and administrative	255,952	300,846
Depreciation and amortization	9,780	12,673
Goodwill impairment	—	207,030
Restructuring expense	—	3,960

Total costs and expenses	456,838	745,265

Operating income (loss)	23,031	(200,732)

Other (income) expenses:
Interest expense, net	45,401	48,691
Other income, net	(1,276)	(2,106)

Total other expenses	44,125	46,585

Loss before income taxes	(21,094)	(247,317)
Federal and state income tax benefit	(13)	(391)

Net loss	(21,081)	(246,926)
Accrued dividends on redeemable preferred stock	450	450

Net loss attributable to common stockholders	$(21,531)	$(247,376)

Net loss per common share:
Basic	$(0.84)	$(9.70)

Diluted	$(0.84)	$(9.70)

Weighted average shares outstanding:
Basic	25,510,399	25,505,270

Diluted	25,510,399	25,505,270

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2009 and 2008

(In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficiency
Balance at December 31, 2007	25,505,270	$3	$505,600	$(516,120)	$(10,517)
Net loss for the year ended December 31, 2008	—	—	—	(246,926)	(246,926)
Non-cash stock compensation	—	—	495	—	495
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2008	25,505,270	3	506,095	(763,496)	(257,398)
Net loss for the year ended December 31, 2009	—	—	—	(21,081)	(21,081)
Restricted stock awards released	36,000	—	—	—	—
Non-cash stock compensation	—	—	480	—	480
Repurchase redeemable preferred stock	—	—	44	—	44
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2009	25,541,270	$3	$506,619	$(785,027)	$(278,405)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

(In thousands)

	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(21,081)	$(246,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	16,234	19,314
Depreciation and amortization	66,242	69,535
Payment-in-kind interest added to long-term borrowings	13,204	20,159
Goodwill impairment	—	207,030
Deferred income taxes	(186)	(452)
Gain on sale of identifiable intangibles	—	(2,130)
Other	582	625
Changes in operating assets and liabilities:
Accounts receivable	(22,137)	(4,046)
Other receivables	908	829
Inventories	(1,093)	2,007
Prepaid expenses	(120)	696
Income tax receivable	152	1,673
Other assets	413	(55)
Accounts payable and accrued expenses	(8,798)	122
Accrued interest	(3,069)	(305)
Deferred revenue	(2,542)	290
Other long-term liabilities	(376)	49

Net cash provided by operating activities	38,333	68,415

Cash flows from investing activities:
Purchases of property and equipment	(46,861)	(48,374)
Increases in restricted cash	874	837
Decreases in restricted cash	(6,720)	—
Proceeds on sale of identifiable intangibles	—	2,250

Net cash used in investing activities	(52,707)	(45,287)

Cash flows from financing activities:
Payments of other liabilities	(672)	(1,082)
Payments on capital leases	(300)	(1,454)
Payments of dividends on redeemable preferred stock	(450)	(900)

Net cash used in financing activities	(1,422)	(3,436)

(Decrease) increase in cash and cash equivalents	(15,796)	19,692
Cash and cash equivalents, beginning of year	74,700	55,008

Cash and cash equivalents, end of year	$58,904	$74,700

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$1,682	$371
Property and equipment unpaid and included in accounts payable	$6,735	$1,283
Payment-in-kind interest added to long-term borrowings	$13,204	$20,159
Supplemental disclosures of cash flow information:
Interest paid	$32,784	$27,987
Income taxes paid (refunded)	$21	$(1,613)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2009 and 2008

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

(2) Liquidity

We are highly leveraged. As of December 31, 2009, we had $514,673 of long-term debt outstanding. Our Senior Facility ($225,765) matures in September 2011 and the senior subordinated notes ($287,000) mature in April 2012. Although we are highly leveraged, Management believes based upon our current cash projections that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash obligations through 2010. It is our intention to refinance part or all of our debt prior to maturity subject to financial performance and market conditions. In addition, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial conditions. There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We are also required to comply with certain financial covenants under our credit agreement, including requirements regarding certain specified minimum thresholds for EBITDA (i.e., earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of December 31, 2009 and management believes that we will meet these covenant requirements for 2010 (see Note 10, Debt, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our credit agreement).

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

Our rental arrangements generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rentals which limit the rental payment period in some instances). Once initial delivery is made to the patient (initial setup), a monthly billing is established based on the initial setup service date. We recognize rental arrangement revenues ratably over the monthly service period and defer revenue for the portion of the monthly bill which is unearned. No separate revenue is earned from the initial setup process. We have no lease with the patient or third-party payor. During the rental period, we are responsible for providing oxygen refills and for servicing the equipment based on manufacturers’ recommendations. Revenues for the sale of durable medical equipment and related supplies, including oxygen equipment, ventilators, wheelchairs, hospital beds and infusion pumps, are recognized at the time of delivery. Revenues for the sale of nebulizer medications, which are generally dispensed by our pharmacy and shipped directly to the patient’s home, are recognized at the time of shipment. Revenues derived from capitation arrangements are insignificant.

Net Patient Service Revenues

Net patient service revenues are recorded at net realizable amounts estimated to be paid by patients and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net patient service revenues are recorded based upon the applicable fee schedule.

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

Provision for Doubtful Accounts

Medicare and most other government and commercial payors that provide coverage to our patients include a 20% co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our patients maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for payment of charges for all services rendered by us.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Intangible Assets

Intangible assets include trade names and Medicare licenses with indefinite lives which are not subject to amortization, but instead must be reviewed annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Fair values for intangible assets are determined based upon discounted cash flows, market multiples or appraised values as appropriate. An impairment loss is recorded if the fair value of the intangible asset is less than the carrying value. Intangible assets also include customer/physician relationships, computer software and other identifiable intangible assets which are amortized over a period of their expected useful lives, generally 2 to 20 years.

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, we evaluate the recoverability of the net carrying value of our property and equipment and our other amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The amount of the impairment, if any, is recognized by the amount by which the carrying value exceeds the fair value. Among other variables, we consider factors such as the effects of external changes to our business environment, competitive pressures, market erosion, technological and regulatory changes as factors which could provide indications of impairment.

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

Distribution Expenses

Distribution expenses are included in selling, general and administrative expenses. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs as discussed in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Paragraph 605-45-45-19, Revenue Recognition: Principal Agent Considerations: Shipping and Handling Fees and Costs which permits their income statement classification within selling, general and administrative expenses.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2009 and 2008, advertising expenses were $425 and $411, respectively.

Rebates, Early Pay Discounts Earned, and Co-Sale and Marketing Agreements

We account for rebates, early pay discounts earned, and co-sale and marketing agreements, in accordance with ASC Subtopic 605-50, Revenue: Customer Payments and Incentives. Rebates and early pay discounts for products sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by us toward earning the rebate or refund provided the amounts are probable and reasonably estimable. Consideration earned related to co-sale and marketing agreements is recorded when the specific contractual obligation is completed. The co-sale and marketing agreement payments are characterized as a reduction of the selling, general, and administrative expenses. We record all rebates based upon volume discounts as a reduction of the prices for those vendor’s products, and characterize the rebate as a reduction of cost of net revenues in the statement of operations. If the consideration is not probable and reasonably estimable, it is recognized as the milestones are achieved.

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

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC 740, formerly FASB Financial Interpretation No. 48. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments

We believe the carrying amounts of cash, patient accounts receivable-net, other accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The fair value of our variable rate senior secured term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2009 and 2008 was $149,177 and $187,019, respectively.

Segment Information

We follow a centralized approach to management of our branch locations through standard operating procedures developed and monitored at the corporate level. Each autonomous branch location provides essentially the same products and services to patients at similar margins through similar distribution and delivery methods. Management reporting and analysis is done on a monthly basis for each location, and then aggregated for analysis as one operating segment for the chief operating decision maker. Additionally, each location operates in a highly regulated environment principally subjected to the same Medicaid and Medicare reimbursements and operating regulations. Additionally, management continually monitors the revenue, profits and losses, and allocated assets to each location for the assessments of whether quantitative thresholds have been exceeded under the aggregation criteria in ASC Topic 280, Segment Reporting (ASC 280). We operate in one reportable segment, as defined by ASC 280; the provision of home medical equipment and related products and services.

Recent Accounting Pronouncements

In June 2009, FASB issued The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB ASC as the source of authoritative U.S. GAAP for nongovernmental entities and supersedes all pre-existing FASB accounting guidance. The ASC does not change current U.S. GAAP but reorganizes all authoritative literature in one place. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the ASC only requires a change in disclosure and does not alter existing U.S. GAAP, our adoption of the ASC did not impact our condensed consolidated financial statements.

In September 2006, FASB issued ASC Topic 820, Fair Value Measurements (ASC 820). This topic defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB removed certain leasing transactions from its scope and delayed the effective date of ASC 820 for one year for certain non-financial assets and non-financial liabilities. We adopted ASC 820 for financial assets and liabilities on January 1, 2008 and for non-financial assets and non-financial liabilities on January 1, 2009. The adoption of ASC 820 did not have any impact on our results of operations or financial position and did not result in any additional disclosures.

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

In February 2007, the FASB issued ASC Topic 825, Financial Instruments (ASC 825), which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of ASC 825 were effective as of the beginning of the 2008 calendar year. We adopted ASC 825 on January 1, 2008 resulting in no impact to our financial condition, results of operations or cash flows as we did not elect to report any financial instruments at fair value.

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

In December 2007, the FASB issued ASC Topic 805, Business Combinations (ASC 805). ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of ASC 805 are effective as of the beginning of the 2009 calendar year. We adopted ASC 805 on January 1, 2009 and it did not have a material impact on our results of operations or financial position.

(4) Accounts Receivable

Accounts receivable, net of allowances for doubtful accounts consist of the following at December 31:

	2009	2008
Accounts receivable	$95,649	$93,426
Less allowance for contractual adjustments	23,207	26,009
Less allowance for doubtful accounts	4,726	5,604

	$67,716	$61,813

Included in accounts receivable at December 31, 2009 and 2008 are amounts due from Medicare, Medicaid and other federally funded programs (primarily Veterans Administration) which represents 58.1% and 63.5% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $26,102 and $20,347 at December 31, 2009 and 2008, respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5) Property and Equipment

Property and equipment consist of the following at December 31:

	2009	2008
Patient service equipment	$424,291	$384,687
Furniture, office equipment, computers and software	33,818	39,620
Vehicles	2,162	1,428
Leasehold improvements	5,546	5,830

	465,817	431,565
Less accumulated depreciation	352,403	309,923

	$113,414	$121,642

Depreciation expense was $62,121 and $65,621 for the years ended December 31, 2009 and 2008, respectively.

(6) Goodwill and Intangible Assets

We performed our annual impairment assessment on our intangible assets as of September 30, 2009. Based upon this analysis we determined that there are no additional impairments.

We performed our annual impairment assessment for 2008 as of September 30, 2008. We determined that the fair value of our invested capital based upon a blend of market and income based approaches was less than the carrying value of our assets resulting in an impairment. This impairment is due to reductions in Medicare reimbursement rates, including reductions associated with: (1) nebulizer medications that occurred during 2008; (2) the 36-month rental cap for oxygen equipment which will begin to impact our reimbursement on January 1, 2009; and (3) the 9.5% reimbursement cut associated with the delay in competitive bidding. The impairment charge was determined in accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350), which provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. Based upon the completed impairment test, we determined that the actual impairment was $207,030, equaling the full balance of our “Reorganization value in excess of fair value of identifiable assets—goodwill” and our “Other goodwill”. As such, in accordance with ASC 350, we recorded a non-cash impairment charge of $207,030 for the three and nine months ended September 30, 2008. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2010—$1,251; 2011—$1,181; 2012—$1,173; 2013—$1,171; 2014—$1,171. Amortization expense was $1,326 and $1,327 for the years ended December 31, 2009 and 2008, respectively.

Provided below is an accounting of other goodwill and reorganization value in excess of fair value of identifiable assets—goodwill from January 1, 2008 through December 31, 2009:

	Other goodwill	Reorganization value in excess of fair value of identifiable assets—goodwill
Balance at January 1, 2008
Goodwill	$43,876	$692,154
Accumulated impairment losses	—	(529,000)

	43,876	163,154
Goodwill impairment	(43,876)	(163,154)

Balance at December 31, 2008	$—	$—

The following table reflects the components of identifiable intangible assets:

	December 31, 2009		December 31, 2008
	Gross carrying amount[2]	Accumulated amortization	Gross carrying amount[1]	Accumulated amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$4,650	$12,000	$4,050
Computer software	5,000	2,583	5,000	2,250
Other	5,573	1,797	7,024	2,855

Subtotal	22,573	9,030	24,024	9,155

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$24,573	$9,030	$26,024	$9,155

[1]

During the fourth quarter of 2008 we sold the rights to a domain name for $2,250 resulting in a gain of $2,130 which is included in other income in the accompanying consolidated statement of operations.

[2]	During the year ended December 31, 2009 we wrote off $1,451 of fully amortized non-compete agreements.

(7) Restricted Cash

Restricted cash consists of the following at December 31:

	2009	2008
Restricted cash collateralizing outstanding letters of credit	$11,619	$12,493
Restricted cash held as collateral for Medicare surety bonds	6,720	—

	$18,339	$12,493

(8) Other Assets

Other assets consist of the following at December 31:

	2009	2008
Deferred financing costs	$6,312	$9,107
Prepaid expenses—long-term	85	170
Deposits	2,132	2,586

	$8,529	$11,863

Amortization of the deferred financing costs was $2,795 and $2,587 for the years ended December 31, 2009 and 2008, respectively. Accumulated amortization of the deferred financing costs was $21,019 and $18,224 as of December 31, 2009 and 2008, respectively.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2009	2008
Accrued salaries and wages	$5,763	$9,586
Accounts receivable credit balances	3,552	2,328
Accrued health insurance and other claims	4,367	4,148
Current portion of priority tax claim	528	672
Sales tax payable	756	967
Accrued employee/employer 401K contributions	141	517
Other	513	—

	$15,620	$18,218

(10) Debt

Our long-term debt consists of the following at December 31:

	2009	2008
Capital lease obligations with interest implied at a fixed rate between 6.3% and 11.0%, due in equal monthly installments from May 2010 through November 2012, secured by equipment	$337	$526
Capital lease obligation with 3.6% interest due in one installment payable in April 2010, secured by equipment	1,571	—
Current secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	225,765	212,561
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub total	514,673	500,087
Less current portion	1,810	296

Total long-term debt	$512,863	$499,791

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to: (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.25% as of December 31, 2009 and 9.13% as of December 31, 2008). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. On September 28, 2009, we began paying our current accrued interest due in cash, however, from March 2007 through August 2009 we did not elect to pay any such accrued interest in cash. Accordingly, a total of $13,204 and $20,159 in accrued interest has been added to the principal amount on the applicable interest payment dates during 2009 and 2008, respectively, (representing all accrued interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $225,765 as of December 31, 2009. During 2009 we paid $4,921 of accrued interest due in cash. As of December 31, 2008, we had $3,324 in accrued interest on the payment-in-kind term loan. There was no accrued interest recorded on the payment-in-kind term loan at December 31, 2009.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the senior facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments, limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for EBITDA. We were in compliance with such covenants as of December 31, 2009.

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

We have outstanding letters of credit totaling $11,065 as of December 31, 2009, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included restricted cash on our accompanying consolidated balance sheet as of December 31, 2009.

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

Long-term debt maturities excluding capital lease obligations are as follows: 2010—$0; 2011—$225,765; 2012—$287,000; 2013 and thereafter—$0.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2010	$1,857
2011	92
2012	11

Total	1,960
Less amount representing interest	(52)

Present value of minimum capital lease payments	$1,908

At December 31, 2009, the equipment under capital leases is included in property and equipment with a carrying amount of $2,624 and $438 of accumulated depreciation.

Interest expense, net was as follows for the years ended December 31:

	2009	2008
Interest expense	$45,748	$50,400
Interest income	(347)	(1,709)

Interest expense, net	$45,401	$48,691

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

We recognize rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $29,642 and $28,983 for the years ended December 31, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2009, the short-term portion of the liability of $227 is included in the accompanying consolidated balance sheet within accrued expenses and other current liabilities. The long-term liability portion of $495 is included in the other long-term liabilities.

Future minimum rental commitments under non-cancelable leases, for corporate offices, billing centers, branch locations and vehicle leases, are as follows:

For the years ending December 31:
2010	$23,895
2011	13,117
2012	6,856
2013	2,198
2014	1,185
Thereafter	563

$47,814

(12) Share-Based Compensation and Earnings Per Common Share

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

Stock Options: At December 31, 2009, options to acquire up to 3,403,238 shares of common stock were available for grant pursuant to the Share-Based Compensation Plans, options exercisable for 2,148,542 shares of common stock were outstanding at prices ranging from $0.53 to $20.00 per share, and 409,272 shares of common stock had been issued upon the exercise of options granted under the Shared-Based Compensation Plans. For the year ended December 31, 2009 and 2008, we recorded share-based compensation expense of $475 and $495, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

In December 2009, we completed an employee stock option exchange program (“Option Exchange”) to give employees the opportunity to exchange eligible stock options for a lesser number of new stock options that have approximately the same fair value as the options surrendered, as of the date of the exchange. The Option Exchange commenced on December 2, 2009 and expired on December 31, 2009. Eligible options included stock options granted under the Share-Based Compensation Plans that had an exercise price equal to or greater than $14.00 per share. A total of 2,020,875 eligible stock options were tendered and cancelled in exchange for 673,615 new stock options granted. The new stock options have an exercise price of $0.41, which is equal to the average of the closing prices of the Company’s common stock on the OTC Bulletin Board during the five trading days immediately preceding the date the exchange offer was completed. The new options retain the same expiration date as the surrendered options, subject to earlier expiration of the option upon termination of the service of the optionee. The new options will vest in sixteen equal quarterly installments, with the first such installment vesting 90 days after the replacement grant date, subject to the optionee’s continued service with us on each such date. If the replacement stock options would expire prior to becoming fully vested under the above schedule, vesting will be accelerated, such that 100% of the replacement stock options will fully vest as of 180 days prior to the expiration of the replacement stock options, subject to the optionee’s continued service with us through such date. All new options were granted under the Option Plan and, other than the changes described above, have terms and conditions that are the same as those of the corresponding original option grants.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during each of the respective years ended December 31:

	2009	2008
Expected volatility	178.89%	95.75%
Dividend yield	—%	—%
Expected option life (years)	2.77	3.00
Average risk-free interest rate	2.11%	2.11%

The following table summarizes our stock option transactions for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	4,394,417	$9.34
Granted	1,023,615	$0.50
Exercised	—	$—
Forfeited	(2,037,542)	$18.20

Options outstanding at December 31, 2009	3,380,490	$1.39	6.66	$—
Options exercisable at December 31, 2009	2,148,542	$1.85	7.08	$—

The following table summarizes the transactions for our non-vested shares for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2009	976,450	$1.10
Granted	1,023,615	$0.50
Vested	(754,783)	$1.12
Forfeited	(13,334)	$1.26

Non-vested shares at December 31, 2009	1,231,948	$0.59

As of December 31, 2009, there was $245 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.66 years. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $503 and $902, respectively.

Restricted Stock Awards and Units: We granted 36,000 shares of restricted stock during the year ended December 31, 2009 with a weighted average per share fair value of $0.50. We did not grant restricted stock awards under the Restricted Plan during the year ended December 31, 2008. Stock compensation expense recognized by us in the year ended December 31, 2009 under the Restricted Plan was approximately $5. There was no stock compensation expense related to the Restricted Plan during 2008.

Earnings Per Common Share: Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 2,945,947 and 4,815,975 for the years ended December 31, 2009 and 2008, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the years ended December 31 are presented below:

	2009	2008
Weighted average basic shares	25,510,399	25,505,270
Effect of dilutive securities:
Stock options	—	—
Stock awards	—	—

Weighted average diluted shares	25,510,399	25,505,270

(13) Income Taxes

Income tax benefit for the years ended December 31 consists of:

	2009	2008
Current:
Federal	$(9)	$—
State	182	60

Total current provision	173	60

Deferred:
Federal	—	—
State	(186)	(451)

Total deferred provision	(186)	(451)

Federal and state income tax benefit	$(13)	$(391)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	2009	2008
Current deferred tax (assets) liabilities:
Other accrued liabilities	$(1,838)	$(2,180)
Other	(1,679)	(2,404)
Less: valuation allowance	3,501	4,472

Total current deferred tax assets, net	(16)	(112)

Long-term deferred tax (assets) liabilities:
Property and equipment	(371)	3,495
Intangible assets	(114,356)	(119,880)
Net operating loss (NOL) carryforward	(64,571)	(55,902)
Other deferred liabilities, net	675	1,681
Less: valuation allowance	179,361	171,626

Total long-term deferred tax liabilities, net	738	1,020

Net deferred tax liabilities	$722	$908

A reconciliation of the tax provision computed at the statutory federal tax rate on earnings before income taxes to the actual income tax provision is as follows for the years ended December 31:

	2009	2008
Tax provision computed at the statutory rate	$(7,383)	$(86,561)
State income taxes, net of federal income tax benefit	(641)	(9,328)
Other book expenses not deductible for tax purposes	997	367
Increase in deferred tax asset valuation allowance	6,764	92,592
Write-off of NOLs under Section 382	250	2,539

Total income tax benefit	$(13)	$(391)

At December 31, 2009 and 2008, we wrote off $250 and $2,944, respectively, of deferred tax assets due to identified built-in loss limitations and reductions in availability of Net Operating Loss (NOL) carryforwards in accordance with Section 382 of the Internal Revenue Code. We have available federal NOLs of approximately

$189,499 as of December 31, 2009, which will fully expire in 2029. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests.

In order to comply with the classification requirements of ASC 740-10-15, current liabilities of $738 and $1,020 were reclassified to non-current “Deferred tax liabilities, net” in the accompanying consolidated balance sheet at December 31, 2009 and 2008, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at December 31 is as follows:

	2009	2008
Gross unrecognized tax benefits beginning of year	$12,285	$11,532
Decreases in tax positions for prior years	(138)	(281)
(Decreases) increases in tax positions for current year	(3,730)	1,258
Lapse in statute of limitations	(117)	(224)

Gross unrecognized tax benefits end of year	$8,300	$12,285

If recognized, in 2009 and 2008 only $616 and $756, respectively of the gross unrecognized tax benefits would impact our effective tax rate in the respective years. The remaining $7,684 and $11,529 for 2009 and 2008, respectively, of gross unrecognized tax benefits is highly certain in the respective year, however, there is uncertainty about the timing of their tax recognition. The disallowance of these tax positions would not impact the effective income tax rate nor would it accelerate a material amount of cash payments to the taxing authority because of our large unrecognized NOL positions. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

As of December 31, 2009 and 2008, we had a balance of accrued interest related to uncertain tax positions in the amount of $106 and $152, respectively. We had a net reduction of $46 and $57 in interest expense associated with our uncertain tax positions, for the year ended December 31, 2009 and 2008, respectively. Interest expense associated with our uncertain tax positions for the year ended December 31, 2008 was $152. As of December 31, 2009 no penalties have been accrued.

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

We are currently open to audit for all years ending December 31, 2002 to present because of our large NOL carryforwards. However, we are only open to additional tax assessments under the Internal Revenue Code Statute of Limitations for the years ending December 31, 2006 to present. Our state income tax returns are open to audit under the various statutes of limitations for the years ending December 31, 2002 to present. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon our results of operations or financial condition.

(14) Insurance Coverage

We have a self-insured plan for health and medical coverage for our employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $250. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets were approximately $2,432 and $2,867 as of December 31, 2009 and 2008, respectively.

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

•	Inconsistent payment patterns from Centers for Medicare and Medicaid Services and its contractors or other third-party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging negligence in the provision of healthcare services and related claims.

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

On November 7, 2006, one of our subsidiaries, Rothert’s Hospital Equipment, Inc., received a subpoena from the Office of Inspector General for the Department of Health and Human Services (OIG). The subpoena requested documents relating to Medicare billing in the Covington, Kentucky, area between January 2003 and February 2004, as well as certain personnel records. We produced the requested documents in January 2007 and we will continue to cooperate with the investigation.

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

(16) Employee Benefit Plans

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. Our contribution expense was approximately $102 and $513 for the years ended December 31, 2009 and 2008, respectively.

Employee Profit Sharing Plan

Pursuant to the Plan, in 2002 we contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred”—see Note 17) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (the “Employees Plan”). Employees of the Company as of the effective date of the Employees Plan (the “Effective Date”), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on January 1 or July 1 following their first day of employment with the Company. Our contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by us to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. There were no discretionary contributions made during the years ended December 31, 2009 and 2008.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2009 and 2008, we repurchased 2,542 and 1,036 shares, respectively.

(17) Series A Convertible Redeemable Preferred Stock

We issued 250,000 shares of Series A Preferred upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by our employee profit sharing plan (see Note 16) and the total preferred stock authorized by us is 1,000,000 shares. Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 24, 2008, dividends in the amount of $450 were declared on our Series A Preferred and were paid in December 2008. At the meeting of the board of directors held on June 23, 2009, dividends in the amount of $450 were declared on our Series A Preferred and were paid in December 2009.

The Series A Preferred has conditional redemption features. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by us on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 241,471 shares of Preferred Stock would be approximately $4,829 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in ASC Topic 480, Distinguishing Liabilities From Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements.

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

No dividends will be declared or paid upon our common stock, unless and until dividends have been declared on the Series A Preferred. Dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008
Dividend	$450	June 2009	December 2009

(18) Revenue Data and Concentration of Credit Risk

Net revenues are derived from the following principal service categories:

	For the year ended December 31,
	2009	2008
Oxygen and other respiratory therapy	$420,953	$482,521
Home medical equipment	54,204	56,452
Other	4,712	5,560

	$479,869	$544,533

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

	2009	2008
Medicare	42.1%	48.7%
Commercial payors	37.9%	33.5%
Department of Veterans Affairs	9.5%	8.2%
Medicaid	6.5%	6.6%
Private payors	4.0%	3.0%

Total	100.0%	100.0%

(19) Restructuring Expense

We restructured our operational management structure, clinical programs and pharmacy operations during 2008 in response to significant reductions in Medicare reimbursement. In conjunction with this restructuring, we have recorded $3,960 of restructuring expense for the year ended December 31, 2008, which primarily consists of severance amounts payable to former employees. There were no such expenses incurred during the year ended December 31, 2009. Unpaid severance payments of $1,237 are included in our accompanying consolidated balance sheet as of December 31, 2008 within “Accounts payable.”

Severance and Related Costs
Balance as of December 31, 2007	$—
Charges	3,960
Payments	2,723

Balance as of December 31, 2008	$1,237
Charges	—
Payments	1,237

Balance as of December 31, 2009	$—

(20) Equipment Purchases

During the year ended December 31, 2009, we purchased $10,517 of new and used rental equipment and inventory from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company.

The assets purchased from these competitors represent only a component of the assets and activities used in operating their respective businesses; however, in accordance with ASC Topic 805, Business Combinations (ASC 805), these purchases are being accounted for as business combinations. The aggregate cost of the purchases has been recorded as follows:

Amount
Property and equipment	$10,254
Inventory	263

Total	$10,517

Pro forma results and other expanded disclosures required by ASC 805 have not been presented as these purchases individually and in the aggregate are not material.

In addition to the above purchases, during the months of January and February 2010, we purchased $254 of new and used rental equipment and inventory from competitors exiting the home health care market.

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(q)	Second Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

10.1(d)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(d)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(e)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(f)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(g)	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.6(h)	Form of Common Stock Option Agreement.

10.7(k)	Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan.

10.8(d)	Form of Restricted Stock Award Agreement.

10.9(c)	[reserved].

10.10(l)	Rotech Healthcare Inc. Performance Bonus Plan

10.11(i)	Credit Agreement dated as of March 30, 2007 Among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent.

10.12	[reserved]

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(q)	Trust Agreement by and among NorthStar Trust Company and Rotech Healthcare Inc. dated July 1, 2007 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(j)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2003.

Exhibit Number	Title
10.19(m)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated May 19, 2008.

10.20(n)	Second Amended and Restated Employment Agreement with Philip L. Carter dated October 6, 2008.

10.21(n)	Second Amended and Restated Employment Agreement with Michael R. Dobbs dated October 6, 2008.

10.22(o)	First Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene dated April 18, 2008

10.23(n)	Second Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene dated October 6, 2008

10.24(g)	Letter agreement with Steven P. Alsene with Respect to Rights upon Termination of Employment dated November 8, 2006.

10.25(k)	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.27(k)	Form of Chief Executive Officer Option Agreement.

10.28(k)	Form of Nonemployee Director Option Agreement.

10.29(k)	Form of Officer (other than CEO) Option Agreement.

10.30(q)	Amendment No. 1 to the Amended and Restated Rotech Healthcare Inc. Employees Plan.

10.31(q)	Amendment No. 2 to the Amended and Restated Rotech Healthcare Inc. Employees Plan.

10.32(p)	Form of Indemnification Agreement for directors and officers.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission on July 14, 2005.

(d)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(e)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(f)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(i)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007.

(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

(k)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 13, 2007.

(l)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

(m)	Incorporated by Reference to our Current Report on Form 8-K dated May 19, 2008 filed with the Securities and Exchange Commission on May 21, 2008.

(n)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 12, 2008.

(o)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 15, 2008

(p)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 1, 2006.

(q)	Incorporated by Reference to our Annual Report on From 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 7, 2008.