Form 10-Q
period 2010-03-31
ROTECH HEALTHCARE INC
filed 2010-05-10
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50940

ROTECH HEALTHCARE INC.

(Exact name of registrant as specified in its charter)

Delaware	030408870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Technology Drive, Suite 300, Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 822-4600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2010, the registrant had 25,541,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$58,713	$58,904
Accounts receivable, net	72,196	67,716
Other receivables	2,716	1,661
Income taxes receivable	101	101
Inventories	8,202	10,595
Prepaid expenses	3,920	3,723
Deferred tax assets, net	23	16

Total current assets	145,871	142,716
Property and equipment, net	106,892	113,414
Intangible assets (less accumulated amortization of $9,126 at March 31, 2010 and $9,030 at December 31, 2009)	15,217	15,543
Restricted cash	18,339	18,339
Other assets	7,692	8,529

	$294,011	$298,541

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$19,993	$24,637
Accrued expenses and other current liabilities	15,488	15,620
Accrued interest	13,944	7,105
Deferred revenue	8,226	8,444
Current portion of long-term debt	1,760	1,810

Total current liabilities	59,411	57,616
Deferred tax liabilities, net	831	738
Other long-term liabilities	576	556
Long-term debt, less current portion	512,838	512,863
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 241,471 shares issued and outstanding at March 31, 2010 and December 31, 2009	5,264	5,173
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,541,270 shares issued and outstanding at March 31, 2010 and December 31, 2009	3	3
Additional paid-in capital	506,714	506,619
Accumulated deficit	(791,626)	(785,027)

Total stockholders’ deficiency	(284,909)	(278,405)

	$294,011	$298,541

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2010	2009
Net revenues	$123,366	$118,633
Costs and expenses:
Cost of net revenues	40,843	44,414
Selling, general and administrative	66,408	62,981
Provision for doubtful accounts	9,331	4,040
Depreciation and amortization	2,005	2,595

Total costs and expenses	118,587	114,030

Operating income	4,779	4,603

Other expense (income):
Interest expense, net	11,124	11,443
Other expense (income), net	13	(339)

Total other expense	11,137	11,104

Loss before income taxes	(6,358)	(6,501)
Federal and state income tax expense (benefit)	150	(21)

Net loss	(6,508)	(6,480)
Accrued dividends on convertible redeemable preferred stock	91	113

Net loss attributable to common stockholders	$(6,599)	$(6,593)

Net loss per common share:
Basic	$(0.26)	$(0.26)

Diluted	$(0.26)	$(0.26)

Weighted average shares outstanding:
Basic	25,541,270	25,505,270
Diluted	25,541,270	25,505,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2010	2009
Net loss	$(6,508)	$(6,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	9,331	4,040
Depreciation and amortization	15,892	16,658
Payment-in-kind interest added to long-term borrowings	—	7,305
Deferred income taxes	86	(97)
Other	102	96
Changes in operating assets and liabilities:
Accounts receivable	(13,811)	(12,344)
Other receivables	(1,055)	208
Income taxes receivable	—	170
Inventories	2,393	(80)
Prepaid expenses	(197)	257
Other assets	92	22
Accounts payable and accrued expenses	(1,685)	(8,687)
Other long-term liabilities	20	(93)
Accrued interest	6,839	3,492
Deferred revenue	(218)	(2,100)

Net cash provided by operating activities	11,281	2,367

Cash flows from investing activities:
Purchases of property and equipment	(11,222)	(6,965)

Net cash used in investing activities	(11,222)	(6,965)

Cash flows from financing activities:
Payments on capital leases	(75)	(91)
Payments of other liabilities	(175)	(164)

Net cash used in financing activities	(250)	(255)

Decrease in cash and cash equivalents	(191)	(4,853)
Cash and cash equivalents, beginning of period	58,904	74,700

Cash and cash equivalents, end of period	$58,713	$69,847

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our significant accounting policies as disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)	Liquidity

We are highly leveraged. As of March 31, 2010, we had $514,598 of long-term debt outstanding. Our Senior Facility ($225,765) matures in September 2011 and our senior subordinated notes ($287,000) mature in April 2012. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months. It is our intention to refinance part or all of our debt prior to maturity subject to financial performance and market conditions. In addition, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial conditions. There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We are also required to comply with certain financial covenants under our Senior Facility credit agreement, including requirements regarding certain specified minimum thresholds for Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization). We were in compliance with such covenants as of March 31, 2010 and based upon our current projections, management believes that we will meet these covenant requirements for the next twelve months (see Note 9, “Debt”, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our Senior Facility credit agreement).

(3)	Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2010 and 2009. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 3,589,000 and 4,585,998 for the three months ended March 31, 2010 and 2009, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common shareholders and shares outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31, 2010 and 2009 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2010:
Basic and diluted EPS:
Net loss	$(6,508)
Accrued dividends on convertible redeemable preferred stock	91

Net loss attributable to common stockholders	$(6,599)	25,541,270	$(0.26)

For the Three Months Ended March 31, 2009:
Basic and diluted EPS:
Net loss	$(6,480)
Accrued dividends on convertible redeemable preferred stock	113

Net loss attributable to common stockholders	$(6,593)	25,505,270	$(0.26)

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

(4)	Equipment Purchases

During the three months ended March 31, 2010, we purchased $282 of new and used rental equipment and inventory from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company.

The equipment purchased from these competitors represent only a component of the assets and activities used in operating their respective businesses; however, in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805), these purchases are being accounted for as business combinations. The aggregate cost of the purchases has been recorded as follows:

Amount
Property and equipment	$268
Inventory	14

Total	$282

Pro forma results and other expanded disclosures required by ASC 805 have not been presented as these purchases individually and in the aggregate are not material.

(5)	Intangible Assets

Our branch locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. Management performs the required annual impairment test during the fourth quarter, or more frequently, if required. Intangible assets of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of intangible assets:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$4,800	$12,000	$4,650
Computer software	5,000	2,667	5,000	2,583
Other	5,343	1,659	5,573	1,797

Subtotal	22,343	9,126	22,573	9,030

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$24,343	$9,126	$24,573	$9,030

During 2010, we wrote off fully amortized intangibles in the amount of $230. Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $326 and $331, respectively.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2010	$1,251
2011	1,181
2012	1,173
2013	1,171
2014	1,171

(6)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended March 31,
	2010	2009
Respiratory therapy equipment and services	$106,660	$104,612
Durable medical equipment	13,278	13,053
Other health care products	3,428	968

Net revenue	$123,366	$118,633

(7)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 57.7% and 58.8% of our patient revenue for the three months ended March 31, 2010 and 2009, respectively.

(9)	Debt

Our long-term debt consists of the following:

	March 31, 2010	December 31, 2009
Capital lease obligations with interest implied at fixed rates between 6.3% and 11.0%, due in equal monthly installments with terms expiring from May 2010 through November 2012, secured by equipment	$262	$337
Capital lease obligation with 3.6% interest due in one installment payable in April 2010, secured by equipment	1,571	1,571
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and added to the principal amount of the loan on each interest payment date	225,765	225,765
9 1/2 % senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Subtotal	514,598	514,673
Less current portion	1,760	1,810

Total long-term debt	$512,838	$512,863

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.29% as of March 31, 2010 and 6.25% as of December 31, 2009), as defined in the Credit Agreement. The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. On September 28, 2009, we began paying our current accrued interest due in cash, however from March 2007 through August 2009 we did not elect to pay any such accrued interest in cash. Accordingly, a total of $7,305 in accrued interest has been added to the principal amount on the applicable interest payment dates during the three months ended March 31, 2009 (representing all accrued interest under the payment-in-kind term loan that became payable during such periods). During the three months ended March 31, 2010 we paid $3,528 of accrued interest in cash. As of March 31, 2010 and December 31, 2009 the principal amount outstanding on the Senior Facility was $225,765. As of March 31, 2010 and December 31, 2009 there was no accrued interest on the payment-in-kind term loan.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments, limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for Consolidated EBITDA. We were in compliance with such covenants as of March 31, 2010.

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

We have outstanding letters of credit totaling $11,065 as of March 31, 2010, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash on our accompanying consolidated balance sheet as of March 31, 2010.

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

The fair value of our variable Senior Facility term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at March 31, 2010 and December 31, 2009 was $173,635 and $149,177, respectively.

(10)	Income Taxes

We recorded a net tax expense of $150 and a net tax benefit of $21 for the three months ended March 31, 2010 and 2009, respectively. The current period tax expense is primarily the result of an increase of $86 in our liabilities recorded for uncertain tax positions and a net current state tax expense of $64. We have provided a full valuation allowance against our remaining net deferred tax assets as of March 31, 2010 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the quarter ended March 31, 2010 will not be realized, based on a number of factors, including the goodwill impairment charges recorded during 2006 and 2008, future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement.

At March 31, 2010, we had available federal net operating loss (NOL) carryforwards of approximately $197,184 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2029. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

We recorded a liability of $808 and $738 for unrecognized tax benefits related to various federal and state income tax matters as of March 31, 2010 and December 31, 2009, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ending December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ending December 31, 2006 to present. Our state income tax returns are open to audit and additional tax assessments under the various state statutes of limitations for the years ending December 31, 2002 through 2008.

There is $115 and $106 of accrued interest related to uncertain tax positions as of March 31, 2010 and December 31, 2009, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	Three months ended March 31,
	2010	2009
Cash payments for:
Interest	$3,562	$235
Income taxes paid (received)	65	(93)
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	3,818	4,566
Property and equipment acquired through capital leases	—	54
Payment-in-kind interest added to long-term borrowings	—	7,305

(12)	Subsequent Events

During the month of April 2010, we purchased an additional $1,608 of new and used rental equipment and inventory from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company.

During the month of April 2010, we settled a commercial arbitration proceeding for $4.5 million related to previously unpaid claims and associated interest, fees, expenses and legal costs. This amount will be recorded in accordance with ASC Topic 450, Contingencies, during the quarter ended June 30, 2010.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2009 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.5% and 88.2% of net revenues for the three months ended March 31, 2010 and 2009, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.8% and 11.0% of net revenues for the three months ended March 31, 2010 and 2009, respectively. Revenues from durable medical equipment include rental and sale of hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

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

•

As discussed in more detail below under the heading “Reimbursement by Third-Party Payors”, our 2009 net revenues were negatively impacted by approximately $45.1 million as a result of the 36-month rental cap on oxygen equipment provided to Medicate beneficiaries, mandated as part of the Deficit Reduction Act of 2005 (DRA) and the 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment as part of the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), both of which went into effect on January 1, 2009.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment purchases from competitors exiting the home medical equipment market. In particular:

•

During the first three months of 2010, we purchased $0.3 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional equipment purchase opportunities and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. During the month of April 2010 we purchased $1.6 million of new and used rental equipment and inventory from competitors exiting the home health care market. During the three months ended March 31, 2010, we have recognized approximately $4.5 million of gross revenues associated with patients transitioned onto service with our Company through equipment purchases.

•

During 2009 we completed development and implementation of new work queue functionality that automates the handling of required medical necessity documentation on our proprietary billing system. In addition, we further developed our capabilities around electronic claims submission and automated cash posting of claim payments. During 2010, we expect to complete development of new order intake functionality that will streamline our order intake processes and eliminate many of our current, paper-based processes.

These strategic and operational initiatives were implemented in order to improve our financial performance and thereby best position us to address our upcoming debt maturities and our 2010 financial plans call for continued improvements in financial performance compared to 2009. It is our intention to refinance part or all of our debt prior to maturity subject to favorable performance and market conditions.

Upcoming Debt Maturities

At March 31, 2010, we had approximately $514.6 million of long-term debt outstanding. Our Senior Facility ($225.8 million) matures in September 2011 and our senior subordinated notes ($287.0 million) mature in April 2012. It is our intention to refinance part or all of our debt prior to maturity subject to favorable financial performance and market conditions. In addition, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, equity offering, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial condition. There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 57.7% and 58.8% of our patient revenue for the three months ended March 31, 2010 and 2009, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

Recent legislation, each of which has been signed into law, including the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 and 2010 fee schedule payment amounts by 9.5 percent for product categories included in competitive bidding. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The DRA capped the Medicare rental period for oxygen equipment at 36-months of continuous use, after which time title of the equipment would transfer to the beneficiary. For purposes of this cap, the DRA provides for a new 36-month rental period that began January 1, 2006 for all oxygen equipment. With the passage of MIPPA, transfer of title of oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. The MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of HME, including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive bidding program for HME and implemented quality standards and accreditation requirements for HME suppliers. MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), has had and when fully implemented, could have a further material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. We cannot predict the impact that any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delays the implementation of competitive bidding for eighteen months, and terminates all existing contracts previously awarded. MIPPA includes a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay. MIPPA negatively impacted our annual revenue and net income by approximately $17.8 million for the year ended December 31, 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the competitive bidding areas included in the first round of competitive bidding, which could have offset some portion of the negative impact of the reduced pricing.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for Durable Medical Equipment and Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers, effective March 3, 2009. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 450 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. DMEPOS suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We obtained surety bonds October 1, 2009 in the face amount of $22.5 million covering all of our NPI numbers at each of our operating locations.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.214 in the first quarter of 2010.

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

•

Payment for Rental Period. The 2010 rate for stationary oxygen equipment is subject to a budget neutrality adjustment that reduces the monthly payment amount by 1.5% from $175.79 in 2009 to $173.17 in 2010. The 2010 monthly portable oxygen add-on amount is $28.77 which is unchanged from 2009. These 2009 payment amounts included the 9.5% reduction associated with MIPPA. The 2010 monthly payment for oxygen-generating portable oxygen equipment remains unchanged at $51.63 from 2009. The oxygen-generating portable oxygen equipment payments were unaffected by MIPPA.

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there will be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare will pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and servicing, and inspects the equipment to ensure that it will function safely for the next six months. In its final CY 2010 rule, CMS stated that it will continue to pay for such in-home maintenance and servicing visits every six months until medical necessity ends of the beneficiary elects to obtain new equipment. Beginning July 1, 2010, the payment rate is capped at 10% of the cost of acquiring a stationary oxygen concentrator increased by the consumer price index, or $66 for calendar year 2010. On February 5, 2010, CMS issued program instructions on this new provision.

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

The financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of the 36-month rental cap was approximately $27.3 million for 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Results of Operations

The following table shows our results of operations for the three months ended March 31, 2010 and 2009 (in thousands).

	Three months ended March 31,
	2010	2009
Net revenues	$123,366	$118,633
Costs and expenses:
Cost of net revenues	40,843	44,414
Selling, general and administrative	66,408	62,981
Provision for doubtful accounts	9,331	4,040
Depreciation and amortization	2,005	2,595

Total cost and expenses	118,587	114,030

Operating income	4,779	4,603
Other expense (income):
Interest expense, net	11,124	11,443
Other expense (income), net	13	(339)

Total other expense	11,137	11,104

Loss before income taxes	(6,358)	(6,501)
Federal and state income tax expense (benefit)	150	(21)

Net loss	(6,508)	(6,480)
Accrued dividends on convertible redeemable preferred stock	91	113

Net loss attributable to common stockholders	$(6,599)	$(6,593)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues	33.1%	37.4%
Selling, general and administrative	53.8%	53.1%
Provision for doubtful accounts	7.6%	3.4%
Depreciation and amortization	1.6%	2.2%

Total costs and expenses	96.1%	96.1%

Operating income	3.9%	3.9%
Other expense (income):
Interest expense, net	9.0%	9.6%
Other expense (income), net	0.0%	-0.3%

Total other expense	9.0%	9.3%

Loss before income taxes	-5.1%	-5.4%
Federal and state income tax expense (benefit)	0.1%	0.0%

Net loss	-5.2%	-5.4%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%

Net loss attributable to common stockholders	-5.3%	-5.5%

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Total net revenues for the three months ended March 31, 2010 were $123.4 million as compared to $118.6 million for the comparable period in 2009. This increase of $4.8 million from the comparable period in 2009 is primarily attributable to organic growth in our core oxygen and CPAP product lines which increased $4.6 million for the three months ended March 31, 2010 from the comparable period in 2009 and approximately $4.5 million associated with patients transitioned onto service with us through equipment purchases. These increases were primarily offset by a $4.6 million reduction in nebulizer medication reimbursement and volume, and approximately $0.5 million impact from the 1.5% Medicare budget neutrality adjustment to stationary oxygen equipment reimbursement rates effective January 1, 2010.

Cost of net revenues totaled $40.8 million for the three months ended March 31, 2010, a decrease of $3.6 million, or 8.0%, from the comparable period in 2009. Cost of net revenues for the three months ended March 31, 2010 and 2009 was comprised as follows:

	Three months ended March 31,
	2010	2009
Cost of net revenues:
Product and supply costs	$25,652	$28,363
Patient service equipment depreciation	13,140	13,393
Operating costs	2,051	2,658

	$40,843	$44,414

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by increases in CPAP supply expense associated with the growth in our CPAP programs. Operating costs decreased by $0.6 million as a result of continued reductions in our pharmacy personnel costs; such decrease is consistent with the associated decreases in nebulizer medication revenues discussed above. Cost of net revenues as a percentage of net revenue was 33.1% for the three months ended March 31, 2010, as compared to 37.4% for the comparable period in 2009.

Selling, general and administrative expenses for the three months ended March 31, 2010 totaled $66.4 million, an increase of $3.4 million, or 5.4%, from the comparable period in 2009. The increase in selling, general and administrative expenses were primarily attributable to increased contract and temporary labor costs associated with our equipment purchases, increased fuel and insurance costs, cost of living increases in salary and benefits, and collection service fees. Selling, general and administrative expenses as a percentage of net revenues were 53.8% for the three months ended March 31, 2010 compared to 53.1% for the three months ended March 31, 2009.

The provision for doubtful accounts for the three months ended March 31, 2010 totaled $9.3 million, compared to $4.0 million for the same period in 2009. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and have determined that an additional provision for doubtful accounts in the amount of $5.0 million is required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections. As a percentage of net revenue, the provision for doubtful accounts increased from 3.4% for the three months ended March 31, 2009 to 7.6% for the three months ended March 31, 2010.

Depreciation and amortization for the three months ended March 31, 2010 totaled $2.0 million, a decrease of $0.6 million, or 22.7%, from the comparable period in 2009. This decrease was mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenue decreased to 1.6% as compared to 2.2% for the comparable period in 2009.

Net interest expense for the three months ended March 31, 2010 totaled $11.1 million, a decrease of $0.3 million, or 2.8%, from the comparable period in 2009. Our average outstanding debt for the three months ended March 31, 2010 increased by $9.5 million over the same period in 2009 and our average rate of interest decreased by 105 basis points to 6.3%.

Federal and state income tax expense for the three months ended March 31, 2010 was $0.2 million compared to a federal and state income tax benefit of $0.02 million for the comparable period in 2009. This increase in tax expense is primarily the result of fully utilizing some separate state NOLs and no significant change in the amounts of unrecognized tax benefits.

Non-GAAP Financial Measure

We present Adjusted EBITDA as supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP) in the United States of America. We define Adjusted EBITDA as net loss adjusted for (i) income tax benefit, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. We believe Adjusted EBITDA assists investors and securities analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition we use Adjusted EBITDA: (i) to evaluate the effectiveness of our business strategies and (ii) because our Credit Agreement uses Adjusted EBITDA (defined therein as Consolidated EBITDA) to measure our compliance with certain covenants. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three months ended March 31,
	2010	2009
Adjusted EBITDA:
Net loss	$(6,508)	$(6,501)
Federal and state income tax expense (benefit)	150	(21)
Interest expense	11,163	11,623
Depreciation and amortization, including patient service equipment depreciation	15,146	15,656
Accounts receivable adjustment (1)	5,000	—
Non-cash equity-based compensation expense (2)	87	116
Restructuring expense(3)	66	—
Settlement costs (4)	21	23

	$25,125	$20,896

(1)

Accounts receivable adjustments associated with specific collection issues that are not considered indicative of our ongoing operation performance. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and have determined that an additional provision for doubtful accounts in the amount of $5.0 million is required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

(2)	Non-cash equity-based employee compensation expense provided as an explicit adjustment to EBITDA under our credit agreement.
(3)	Restructuring expense generally consists of severance costs.
(4)	Settlement costs incurred outside our ordinary course of business which we do not believe reflect the current and ongoing cash charges related to our operating cost structure.

Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our debts;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.3 million for the three months ended March 31, 2010, as compared to $2.4 million for the same period in 2009. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2010. The Company currently expects to have adequate cash reserves to meet all of its obligations during the next twelve months, including payment of interest amounts on its Senior Facility and senior subordinated notes when due. The Company does not currently anticipate any compliance issues with respect to its financial covenants in 2010.

Accounts receivable before allowance for doubtful accounts increased to $81.1 million at March 31, 2010 from $72.4 million at December 31, 2009. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 30.9% and 30.8% as of March 31, 2010 and December 31, 2009, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 52.7 days at March 31, 2010, compared to 49.5 days at December 31, 2009 and 53.2 days at March 31, 2009. There are several factors that continue to impact our DSO, including, but not limited to:

•

Lengthened initial collection cycles for patients transitioned onto service with us through equipment purchases. When we purchase equipment from competitors and transition their patients onto service with us, we are required to obtain revised paperwork from the patient’s physician, which requires additional resources and time to obtain and thereby extends the collection cycle during the transition period.

•

Increased managed care business. As a result of an increase in managed care business, we have experienced an increase in our DSO as a result of comparatively longer collections cycles from managed care payors, as well as increased patient copayment obligations which likewise have a longer collection cycle.

•

More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes have increased our DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

In addition, we typically experience an increase in DSO during the first quarter of the year due to the longer collection cycle on Medicare Part B deductibles due from patients.

During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and have determined that an additional provision for doubtful accounts in the amount of $5.0 million is required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

The following table sets forth the percentage breakdown of our accounts receivable by payer and aging category as of March 31, 2010 and December 31, 2009:

March 31, 2010

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40%	22%	10%	72%
Aged 91-180 days	6%	6%	5%	17%
Aged 181-360 days	4%	3%	3%	10%
Aged over 360 days	0%	1%	0%	1%

Total	50%	32%	18%	100.0%

December 31, 2009

Accounts receivable by payer and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40%	24%	6%	70%
Aged 91-180 days	6%	4%	6%	16%
Aged 181-360 days	2%	3%	7%	12%
Aged over 360 days	0%	1%	1%	2%

Total	48%	32%	20%	100%

Included in accounts receivable are earned but unbilled receivables of $27.8 million at March 31, 2010 and $26.1 million at December 31, 2009. These amounts include $6.4 million at March 31, 2010 and $6.8 million at December 31, 2009 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $11.2 million for the three months ended March 31, 2010 as compared to $7.0 million for the same period in 2009. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Capital expenditures totaled approximately $11.2 million for the three months ended March 31, 2010 as compared to $7.0 million for the same period in 2009. Included in the $11.2 million of capital expenditures for the three months ended March 31, 2010 is $0.3 million paid for new and used rental equipment from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. During the month of April 2010 we purchased $1.6 million of new and used rental equipment and inventory from competitors exiting the home health care market.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility will be based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.29% as of March 31, 2010 and 6.25% as of December 31, 2009). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments, limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain a specified minimum Adjusted EBITDA threshold (defined therein as Consolidated EBITDA).

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

We have outstanding letters of credit totaling $11.1 million as of March 31, 2010, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in the $18.3 million of restricted cash in our consolidated balance sheet as of March 31, 2010.

Cash flows provided by financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. On September 28, 2009, we began paying our current accrued interest due in cash. During the three months ended March 31, 2010 we paid $3.5 million of current accrued interest due in cash. However, from March 2007 through August 2009 we did not elect to pay any such interest in cash. Accordingly, during the three months ended March 31, 2009, a total of $7.3 million in interest has been added to the principal amount on the applicable interest payment dates (representing all interest under the payment-in-kind term loan that became payable during such periods), increasing the principal amount outstanding to $225.8 million as of March 31, 2010. As of March 31, 2010 and December 31, 2009, we had no accrued interest on the payment-in-kind term loan.

•

$300.0 million aggregate principal amount of 9  1/2% senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9  1/2% is payable semi-annually in arrears on April 1 and October 1 of each year. As of both March 31, 2010 and December 31, 2009, we had a balance of $287.0 million outstanding. We made no interest payments during either of the three month periods ended March 31, 2010 or 2009. Accrued interest on the senior subordinated notes totaled $13.6 million at March 31, 2010 and $6.8 million at December 31, 2009.

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

Critical Accounting Policies

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as presented in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding our critical accounting policies.

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid; issues relating to reimbursement by government and third-party payors for our products and services generally; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with federal and state regulatory agencies, as well as accreditation standards and confidentiality requirements with respect to patient information; the effects of competition, industry consolidation and referral sources; compliance with various settlement agreements and corporate compliance programs; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our credit agreement; our ability to refinance all or part of our outstanding debt obligations on or prior to maturity; our ability to successfully transition and retain patients associated with equipment purchases; our ability to maintain current levels of collectibility on our accounts receivable; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Item 1A contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required by this Item.

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

We made no changes during the first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2009 Annual Report on Form 10-K, filed March 5, 2010.

Item 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:

Health care reform, including recently enacted legislation, may have a material adverse effect on our industry and our results of operations.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, amount other things, the following measures:

•	annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, beginning in 2011;

•	a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	eliminates the option to purchase power mobility devices, beginning January 1, 2011;

•

expansion of round 2 of competitive bidding to 21 additional metropolitan areas (to a total of 91), and by 2016, the process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices; and

•	new face to face encounter requirements for DME and home health services.

We cannot predict at this time the impact of the PPACA and/or other healthcare reform measures that may be adopted in the future on our business, financial condition and results of operations.

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

Existing United States laws governing Medicare and state health care programs such as Medicaid, as well as similar laws enacted in many states, impose a broad variety of prohibitions on soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration, payment or benefit for the referral of a patient for services or products reimbursable by Medicare or a state health care program. The federal government has published regulations that provide exceptions or “safe harbors” for business transactions that will be deemed not to violate these prohibitions. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may asset that a claim including items or services resulting from a violation of federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in Medicare and state health care programs.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interest held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

We are subject to periodic audits by Medicare and Medicaid programs, and the oversight agencies for these programs have authority to assert remedies against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. Further, the PPACA now requires that overpayments be returned within 60 days of identification of the overpayment or the date a corresponding cost report is due (whichever is later), along with a written explanation of the reason for the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties. We could also be subject to fines, criminal penalties or program exclusions. Private payors also reserve rights to conduct audits and make monetary adjustments. See “Business—Government Regulation” for a discussion of recent efforts by government payors to reduce health care costs.

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

ROTECH HEALTHCARE INC.

Dated: May 10, 2010	By:	/s/ PHILIP L. CARTER
Philip L. Carter President and Chief Executive Officer

Dated: May 10, 2010	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.