Form 10-Q
period 2010-06-30
ROTECH HEALTHCARE INC
filed 2010-08-10
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2010, the registrant had 25,587,270 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$54,028	$58,904
Accounts receivable, net	75,354	67,716
Other receivables	2,245	1,661
Income taxes receivable	108	101
Inventories	9,431	10,595
Prepaid expenses	4,032	3,723
Deferred tax assets, net	31	16

Total current assets	145,229	142,716
Property and equipment, net	106,297	113,414
Intangible assets (less accumulated amortization of $9,274 at June 30, 2010 and $9,030 at December 31, 2009)	14,901	15,543
Restricted cash	16,974	18,339
Other assets	6,828	8,529

	$290,229	$298,541

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$21,041	$24,637
Accrued expenses and other current liabilities	15,577	15,620
Accrued interest	7,030	7,105
Deferred revenue	8,612	8,444
Current portion of long-term debt	258	1,810

Total current liabilities	52,518	57,616
Deferred tax liabilities, net	828	738
Other long-term liabilities	533	556
Long-term debt, less current portion	512,932	512,863
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 241,471 shares issued and outstanding at June 30, 2010 and December 31, 2009	4,938	5,173
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,587,270 and 25,541,270 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	506,819	506,619
Accumulated deficit	(788,342)	(785,027)

Total stockholders’ deficiency	(281,520)	(278,405)

	$290,229	$298,541

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues	$124,315	$115,530	$247,681	$234,163
Costs and expenses:
Cost of net revenues	40,005	42,948	80,848	87,362
Selling, general and administrative	66,779	60,923	133,187	123,905
Provision for doubtful accounts	4,484	3,878	13,815	7,918
Depreciation and amortization	1,984	2,444	3,989	5,039

Total costs and expenses	113,252	110,193	231,839	224,224

Operating income	11,063	5,337	15,842	9,939
Other expense (income):
Interest expense, net	11,176	11,498	22,300	22,941
Other income, net	(3,497)	(1,073)	(3,484)	(1,411)

Total other expense	7,679	10,425	18,816	21,530

Earnings (loss) before income taxes	3,384	(5,088)	(2,974)	(11,591)
Federal and state income tax (benefit) expense	(9)	287	141	266

Net earnings (loss)	3,393	(5,375)	(3,115)	(11,857)
Accrued dividends on convertible redeemable preferred stock	109	113	200	225

Net earnings (loss) attributable to common stockholders	$3,284	$(5,488)	$(3,315)	$(12,082)

Net earnings (loss) per common share:
Basic	$0.13	$(0.22)	$(0.13)	$(0.47)

Diluted	$0.12	$(0.22)	$(0.13)	$(0.47)

Weighted average shares outstanding:
Basic	25,549,775	25,505,270	25,545,546	25,505,270

Diluted	27,407,984	25,505,270	25,545,546	25,505,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2010	2009
Net loss	$(3,115)	$(11,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	13,815	7,918
Depreciation and amortization	31,219	32,922
Payment-in-kind interest added to long-term borrowings	—	10,892
Deferred income taxes	76	156
Other	211	359
Changes in operating assets and liabilities:
Accounts receivable	(21,453)	(13,376)
Other receivables	(584)	269
Income taxes receivable	(7)	153
Inventories	1,164	(1,309)
Prepaid expenses	(309)	(35)
Other assets	190	18
Accounts payable and accrued expenses	(1,182)	(9,082)
Other long-term liabilities	(23)	(228)
Accrued interest	(75)	(2,921)
Deferred revenue	168	(2,077)

Net cash provided by operating activities	20,095	11,802

Cash flows from investing activities:
Purchases of property and equipment	(24,290)	(16,442)
Withdrawals from restricted cash	1,365	—
Deposits to restricted cash	—	(48)

Net cash used in investing activities	(22,925)	(16,490)

Cash flows from financing activities:
Payments on capital leases	(1,710)	(157)
Payments of other liabilities	(349)	(330)
Net proceeds from stock option exercises	13	—

Net cash used in financing activities	(2,046)	(487)

Decrease in cash and cash equivalents	(4,876)	(5,175)
Cash and cash equivalents, beginning of period	58,904	74,700

Cash and cash equivalents, end of period	$54,028	$69,525

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

The Company has evaluated significant events and transactions that occurred after June 30, 2010 through the date of filing this report on Form 10-Q.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net earnings (loss) and comprehensive earnings (loss).

(2)	Liquidity

We are highly leveraged. As of June 30, 2010, we had $513,190 of long-term debt outstanding. Our Senior Facility ($225,765) matures in September 2011 and our senior subordinated notes ($287,000) mature in April 2012. Although we are highly leveraged, management believes, based upon our current cash projections that our cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months. It is our intention to refinance part or all of our debt prior to maturity subject to financial performance and market conditions. In addition, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, offering of equity or equity-linked securities, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial conditions. There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We are also required to comply with certain financial covenants under our Senior Facility credit agreement, including requirements regarding certain specified minimum thresholds for Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), as defined therein. We were in compliance with such covenants as of June 30, 2010 and based upon our current projections, management believes that we will meet these covenant requirements for the next twelve months (see Note 9, “Debt”, for a discussion of the consequences of failing to comply with our covenant requirements and the events of default under our Senior Facility credit agreement).

(3)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and six months ended June 30, 2010 and 2009. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 708,241 and 4,571,073 for the three months ended June 30, 2010 and 2009, respectively, and 2,033,452 and 4,577,483 for the six months ended June 30, 2010 and 2009, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net earnings (loss) attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net earnings (loss) attributable to common stockholders (basic EPS)	$3,284	$(5,488)	$(3,315)	$(12,082)
Accrued dividends on convertible redeemable preferred stock	109	—	—	—

Net earnings (loss) (diluted EPS)	$3,393	$(5,488)	$(3,315)	$(12,082)

Denominator:
Basic weighted-average shares outstanding	25,549,775	25,505,270	25,545,546	25,505,270
Dilutive stock options	1,665,033	—	—	—
Dilutive convertible redeemable preferred stock	193,176	—	—	—

Diluted weighted average shares outstanding	27,407,984	25,505,270	25,545,546	25,505,270

Net earnings (loss) per common share:
Basic	$0.13	$(0.22)	$(0.13)	$(0.47)

Diluted	$0.12	$(0.22)	$(0.13)	$(0.47)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. At meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and are included in our accompanying consolidated balance sheet as of June 30, 2010 within “Accrued expenses and other current liabilities.”

(4)	Equipment Purchases

During the six months ended June 30, 2010 we purchased $2,341 of new and used rental equipment and inventory from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company. During the six months ended June 30, 2009, we purchased $1,525 of new and used rental equipment and inventory from competitors exiting the home health care market.

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

	Six months ended June 30,
	2010	2009
Property and equipment	$2,274	$1,496
Inventory	67	29

Total	$2,341	$1,525

Pro forma results and other expanded disclosures required by ASC 805 have not been presented as these purchases individually and in the aggregate are not material.

(5)	Intangible Assets

Our operating locations have similar economic characteristics and are aggregated into one reporting unit for assessing fair value. Management performs the required annual impairment test during the fourth quarter, or more frequently, if required. Intangible assets of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of identifiable intangible assets:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$4,950	$12,000	$4,650
Computer software	5,000	2,750	5,000	2,583
Other	5,175	1,574	5,573	1,797

Subtotal	22,175	9,274	22,573	9,030

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$24,175	$9,274	$24,573	$9,030

During 2010, we wrote off fully amortized intangibles in the amount of $398 and during 2009, we wrote off fully amortized intangibles in the amount of $751. Amortization expense for the three and six months ended June 30, 2010 was approximately $316 and $642, respectively. Amortization expense for the three and six months ended June 30, 2009 was approximately $332 and $663, respectively.

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

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other health care products. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Respiratory therapy equipment and services	$107,698	$101,319	$214,099	$205,936
Durable medical equipment	13,511	13,265	26,755	26,314
Other health care products	3,106	946	6,827	1,913

Net revenues	$124,315	$115,530	$247,681	$234,163

(7)	Other Commitments and Contingencies

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

•	Inconsistent payment patterns from Centers for Medicare and Medicaid Services, its contractors and other third-party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging negligence in the provision of healthcare services and related claims.

Such inherent risks require the use of certain management estimates in the preparation of our financial statements and it is reasonably possible that changes in such estimates may occur.

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.4% and 58.3% of our patient service revenue for the three months ended June 30, 2010 and 2009, respectively, and 58.1% and 58.7% for the six months ended June 30, 2010 and 2009, respectively.

During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred was approximately $2.9 million. This amount is included in other income for the three and six months ended June 30, 2010 in the accompanying condensed consolidated statement of operations.

(9)	Debt

Our long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Capital lease obligations with interest implied at fixed rates between 5.9% and 11.0%, due in equal monthly installments with terms expiring from September 2010 through November 2012, secured by equipment	$425	$337
Capital lease obligations with interest implied at 3.6%, due in one installment in April 2010, secured by equipment	—	1,571
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and either added to the principal amount of the loan or paid in cash on each interest payment date	225,765	225,765
9 1 /2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub total	513,190	514,673
Less current portion	258	1,810

Total long-term debt	$512,932	$512,863

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”), with the several banks and financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent that are parties from time to time thereto (the “Lenders”). Pursuant to the Credit Agreement, the lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.35% as of June 30, 2010 and 6.25% as of December 31, 2009). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. From March 2007 through August 2009, we did not elect to pay any such accrued interest in cash. However, effective September 2009, we began paying our current accrued interest due in cash. Accordingly, a total of $10,892 in accrued interest was added to the principal amount on the applicable interest payment dates during the six months ended June 30, 2009 (representing all accrued interest under the payment-in-kind term loan that became payable during such periods) and during the six months ended June 30, 2010 we paid $7,118 of accrued interest in cash. As of June 30, 2010 and December 31, 2009 the principal amount outstanding on the Senior Facility was $225,765. As of June 30, 2010 and December 31, 2009 there was no accrued interest on the payment-in-kind term loan.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for consolidated EBITDA. We were in compliance with such covenants as of June 30, 2010.

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

We have outstanding letters of credit totaling $9,765 and $11,065 as of June 30, 2010 and December 31, 2009, respectively, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009.

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

The fair value of our variable Senior Facility term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at June 30, 2010 and December 31, 2009 was $258,855 and $149,177, respectively.

(10)	Income Taxes

We recorded a net tax benefit of $9 and a net tax expense of $287 for the three months ended June 30, 2010 and 2009, respectively and a net tax expense of $141 and $266 for the six months ended June 30, 2010 and 2009, respectively. The current year to date tax expense is primarily the result of an increase of $75 in our liabilities recorded for uncertain tax positions and a net current state tax expense of $70. We have provided a full valuation allowance against our remaining net deferred tax assets as of June 30, 2010 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the six months ended June 30, 2010 will not be realized based on cumulative book losses.

At June 30, 2010, we had available federal net operating loss (NOL) carryforwards of approximately $190,788 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2029. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

We recorded a liability of $797 and $722 for unrecognized tax benefits related to various federal and state income tax matters as of June 30, 2010 and December 31, 2009, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

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

There is $122 and $106 of accrued interest related to uncertain tax positions as of June 30, 2010 and December 31, 2009, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the six months ended June 30,
	2010	2009
Cash payments (receipts) for:
Interest	$20,897	$13,925
Income taxes	74	(41)
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	4,190	7,741
Property and equipment acquired through capital leases	227	92
Payment-in-kind interest added to long-term borrowings	—	10,892

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.6% and 87.7% of net revenues for the three months ended June 30, 2010 and 2009, respectively and 86.4% and 87.9% of net revenues for the six months ended June 30, 2010 and 2009, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.9% and 11.5% of net revenues for the three months ended June 30, 2010 and 2009, respectively and 10.8% and 11.2% of net revenues for the six months ended June 30, 2010 and 2009, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment purchases from competitors exiting the home medical equipment market. In particular:

•

During the first six months of 2010, we purchased $2.3 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional equipment purchase opportunities and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. During the six months ended June 30, 2010, we have recognized approximately $10.0 million of revenues associated with patients transitioned onto service with our Company through equipment purchases.

•

During 2009, we completed development and implementation of new work queue functionality that automates the handling of required medical necessity documentation on our proprietary billing system. In addition, we further developed our capabilities around electronic claims submission and automated cash posting of claim payments. During 2010, we expect to complete development of new order intake functionality that will streamline our order intake processes and eliminate many of our current, paper-based processes.

These strategic and operational initiatives were implemented in order to improve our financial performance and thereby best position us to address our upcoming debt maturities. Our 2010 financial plan calls for continued improvements in financial performance compared to 2009. It is our intention to refinance part or all of our debt prior to maturity subject to favorable performance and market conditions.

Upcoming Debt Maturities

At June 30, 2010, we had approximately $513.2 million of long-term debt outstanding. Our Senior Facility ($225.8 million) matures in September 2011 and our senior subordinated notes ($287.0 million) mature in April 2012. It is our intention to refinance part or all of our debt prior to maturity subject to favorable financial performance and market conditions. In addition, we continue to explore various strategic transactions, such as an acquisition, debt exchange or repurchase, offering of equity or equity-linked securities, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial condition. There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Facility and our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Reimbursement by Third-Party Payors

We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.4% and 58.3% of our patient service revenue for the three months ended June 30, 2010 and 2009, respectively and 58.1% and 58.7% of our patient service revenue for the six months ended June 30, 2010 and 2009, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

In addition to its inherent reasonableness authority, CMS has the discretion to reduce the reimbursement for home medical equipment (HME) to an amount based on the payment amount for the least costly alternative (LCA) treatment that meets the Medicare beneficiary’s medical needs. LCA determinations may be applied to particular products and services by CMS and its contractors through the informal notice and comment process used in establishing local coverage policies for HME. Using either its inherent reasonableness or LCA determinations, CMS and its contractors may reduce reimbursement levels for certain items and services covered by Medicare Part B, including products and services we offer which could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for covered inhalation drugs. As a result, CMS and its contractors withdrew their LCA policy for DuoNeb that was scheduled to be implemented on November 1, 2008 (discussed in more detail below). On December 22, 2009, the U.S. Court of Appeals for the District of Columbia affirmed the district court decision. We cannot predict whether CMS or its contractors will apply LCA policies in the future to inhalations drugs or other HME products we offer to Medicare beneficiaries.

Recent legislation that has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), MIPPA, Medicare, Medicaid and State

Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), DRA and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. The PPACA, MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

•

The PPACA includes, among other things, annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, beginning in 2011; a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013; new face to face encounter requirements for HME and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

•

MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding.

•	The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008.

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

•

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

(1) Competitive Bidding Program for HME. On April 2, 2007, CMS issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round 1 of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). As a winning bidder in nine of the ten competitive bidding areas, we signed contracts with CMS to become a contracted supplier for the Round 1 contract period of July 1, 2008 through June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA. MIPPA retroactively delayed the implementation of competitive bidding for eighteen months, and terminated all existing contracts previously awarded. In addition, MIPPA included a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in Round 1 of competitive bidding, as a budget-neutrality offset for the eighteen month delay. MIPPA negatively impacted our annual revenue and net income by approximately $17.8 million for the year ended December 31, 2009, compared to our original estimated negative annual impact of approximately $4.0 million as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, we expected to experience increased product volumes within the CBAs included in the first round of competitive bidding, which could have offset some or all of the negative impact of the reduced pricing.

On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect Round 1 of the competitive bidding program. This IFC announced the delay of Round 1 of the program from 2007 to 2009. The Round 1 competition, also known as the Round 1 rebid, occurs in the same CBAs as the 2007 Round 1 bidding, excluding Puerto Rico. The product categories for 2009 are the same as those selected for the 2007 Round 1 bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announced the delay of Round 2 of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. We submitted our bids for each of the respective CBAs and product categories prior to the deadline. As in the 2007 Round 1 program, suppliers will be required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007.

On July 2, 2010 CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. We were awarded and have accepted 17 contracts as follows:

•	6 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	3 CBAs for continuous positive airway pressure, respiratory assist devices and related supplies and accessories; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories.

CMS will continue to award contracts until they have enough suppliers to meet beneficiary demand and expects to announce the participating providers in September 2010. The contracts have an effective date of January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and will be known as “grandfathered suppliers”. In the CBAs and product categories where we may not be a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and will therefore not be able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. As such, we expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts become effective on January 1, 2011. We estimate that our current Medicare market share for oxygen supplies and equipment in the six CBAs where we were awarded contracts is approximately 7%. We believe that the ongoing cumulative increases in Medicare volume after applying direct costs will be sufficient to offset the impact of the reduction in Medicare reimbursement associated with the new competitive bidding rates within seven to twelve months after the contracts become effective (assuming an increase to 21% or 11% market share, respectively) and that those operating locations will experience a higher level of profitability for the remainder of the three year contracts as volumes continue to increase. With respect to the three CBAs where we were not awarded a contract for oxygen supplies and equipment, the Medicare revenue associated with the impacted product categories represents less than 5% of the total revenue for the operating locations servicing those CBAs.

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

Currently, all of our operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on Accreditation of Healthcare Organizations). The Joint Commission is a CMS recognized accrediting organization. Round 1 re-bid competitive bid suppliers were required to be accredited by September 30, 2009.

On January 2, 2009, CMS published its final rule on surety bond requirements for HME suppliers, effective March 3, 2009. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 450 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. HME suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We obtained surety bonds October 1, 2009 in the face amount of $22.5 million covering all of our NPI numbers at each of our operating locations.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other HME items (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the DHHS. The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive bidding received a 5% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.217 in the third quarter 2010.

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

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. The reasonable useful lifetime for stationary or portable oxygen equipment begins when the oxygen equipment is first delivered to the beneficiary and continues until the point at which the stationary or portable oxygen equipment has been used by the beneficiary on a continuous basis for five years (60 months) provided there are no breaks in service due to medical necessity. Computation of the reasonable useful lifetime is not based on the age of the equipment. During the capped rental period from months 37 through 60 of continuous use, payment is made only for oxygen and for certain reasonable and necessary maintenance and servicing (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (as discussed in more detail below).

•

Payment for Rental Period. The 2010 rate for stationary oxygen equipment is subject to a budget neutrality adjustment that reduces the monthly payment amount by 1.5% from $175.79 in 2009 to $173.17 in 2010. The 2010 monthly portable oxygen add-on amount is $28.77, which is unchanged from 2009. These 2009 payment amounts include the 9.5% reductions associated with MIPPA. The 2010 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2009 at $51.63. The oxygen-generating portable oxygen equipment payments were unaffected by MIPPA.

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

In its November 1, 2006 final rule, CMS also acknowledged certain other payments after the 36-month rental cap, including payment for supplies such as tubing and masks. In addition, CMS detailed several requirements regarding a supplier’s responsibility to maintain and service capped rental items and provided for a general maintenance and servicing payment for certain oxygen-generating equipment beginning six months after the 36-month rental cap. On October 30, 2008, CMS issued new oxygen payment rules and supplier responsibilities to address changes to the transfer of title under MIPPA. In the final rule, CMS determined that for liquid or gaseous oxygen (stationary or portable), after the 36-month rental cap, there would be no additional Medicare payment for the maintenance and servicing of such equipment for the remainder of the useful lifetime of the equipment. CMS also determined that for 2009 only, Medicare would pay for in-home, maintenance and servicing visits for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment would be made if the supplier visited the beneficiary’s home, performed any necessary maintenance and servicing, and inspected the equipment to ensure that it would function safely for the next six months. In its final CY 2010 rule, CMS stated that it will continue to pay for such in-home maintenance and servicing visits every six months until medical necessity ends or the beneficiary elects to obtain new equipment. Beginning July 1, 2010, the payment rate is capped at 10% of the cost of acquiring a stationary oxygen concentrator increased by the consumer price index, or $66 for calendar year 2010. On February 5, 2010, CMS issued program instruction on this new provision.

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

The ongoing financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. Consistent with our estimates, the negative revenue impact of the 36-month rental cap was approximately $27.3 million for 2009. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

Results of Operations

The following table shows our results of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues	$124,315	$115,530	$247,681	$234,163
Costs and expenses:
Cost of net revenues	40,005	42,948	80,848	87,362
Selling, general and administrative	66,779	60,923	133,187	123,905
Provision for doubtful accounts	4,484	3,878	13,815	7,918
Depreciation and amortization	1,984	2,444	3,989	5,039

Total costs and expenses	113,252	110,193	231,839	224,224

Operating income	11,063	5,337	15,842	9,939
Other expense (income):
Interest expense, net	11,176	11,498	22,300	22,941
Other income, net	(3,497)	(1,073)	(3,484)	(1,411)

Total other expense	7,679	10,425	18,816	21,530

Earnings (loss) before income taxes	3,384	(5,088)	(2,974)	(11,591)
Federal and state income tax (benefit) expense	(9)	287	141	266

Net earnings (loss)	3,393	(5,375)	(3,115)	(11,857)
Accrued dividends on convertible redeemable preferred stock	109	113	200	225

Net earnings (loss) attributable to common stockholders	$3,284	$(5,488)	$(3,315)	$(12,082)

The following table shows our results of operations as a percentage of our net revenues for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	32.2%	37.2%	32.6%	37.3%
Selling, general and administrative	53.7%	52.7%	53.8%	52.9%
Provision for doubtful accounts	3.6%	3.4%	5.6%	3.4%
Depreciation and amortization	1.6%	2.1%	1.6%	2.2%

Total costs and expenses	91.1%	95.4%	93.6%	95.8%

Operating income	8.9%	4.6%	6.4%	4.2%
Other expense (income):
Interest expense, net	9.0%	10.0%	9.0%	9.8%
Other income, net	(2.8)%	(0.9)%	(1.4)%	(0.6)%

Total other expenses	6.2%	9.1%	7.6%	9.2%

Earnings (loss) before income taxes	2.7%	(4.5)%	(1.2)%	(5.0)%
Federal and state income tax (benefit) expense	—%	0.2%	0.1%	0.1%

Net earnings (loss)	2.7%	(4.7)%	(1.3)%	(5.1)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net earnings (loss) attributable to common stockholders	2.6%	(4.8)%	(1.4)%	(5.2)%

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Total net revenues for the three months ended June 30, 2010 were $124.3 million as compared to $115.5 million for the comparable period in 2009. This net increase of $8.8 million from the comparable period in 2009 is primarily attributable to $3.7 million from organic growth in our core oxygen and CPAP product lines, approximately $4.6 million associated with patients transitioned onto service with us through equipment purchases and $2.3 million associated with advertising and other non-patient service revenue. These increases were primarily offset by a $1.1 million reduction in nebulizer medication reimbursement and volume, and approximately $0.5 million impact from the 1.5% Medicare budget neutrality adjustment to stationary oxygen equipment reimbursement rates, which was effective January 1, 2010.

Cost of net revenues totaled $40.0 million for the three months ended June 30, 2010, a decrease of $2.9 million, or 6.9%, from the comparable period in 2009. Cost of net revenues for the three months ended June 30, 2010 and 2009 was comprised of the following:

	Three months ended June 30,
	2010	2009
Cost of net revenues:
Product and supply costs	$25,247	$27,188
Patient service equipment depreciation	12,578	13,129
Operating costs	2,180	2,631

	$40,005	$42,948

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by increases in CPAP supply expense associated with the growth in our CPAP programs. Operating costs decreased by $0.5 million as a result of continued reductions in our pharmacy personnel costs, such decrease is consistent with the associated decreases in nebulizer medication revenues discussed above. Cost of net revenues as a percentage of net revenues was 32.2% for the three months ended June 30, 2010 as compared to 37.2% for the comparable period in 2009.

Selling, general and administrative expenses for the three months ended June 30, 2010 totaled $66.8 million, an increase of $5.9 million, or 9.6%, from the comparable period in 2009. The increase in selling, general and administrative expenses was primarily attributable to a $1.6 million reduction in marketing reimbursements which offset salary costs, increased contract and temporary labor costs, which is due to increased utilization of respiratory therapists and transition costs associated with equipment purchases, and cost of living salary increases. In addition, collection service fees, health insurance and fuel costs have increased from the comparable period in 2009. Selling, general and administrative expenses as a percentage of net revenues increased to 53.7% for the three months ended June 30, 2010 from 52.7% for the three months ended June 30, 2009.

The provision for doubtful accounts for the three months ended June 30, 2010 totaled $4.5 million, a $0.6 million increase from the comparable period in 2009. As a percentage of net revenues, the provision for doubtful accounts was 3.6% and 3.4% for the three months ended June 30, 2010 and 2009, respectively.

Depreciation and amortization for the three months ended June 30, 2010 totaled $2.0 million, a decrease of $0.5 million, or 18.8%, from the comparable period in 2009. This decrease was mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenues decreased to 1.6% as compared to 2.1% for the comparable period in 2009.

Net interest expense for the three months ended June 30, 2010 totaled $11.2 million, a decrease of $0.3 million, or 2.8%, from the comparable period in 2009. Our average outstanding debt for the three months ended June 30, 2010 increased by $4.7 million over the same period in 2009 and our average rate of interest on our variable rate secured payment-in-kind term loan decreased by 13 basis points to 6.4%.

Other income for the three months ended June 30, 2010 totaled $3.5 million, an increase of $2.4 million from the comparable period in 2009. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred was approximately $2.9 million.

Net earnings for the three months ended June 30, 2010 were $3.4 million compared to a net loss of $5.4 million for the comparable period in 2009. This improvement is attributable to the changes in revenue, costs and expenses and other income described above.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Total net revenues for the six months ended June 30, 2010 were $247.7 million as compared to $234.2 million for the comparable period in 2009. This net increase of $13.5 million from the comparable period in 2009 is primarily attributable to $5.1 million from organic growth in our core oxygen and CPAP product lines, approximately $9.9 million associated with patients transitioned onto service with us through equipment purchases and $5.2 million associated with advertising and other non-patient service revenue. These increases were primarily offset by a $5.7 million reduction in nebulizer medication reimbursement and volume, and approximately $0.9 million impact from the 1.5% Medicare budget neutrality adjustment to stationary oxygen equipment reimbursement rates, which was effective January 1, 2010.

Cost of net revenues totaled $80.8 million for the six months ended June 30, 2010, a decrease of $6.5 million, or 7.5%, from the comparable period in 2009. Cost of net revenues for the three months ended June 30, 2010 and 2009 was comprised of the following:

	Six months ended June 30,
	2010	2009
Cost of net revenues:
Product and supply costs	$50,899	$55,552
Patient service equipment depreciation	25,718	26,522
Operating costs	4,231	5,288

	$80,848	$87,362

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by increases in CPAP supply expense associated with the growth in our CPAP programs. Operating costs decreased by $1.1 million as a result of continued reductions in our pharmacy personnel costs, such decrease is consistent with the associated decreases in nebulizer medication revenues discussed above. Cost of net revenues as a percentage of net revenue was 32.6% for the six months ended June 30, 2010 as compared to 37.3% for the comparable period in 2009.

Selling, general and administrative expenses for the six months ended June 30, 2010 totaled $133.2 million, an increase of $9.3 million, or 7.5%, from the comparable period in 2009. The increase in selling, general and administrative expenses was primarily attributable to a $2.6 million reduction in marketing reimbursements which offset salary costs, increased contract and temporary labor costs, which is due to increased utilization of respiratory therapists and transition costs associated with equipment purchases and cost of living salary increases. In addition, collection service fees, health insurance and fuel costs have increased. These increases were partially offset by decreases in occupancy and telephone costs. Selling, general and administrative expenses as a percentage of net revenues increased to 53.8% for the six months ended June 30, 2010 from 52.9% for the six months ended June 30, 2009.

The provision for doubtful accounts for the six months ended June 30, 2010 totaled $13.8 million, a $5.9 million increase from the comparable period in 2009. As a percentage of net revenues, the provision for doubtful accounts was 5.6% and 3.4% for the six months ended June 30, 2010 and 2009, respectively. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

Depreciation and amortization for the six months ended June 30, 2010 totaled $4.0 million, a decrease of $1.0 million, or 20.8%, from the comparable period in 2009. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenues decreased to 1.6% as compared to 2.2% for the comparable period in 2009.

Net interest expense for the six months ended June 30, 2010 totaled $22.3 million, a decrease of $0.6 million, or 2.8%, from the comparable period in 2009. Our average outstanding debt for the six months ended June 30, 2010 increased by $7.1 million over the same period in 2009 and our average rate of interest decreased by 59 basis points to 6.4%.

Other income for the six months ended June 30, 2010 totaled $3.5 million, an increase of $2.1 million from the comparable period in 2009. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred, was approximately $2.9 million.

Net loss for the six months ended June 30, 2010 was $3.1 million compared to a net loss of $11.9 million for the six months ended June 30, 2009. This improvement is attributable to the changes in revenue, costs and expenses and other income described above.

Non-GAAP Financial Measure

We present Adjusted EBITDA as supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP) in the United States of America. We define Adjusted EBITDA as net earnings

(loss) adjusted for (i) income tax (benefit) expense, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items, consistent with definitions provided in our credit agreement, that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. We believe Adjusted EBITDA assists investors and securities analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition we use Adjusted EBITDA: (i) to evaluate the effectiveness of our business strategies and (ii) because our Credit Agreement uses Adjusted EBITDA (defined therein as Consolidated EBITDA) to measure our compliance with certain covenants. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table is a reconciliation of Adjusted EBITDA to net earnings (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings (loss)	$3,393	$(5,375)	$(3,115)	$(11,857)
Federal and state income tax (benefit) expense	(9)	287	141	266
Interest expense	11,185	11,498	22,348	23,121
Depreciation and amortization, including patient service equipment depreciation	14,562	15,573	29,708	31,561
Accounts receivable adjustment (1)	—	—	5,000	—
Non-cash equity-based compensation expense (2)	80	161	167	277
Restructuring expense(3)	33	—	99	—
Settlement costs (4)	—	(53)	21	(30)

	$29,244	$22,091	$54,369	$43,340

(1)

Accounts receivable adjustments associated with specific collection issues that are not considered indicative of our ongoing operation performance. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $20.1 million for the six months ended June 30, 2010, as compared to $11.8 million for the same period in 2009. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the six months ended June 30, 2010. Management currently expects to generate sufficient operating cash flows and have adequate cash reserves to meet all of its obligations during the next twelve months, including payment of interest amounts on its Senior Facility and senior subordinated notes when due. Management does not currently anticipate any compliance issues with respect to its financial covenants in 2010.

Accounts receivable before allowance for doubtful accounts increased to $86.3 million at June 30, 2010 from $72.4 million at December 31, 2009. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 29.8% and 30.8% as of June 30, 2010 and December 31, 2009, respectively. Days sales outstanding (DSO), calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenues, were 54.6 days at June 30, 2010, compared to 49.5 days at December 31, 2009 and 52.4 days at June 30, 2009. There are several factors that continue to impact our DSO, including, but not limited to:

•

Lengthened initial collection cycles for patients transitioned onto service with us through equipment purchases. When we purchase equipment from competitors and transition their patients onto service with us, we are required to obtain revised documentation from the patient’s physician, which requires additional resources and time to obtain and thereby extends the collection cycle during the transition period.

•

More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due directly from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes have increased our DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of June 30, 2010 and December 31, 2009:

June 30, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	21%	7%	66%
Aged 91-180 days	7%	5%	8%	20%
Aged 181-360 days	4%	4%	5%	13%
Aged over 360 days	0%	1%	0%	1%

Total	49%	31%	20%	100%

December 31, 2009

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40%	24%	6%	70%
Aged 91-180 days	6%	4%	6%	16%
Aged 181-360 days	2%	3%	7%	12%
Aged over 360 days	0%	1%	1%	2%

Total	48%	32%	20%	100%

Included in accounts receivable are earned but unbilled receivables of $24.5 million at June 30, 2010 and $26.1 million at December 31, 2009. These amounts include $5.7 million at June 30, 2010 and $6.8 million at December 31, 2009 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $22.9 million for the six months ended June 30, 2010, as compared to $16.5 million for the same period in 2009. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2010. Capital expenditures totaled approximately $24.3 million for the six months ended June 30, 2010 as compared to $16.4 million for the same period in 2009. Included in the $24.3 million of capital expenditures for the six months ended June 30, 2010 is $2.3 million paid for new and used rental equipment from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). We used the proceeds of the Senior Facility to (i) repay all amounts due under our former credit agreement dated as of September 15, 2006 and terminated such agreement in connection therewith, (ii) pay associated transaction costs, and (iii) cash collateralize our existing letters of credit. The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.35% as of June 30, 2010 and 6.25% as of December 31, 2009). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends on, redemptions and repurchases of, equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain a specified minimum consolidated EBITDA threshold, as defined therein.

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

We have outstanding letters of credit totaling $9.8 million and $11.1 million as of June 30, 2010 and December 31, 2009, respectively, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of June 30, 2010 and December 31, 2009.

Cash flows from financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payments date, provided that we may, at our election, pay any such accrued interest in cash on such date. From March 2007 through August 2009, we did not elect to pay any such accrued interest in cash. However, effective September 2009, we began paying our current accrued interest due in cash. Accordingly, a total of $10.9 million was added to the principal amount on the applicable interest payment dates during the six months ended June 30, 2009 (representing all accrued interest under the payment-in-kind term loan that became payable during such periods) and during the six months ended June 30, 2010 we paid $7.1 million of current accrued interest due in cash. As of June 30, 2010 and December 31, 2009 the principal amount outstanding on the Senior Facility was $225.8 million. As of June 30, 2010 and December 31, 2009, there was no accrued interest on the payment-in-kind term loan.

•

$300.0 million aggregate principal amount of 9 1/2 % senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2 % is payable semi-annually in arrears on April 1 and October 1 of each year. As of both

June 30, 2010 and December 31, 2009, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the six months ended June 30, 2010. Accrued interest on the senior subordinated notes totaled $6.8 million at both June 30, 2010 and December 31, 2009.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; setting of new reimbursement rates and other changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid; issues relating to reimbursement by government and third-party payors for our products and services generally; the impact of competitive bidding on Medicare volume in the impacted competitive bidding areas; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with federal and state regulatory agencies, as well as accreditation standards and confidentiality requirements with respect to patient information; the effects of competition, industry consolidation and referral sources; compliance with various settlement agreements and corporate compliance programs; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our Credit Agreement; our ability to refinance all or part of our outstanding debt obligations on or prior to maturity; our ability to successfully transition and retain patients associated with equipment purchases; our ability to maintain current levels of collectibility on our accounts receivable; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We made no changes during the second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2009 Annual Report on Form 10-K, filed on March 5, 2010.

Item 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except for the following:

The implementation of the competitive bidding process under Medicare and proposed payment policy changes for certain Durable Medical Equipment and Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers items could negatively affect our business and financial condition.

In 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) instructed the Centers for Medicare and Medicaid Services (CMS) to establish and implement programs under which competitive bidding areas (CBAs) would be established throughout the United States for contract award purposes for the furnishing of competitively priced items of home medical equipment (HME), including oxygen equipment. On July 2, 2010 CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders. We were awarded and have accepted 17 contracts as follows:

•	6 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	3 CBAs for continuous positive airway pressure and respiratory assist devices, and related supplies and accessories; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories.

CMS will continue to award contracts until they have enough suppliers to meet beneficiary demand and expects to announce the participating providers in September 2010. The contracts have an effective date of January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and will be known as “grandfathered suppliers”. In CBAs and product categories where we may not be a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and will therefore not be able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. As such, we expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts become effective on January 1, 2011. We estimate that our current Medicare market share for oxygen supplies and equipment in the six CBAs where we were awarded contracts is approximately 7%. We believe that the ongoing cumulative increases in Medicare volume after applying direct costs will be sufficient to offset the impact of the reduction in Medicare reimbursement associated with the new competitive bidding rates within seven to twelve months after the contracts become effective (assuming an increase to 21% or 11% market share, respectively) and that those operating locations will experience a higher level of profitability for the remainder of the three year contracts as volumes continue to increase. With respect to the three CBAs where we were not awarded a contract for oxygen supplies and equipment, the Medicare revenue associated with the impacted product categories represents less than 5% of the total revenue for the operating locations servicing those CBAs.

In addition, on June 25, 2010, CMS proposed certain changes impacting competitive bidding and current payment policies for certain items of durable medical equipment, prosthetics, orthotics and supplies, including:

•

Implementation of certain statutory provisions under the Medicare Improvement for Patients and Providers Act (MIPPA) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), including: (1) the subdivision of metropolitan statistical areas (MSAs) with populations over 8,000,000 into smaller CBAs, as required under MIPPA; (2) the addition of 21 MSAs to the 70 MSAs already designated as included in Round 2, for a total of 91 MSAs, as required under the PPACA; and (3) the implementation of payment policies adopted under the PPACA for power wheelchairs, which eliminated the lump sum purchase option for standard power wheelchairs furnished on or after January 1, 2011, and adjusted the amount of the capped rental payments for power wheelchairs. Under the adjusted fee schedule rental payment would be 15% (instead of 10%) of the purchase price for the first three months and 6% (instead of 7.5%) for the remaining rental months not to exceed 13 months;

•	The establishment of an appeals process for competitive bidding contract suppliers that are notified that they are in breach of contract;

•

The requirement that a supplier that furnishes the oxygen equipment and receives payment for month 18 or later to either furnish the equipment for the remainder of the 36-month rental payment period or, in the case where the beneficiary has relocated outside the supplier’s service area, make arrangements for furnishing the oxygen equipment with another supplier for the remainder of the 36-month rental payment period. The supplier that is required to furnish the equipment on the basis of this requirement must also furnish the equipment after the 36-month rental payment period in accordance with current regulations. Currently, a supplier is not required to furnish the oxygen equipment if the beneficiary relocated before the 36th paid rental month during a period of continuous use. CMS believes that the proposed rule would provide greater financial incentives to suppliers in areas where beneficiaries relocate to furnish oxygen equipment in these situations.

Until such time that competitive bidding is fully implemented, we will not be able to determine the full impact; however, in the event that we do not experience anticipated increases in volume and market share in the future or that we are unsuccessful in subsequent rounds of competitive bidding, such developments could have a material adverse effect on our business, profit margins, profitability, operating cash flows and results of operations.

CMS is also soliciting comments on whether to reduce the maximum number of payments a contract supplier would receive beyond the 13-month (for capped rental) and 36-month (for oxygen and oxygen equipment) caps when a beneficiary who is receiving the equipment from a non-contract supplier elects to switch to the contract supplier. CMS will issue a final rule on or about November 1, 2010. If implemented, the proposed changes would be effective January 1, 2011. We cannot predict at this time which proposals CMS will adopt and what impact, if any, they will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

As of June 30, 2010, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

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

During 2010, we purchased $2.3 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment purchase opportunities during 2010, and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. However, in the event that we are unable to successfully transition and retain the associated patients on service with our Company or we are unable to identify additional equipment purchase opportunities, we may not be able to achieve our growth objectives in 2010 and beyond.

Our failure to comply with the covenants contained in our credit agreement would likely have a material adverse effect on our operating results and financial condition

Our credit agreement contains both negative and affirmative covenants. Our negative covenants include requirements regarding certain specified minimum thresholds for consolidated EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), as defined therein, as well as limitations on indebtedness, incurrence of liens and limitations on capital expenditures. Our affirmative covenants include requirements to file audited financial statements with our administrative agent within 90 days after the end of each fiscal year, reported on without a going concern qualification or similar exception, as well as requirements for filing specified collateral reports and maintaining insurance. Failure to comply with the covenants in our credit agreement could, under certain circumstances, result in the termination of commitments by lenders, declarations that all outstanding borrowings, together with accrued interest and other fees, be immediately due and payable, lenders could elect to exercise control over our cash through their rights under the deposit account and control agreement, and foreclosure proceedings could be instituted against those assets that secure the borrowings under our credit agreement. Furthermore, if lenders caused all outstanding amounts with respect to the credit agreement debt to be due and payable immediately, that would simultaneously result in a cross default under the indenture governing our 9 1/2% senior subordinated notes. If our debt were accelerated upon an event of default, our assets and cash flow would be insufficient to fully repay our outstanding borrowings. We may not be able to refinance any of our debt, including the debt under our credit agreement, on commercially reasonable terms or at all.

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

ROTECH HEALTHCARE INC.

Dated: August 10, 2010	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 10, 2010	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.