Form 10-Q
period 2010-09-30
ROTECH HEALTHCARE INC
filed 2010-11-10
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, the registrant had 25,616,103 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$73,530	$58,904
Accounts receivable, net	70,437	67,716
Other receivables	2,489	1,661
Income taxes receivable	116	101
Inventories	8,391	10,595
Prepaid expenses	3,409	3,723
Deferred tax assets, net	32	16

Total current assets	158,404	142,716
Property and equipment, net	105,396	113,414
Intangible assets (less accumulated amortization of $9,532 at September 30, 2010 and $9,030 at December 31, 2009)	14,592	15,543
Restricted cash	16,974	18,339
Other assets	8,108	8,529

	$303,474	$298,541

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$21,288	$24,637
Accrued expenses and other current liabilities	16,166	15,620
Accrued interest	16,318	7,105
Deferred revenue	9,124	8,444
Current portion of long-term debt	537	1,810

Total current liabilities	63,433	57,616
Deferred tax liabilities, net	662	738
Other long-term liabilities	532	556
Long-term debt, less current portion	512,882	512,863
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 239,496 and 241,471 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5,007	5,173
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,587,270 and 25,541,270 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	506,889	506,619
Accumulated deficit	(785,934)	(785,027)

Total stockholders’ deficiency	(279,042)	(278,405)

	$303,474	$298,541

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues	$124,973	$122,519	$372,654	$356,682
Costs and expenses:
Cost of net revenues	38,605	44,193	119,453	131,555
Selling, general and administrative	66,010	65,738	199,197	189,642
Provision for doubtful accounts	4,774	3,772	18,589	11,690
Depreciation and amortization	2,050	2,402	6,039	7,441

Total costs and expenses	111,439	116,105	343,278	340,328

Operating income	13,534	6,414	29,376	16,354
Other expense (income):
Interest expense, net	11,285	11,238	33,585	34,179
Other income, net	(103)	(9)	(3,587)	(1,420)

Total other expense	11,182	11,229	29,998	32,759

Earnings (loss) before income taxes	2,352	(4,815)	(622)	(16,405)
Federal and state income tax benefit	(165)	(277)	(24)	(10)

Net earnings (loss)	2,517	(4,538)	(598)	(16,395)
Accrued dividends on convertible redeemable preferred stock	109	113	309	338

Net earnings (loss) attributable to common stockholders	$2,408	$(4,651)	$(907)	$(16,733)

Net earnings (loss) per common share:
Basic	$0.09	$(0.18)	$(0.04)	$(0.66)

Diluted	$0.09	$(0.18)	$(0.04)	$(0.66)

Weighted average shares outstanding:
Basic	25,587,270	25,505,270	25,559,607	25,505,270

Diluted	26,296,532	25,505,270	25,559,607	25,505,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2010	2009
Net loss	$(598)	$(16,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	18,589	11,690
Depreciation and amortization	46,401	49,684
Payment-in-kind interest added to long-term borrowings	—	13,204
Deferred income taxes	(91)	(189)
Other	80	546
Changes in operating assets and liabilities:
Accounts receivable	(21,309)	(13,350)
Other receivables	(828)	(1,186)
Income taxes receivable	(15)	133
Inventories	2,204	(1,022)
Prepaid expenses	314	503
Other assets	(1,878)	92
Accounts payable and accrued expenses	(388)	(4,685)
Other long-term liabilities	(24)	(237)
Accrued interest	9,213	4,011
Deferred revenue	680	(2,031)

Net cash provided by operating activities	52,350	40,768

Cash flows from investing activities:
Purchases of property and equipment	(36,832)	(31,653)
Withdrawals from restricted cash	1,365	—

Net cash used in investing activities	(35,467)	(31,653)

Cash flows from financing activities:
Payments on capital leases	(1,908)	(228)
Payments of other liabilities	(349)	(499)
Repurchase Series A convertible redeemable preferred stock	(13)	—
Net proceeds from stock option exercises	13	—

Net cash used in financing activities	(2,257)	(727)

Increase in cash and cash equivalents	14,626	8,388
Cash and cash equivalents, beginning of period	58,904	74,700

Cash and cash equivalents, end of period	$73,530	$83,088

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

The Company has evaluated significant events and transactions that occurred after September 30, 2010 through the date of filing this report on Form 10-Q.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net earnings (loss) and comprehensive earnings (loss).

(2)	Liquidity

We are highly leveraged. As of September 30, 2010, we had $513,419 of long-term debt outstanding comprised of our Senior Facility ($225,765) which has a maturity date of September 26, 2011 and our senior subordinated notes ($287,000) which have a maturity date of April 1, 2012. On October 6, 2010, we refinanced our Senior Facility with $230,000 of 10.75% Senior Secured Notes due 2015 (the “Senior Notes”) (See Note 12, “Subsequent Events”). Although we are highly leveraged, management believes, based upon our current cash projections that our cash balances and cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months. It is our intention to refinance our senior subordinated notes prior to November 30, 2011 subject to financial performance and market conditions. Within the context of our senior subordinated notes refinancing, we will also continue to evaluate various other strategic transactions, such as an acquisition, debt exchange or repurchase, offering of equity or equity-linked securities, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial conditions. There can be no assurance, however, that we will be able to refinance our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We were required to comply with certain financial covenants under our Senior Facility credit agreement, including requirements regarding certain specified minimum thresholds for Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), as defined therein. We were in compliance with such covenants as of September 30, 2010. Our new Senior Notes do not contain any such financial covenants.

(3)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and nine months ended September 30, 2010 and 2009. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 1,782,370 and 4,635,601 for the three months ended September 30, 2010 and 2009, respectively, and 2,039,679 and 4,597,069 for the nine months ended September 30, 2010 and 2009, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net earnings (loss) attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net earnings (loss) attributable to common stockholders (basic and diluted EPS)	$2,408	$(4,651)	$(907)	$(16,733)

Denominator:
Basic weighted-average shares outstanding	25,587,270	25,505,270	25,559,607	25,505,270
Dilutive stock options	709,262	—	—	—

Diluted weighted average shares outstanding	26,296,532	25,505,270	25,559,607	25,505,270

Net earnings (loss) per common share:
Basic	$0.09	$(0.18)	$(0.04)	$(0.66)

Diluted	$0.09	$(0.18)	$(0.04)	$(0.66)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and are included in our accompanying consolidated balance sheet as of September 30, 2010 within “Accrued expenses and other current liabilities.”

(4)	Equipment Purchases

During the nine months ended September 30, 2010 we purchased $3,370 of new and used rental equipment and inventory from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we are working to transition such patients onto service with our Company. During the nine months ended September 30, 2009, we purchased $9,888 of new and used rental equipment and inventory from competitors exiting the home health care market.

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

	Nine months ended September 30,
	2010	2009
Property and equipment	$3,286	$9,627
Inventory	84	261

Total	$3,370	$9,888

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

The following table reflects the components of identifiable intangible assets:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$5,100	$12,000	$4,650
Computer software	5,000	2,833	5,000	2,583
Other	5,124	1,599	5,573	1,797

Subtotal	22,124	9,532	22,573	9,030

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$24,124	$9,532	$24,573	$9,030

During 2010 and 2009, we wrote off fully amortized intangibles in the amount of $449 and $751, respectively. Amortization expense for the three and nine months ended September 30, 2010 was approximately $309 and $951, respectively. Amortization expense for the three and nine months ended September 30, 2009 was approximately $332 and $995, respectively.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2010	$1,251
2011	1,181
2012	1,173
2013	1,171
2014	1,171

(6)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Respiratory therapy equipment and services	$107,726	$107,109	$321,835	$313,044
Durable medical equipment	14,302	13,990	41,048	40,304
Other products and services	2,945	1,420	9,771	3,334

Net revenues	$124,973	$122,519	$372,654	$356,682

(7)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.1% and 58.5% of our patient service revenue for the three months ended September 30, 2010 and 2009, respectively, and 58.1% and 58.5% for the nine months ended September 30, 2010 and 2009, respectively.

During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred was approximately $2,845. This amount is included in “Other income, net” for the nine months ended September 30, 2010 in the accompanying condensed consolidated statement of operations.

(9)	Debt

Our long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Capital lease obligations with interest implied at fixed rates between 5.8% and 12.0%, due in equal monthly installments with terms expiring from November 2010 through November 2012, secured by equipment	$654	$337
Capital lease obligations with interest implied at 3.6%, due in one installment in April 2010, secured by equipment	—	1,571
Secured payment-in-kind term loan under current credit facility; due September 26, 2011, interest accrued at the Eurodollar Rate plus 6.0% and either added to the principal amount of the loan or paid in cash on each interest payment date	225,765	225,765
9 1/2% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub total	513,419	514,673
Less current portion	537	1,810

Total long-term debt	$512,882	$512,863

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) for a payment-in-kind term loan facility in an aggregate principal amount of $180,000 (the “Senior Facility”). The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are secured by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is equal to the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.48% as of September 30, 2010 and 6.25% as of December 31, 2009). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest shall be added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date. From March 2007 through August 2009, we did not elect to pay any such accrued interest in cash. However, effective September 2009, we began paying our current accrued interest due in cash. Accordingly, a total of $13,204 in accrued interest was added to the principal amount on the applicable interest payment dates and $1,217 of accrued interest was paid in cash during the nine months ended September 30, 2009. During the nine months ended September 30, 2010 we paid $8,311 of accrued interest in cash. As of September 30, 2010 and December 31, 2009 the principal amount outstanding on the Senior Facility was $225,765. As of September 30, 2010 we had $2,514 in accrued interest payment-in-kind term loan and as of December 31, 2009 there was no accrued interest on the payment-in-kind term loan.

The Credit Agreement provides for mandatory prepayment upon the occurrence of certain specified events. The Credit Agreement contains customary covenants for financings of this type, including, but not limited to, limitations on dividends, limitations on redemptions of equity interests, limitations on prepayments of junior indebtedness, redemptions and repurchases of debt (other than loans under the Senior Facility), limitations on liens and sale-leaseback transactions, limitations on loans and investments; limitations on debt and guarantees, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Company and its subsidiaries, restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on modifications of certain debt and debt instruments, and limitations on capital expenditures. The Credit Agreement also contains a financial covenant which requires us to maintain certain specified minimum thresholds for consolidated EBITDA. We were in compliance with such covenants as of September 30, 2010.

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

On October 6, 2010, we refinanced our Senior Facility with $230,000 of Senior Notes which have a maturity date of October 15, 2015 (See Note 12, “Subsequent Events”).

We have outstanding letters of credit totaling $9,765 and $11,065 as of September 30, 2010 and December 31, 2009, respectively, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009.

Our senior subordinated notes are subordinated to our existing and future senior debt. Because the notes are subordinated, in the event of bankruptcy, liquidation or dissolution, or certain other events, including certain defaults on senior debt, we may be prevented from making payments on the subordinated notes. The indenture governing the senior subordinated notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. Our senior subordinated notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and conditional and joint and several. All of our subsidiaries are wholly owned and we do not have independent assets or operations. The indenture also provides that a default under our Credit Agreement that results in the acceleration of our obligations under such agreement will create an event of default on our outstanding senior subordinated notes, which will allow the holders of at least 25% of the principal amount of the then outstanding senior subordinated notes to declare such notes immediately due and payable.

The fair value of our variable Senior Facility term loan approximates its carrying value, because the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by us. The fair value of our senior subordinated notes is based on quoted market prices. The estimated fair value of the senior subordinated notes at September 30, 2010 and December 31, 2009 was $250,229 and $149,177, respectively.

(10)	Income Taxes

We recorded a net tax benefit of $165 and $277 for the three months ended September 30, 2010 and 2009, respectively and a net tax benefit of $24 and $10 for the nine months ended September 30, 2010 and 2009, respectively. The current year to date tax benefit is primarily the result of a decrease of $92 in our liabilities recorded for uncertain tax positions and a net current state tax expense of $71. We have provided a full valuation allowance against our remaining net deferred tax assets as of September 30, 2010 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the nine months ended September 30, 2010 will not be realized based on cumulative book losses.

At September 30, 2010, we had available federal net operating loss (NOL) carryforwards of approximately $189,697 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2030. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service (IRS) and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

We recorded a liability of $630 and $722 for unrecognized tax benefits related to various federal and state income tax matters as of September 30, 2010 and December 31, 2009, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the IRS for all years ending December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ending December 31, 2007 to present. The IRS commenced an examination of the Company’s federal income tax return for 2008 in the third quarter of 2010. As of the filing of this Form 10-Q the IRS has not proposed any adjustments. Our state income tax returns are open to audit and additional tax assessments under the various state statutes of limitations for the years ending December 31, 2002 through 2009.

There is $87 and $106 of accrued interest related to uncertain tax positions as of September 30, 2010 and December 31, 2009, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the nine months ended September 30,
	2010	2009
Cash payments for:
Interest	$22,128	$15,204
Income taxes	83	46
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	4,412	9,973
Property and equipment acquired through capital leases	654	102
Payment-in-kind interest added to long-term borrowings	—	13,204

(12)	Subsequent Events

On October 6, 2010, we issued $230,000 in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Notes”) pursuant to an indenture (the “Indenture”) among ourselves, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The Senior Notes were offered and sold to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Notes were issued at a discount of $6,465 and we incurred transaction costs of approximately $7,402. The discount and transaction costs associated with the Senior Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Notes, together with $13,698 of cash on hand, to repay all of the outstanding indebtedness under our existing Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we will record a $4,401 loss on extinguishment of debt related to unamortized debt issuance costs of $2,143 and prepayment premiums of $2,258.

The Senior Notes will mature on October 15, 2015 subject to automatic shortening of the maturity date. The maturity date of the Senior Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of our 9 1/2% Senior Subordinated Notes due April 1, 2012 has been reduced to $10,000 or less by means of the repurchase or redemption.

In connection with the issuance by the Company of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement with the Initial Purchaser of the Senior Notes, dated October 6, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to make an offer to exchange the Senior Notes for registered, publically tradable notes with terms that are substantially identical to the Senior Notes. The Company also agreed, in limited circumstances, to file a shelf registration statement that would allow certain holders of the Senior Notes to resell their Senior Notes to the public and to keep the shelf registration statement effective for a period of two years (or for a longer period if extended) from the issue date of the Senior Notes or a shorter period that will terminate when all the securities covered by the shelf registration statement have been sold.

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

Introduction

Background

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide home medical equipment and related products and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders. We provide equipment and services in 48 states through approximately 434 operating locations located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.3% and 87.4% of net revenues for the three months ended September 30, 2010 and 2009, respectively and 86.4% and 87.8% of net revenues for the nine months ended September 30, 2010 and 2009, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.4% and 11.4% of net revenues for the three months ended September 30, 2010 and 2009, respectively and 11.0% and 11.3% of net revenues for the nine months ended September 30, 2010 and 2009, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

Executive Summary

We continue to execute our strategic plan, which includes various strategic and operational initiatives intended to improve our financial performance and thereby best position us to address all of our upcoming debt maturities. On October 6, 2010, we successfully completed the first component of our refinancing through the issuance of $230.0 million of 10.75% Senior Secured Notes due 2015 (the “Senior Notes”) with a maturity date of October 15, 2015. The proceeds of these Senior Notes were used to repay our existing Senior Facility. We also have $287.0 million of senior subordinated notes with a maturity date of April 1, 2012. It is our intention to refinance our senior subordinated notes prior to November 30, 2011 subject to favorable financial performance and market conditions. Within the context of our senior subordinated notes refinancing, we will also continue to evaluate various other strategic transactions, such as an acquisition, debt exchange or repurchase, offering of equity or equity-linked securities, or a combination of any such transactions, as a means to delever our balance sheet and strengthen our operating and financial condition. There can be no assurance, however, that we will be able to refinance our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Reimbursement by Third-Party Payors

We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 58.1% and 58.5% of our patient service revenue for the three months ended September 30, 2010 and 2009, respectively and 58.1% and 58.5% of our patient service revenue for the nine months ended September 30, 2010 and 2009, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

Recent legislation that has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. The PPACA, MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, could have a material adverse effect on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

CMS announced the participating providers in November 2010. The contracts will have an effective date of January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and will be known as “grandfathered suppliers”. In the CBAs and product categories where we may not be a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and will therefore not be able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of providers not awarded competitive bidding contracts, we do expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts become effective on January 1, 2011. Not assuming any market share gains, the application of the new competitive bid rates to our existing patient base in these nine MSAs reduces our revenue by approximately $0.9 million in the first quarter of 2011. We believe, however, that our market share gains in the cities where we were awarded contracts will more than offset the reductions in reimbursement rates over time.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for HME suppliers, effective March 3, 2009. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 434 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. HME suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We maintain surety bonds covering all of our NPI numbers at each of our operating locations.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.225 in the fourth quarter 2010.

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

Results of Operations

The following table shows our results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues	$124,973	$122,519	$372,654	$356,682
Costs and expenses:
Cost of net revenues	38,605	44,193	119,453	131,555
Selling, general and administrative	66,010	65,738	199,197	189,642
Provision for doubtful accounts	4,774	3,772	18,589	11,690
Depreciation and amortization	2,050	2,402	6,039	7,441

Total costs and expenses	111,439	116,105	343,278	340,328

Operating income	13,534	6,414	29,376	16,354
Other expense (income):
Interest expense, net	11,285	11,238	33,585	34,179
Other income, net	(103)	(9)	(3,587)	(1,420)

Total other expense	11,182	11,229	29,998	32,759

Earnings (loss) before income taxes	2,352	(4,815)	(622)	(16,405)
Federal and state income tax benefit	(165)	(277)	(24)	(10)

Net earnings (loss)	2,517	(4,538)	(598)	(16,395)
Accrued dividends on convertible redeemable preferred stock	109	113	309	338

Net earnings (loss) attributable to common stockholders	$2,408	$(4,651)	$(907)	$(16,733)

The following table shows our results of operations as a percentage of our net revenues for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	30.9%	36.1%	32.1%	37.0%
Selling, general and administrative	52.8%	53.7%	53.5%	53.2%
Provision for doubtful accounts	3.8%	3.1%	5.0%	3.3%
Depreciation and amortization	1.6%	2.0%	1.6%	2.1%

Total costs and expenses	89.1%	94.9%	92.2%	95.6%

Operating income	10.9%	5.1%	7.8%	4.4%
Other expense (income):
Interest expense, net	9.0%	9.2%	9.0%	9.6%
Other income, net	(0.1)%	—%	(1.0)%	(0.4)%

Total other expenses	8.9%	9.0%	8.0%	9.2%

Earnings (loss) before income taxes	2.0%	(4.1)%	(0.2)%	(4.8)%
Federal and state income tax benefit	(0.1)%	(0.2)%	—%	—%

Net earnings (loss)	2.1%	(3.9)%	(0.2)%	(4.8)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net earnings (loss) attributable to common stockholders	2.0%	(4.0)%	(0.3)%	(4.9)%

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Total net revenues for the three months ended September 30, 2010 were $125.0 million as compared to $122.5 million for the comparable period in 2009. This net increase of $2.5 million from the comparable period in 2009 is primarily attributable to $2.5 million from organic growth in our core oxygen and CPAP product line patient counts, approximately $2.3 million associated with patients transitioned onto service with us through equipment purchases, and $1.6 million associated with advertising and other non-patient service revenue. These increases were primarily offset by a $3.0 million reduction in nebulizer medication reimbursement and volume, and approximately $0.5 million impact from the 1.5% Medicare budget neutrality adjustment to stationary oxygen equipment reimbursement rates, which was effective January 1, 2010.

Cost of net revenues totaled $38.6 million for the three months ended September 30, 2010, a decrease of $5.6 million, or 12.6%, from the comparable period in 2009. Cost of net revenues for the three months ended September 30, 2010 and 2009 was comprised of the following:

	Three months ended September 30,
	2010	2009
Cost of net revenues:
Product and supply costs	$24,175	$28,128
Patient service equipment depreciation	12,345	13,653
Operating costs	2,085	2,412

	$38,605	$44,193

Product and supply costs decreased $4.0 million consisting of a $2.6 million reduction in nebulizer medication expenses and a $0.7 million decrease in other healthcare related supplies. Patient service equipment depreciation decreased $1.3 million as a result of equipment becoming fully depreciated during the last twelve months. Cost of net revenues as a percentage of net revenues was 30.9% for the three months ended September 30, 2010 as compared to 36.1% for the comparable period in 2009.

Selling, general and administrative expenses for the three months ended September 30, 2010 totaled $66.0 million, an increase of $0.3 million, or 0.4%, from the comparable period in 2009. Selling, general and administrative expenses as a percentage of net revenues decreased to 52.8% for the three months ended September 30, 2010 from 53.7% for the three months ended September 30, 2009.

The provision for doubtful accounts for the three months ended September 30, 2010 totaled $4.8 million, a $1.0 million increase from the comparable period in 2009. Although we have implemented more stringent collection policies and procedures, the magnitude of balances shifting to patient responsibility has increased as a result of patient’s losing insurance coverage and increased copayment and deductible amounts under employer-based plans. We have increased our provision rate for doubtful accounts to reflect these changes. As a percentage of net revenues, the provision for doubtful accounts was 3.8% and 3.1% for the three months ended September 30, 2010 and 2009, respectively.

Depreciation and amortization for the three months ended September 30, 2010 totaled $2.1 million, a decrease of $0.4 million, or 14.7%, from the comparable period in 2009. This decrease was mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenues decreased to 1.6% as compared to 2.0% for the comparable period in 2009.

Net interest expense for the three months ended September 30, 2010 totaled $11.3 million, an increase of $0.1 million, or 0.4%, from the comparable period in 2009. Net interest expense as a percentage of net revenues decreased to 9.0% for the three months ended September 30, 2010 from 9.2% for the three months ended September 30, 2009.

Net earnings for the three months ended September 30, 2010 were $2.5 million compared to a net loss of $4.5 million for the comparable period in 2009. This improvement is attributable to the changes in revenue and costs and expenses described above.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Total net revenues for the nine months ended September 30, 2010 were $372.7 million as compared to $356.7 million for the comparable period in 2009. This net increase of $16.0 million from the comparable period in 2009 is primarily attributable to $7.6 million from organic growth in our core oxygen and CPAP product line patient counts, approximately $12.2 million associated with patients transitioned onto service with us through equipment purchases and $6.8 million associated with advertising and other non-patient service revenue. These increases were primarily offset by an $8.7 million reduction in nebulizer medication reimbursement and volume, and approximately $1.5 million impact from the 1.5% Medicare budget neutrality adjustment to stationary oxygen equipment reimbursement rates, which was effective January 1, 2010.

Cost of net revenues totaled $119.5 million for the nine months ended September 30, 2010, a decrease of $12.1 million, or 9.2%, from the comparable period in 2009. Cost of net revenues for the nine months ended September 30, 2010 and 2009 was comprised of the following:

	Nine months ended September 30,
	2010	2009
Cost of net revenues:
Product and supply costs	$75,074	$83,680
Patient service equipment depreciation	38,063	40,175
Operating costs	6,316	7,700

	$119,453	$131,555

Product and supply costs decreased $8.6 million consisting primarily of a $9.9 million decrease in nebulizer medication expenses partially offset by a $1.6 million increase in CPAP supply expense. These changes in product and supply costs are consistent with the reduction in our nebulizer medication business and the growth in our CPAP programs. Patient service equipment depreciation decreased $2.1 million as a result of equipment becoming fully depreciated during the last twelve months. Operating costs decreased by $1.4 million as a result of continued reductions in our pharmacy personnel costs, such decrease is consistent with the associated decreases in nebulizer medication revenues discussed above. Cost of net revenues as a percentage of net revenue was 32.1% for the nine months ended September 30, 2010 as compared to 37.0% for the comparable period in 2009.

Selling, general and administrative expenses for the nine months ended September 30, 2010 totaled $199.2 million, an increase of $10.0 million, or 5.0%, from the comparable period in 2009. The increase in selling, general and administrative expenses was primarily attributable to a $2.6 million reduction in marketing reimbursements which offset salary costs, increased contract and temporary labor costs, which is due to increased utilization of respiratory therapists and transition costs associated with equipment purchases and cost of living salary increases. In addition, collection service fees and fuel costs have increased. These increases were partially offset by decreases in occupancy and telephone costs. Selling, general and administrative expenses as a percentage of net revenues increased to 53.5% for the nine months ended September 30, 2010 from 53.2% for the nine months ended September 30, 2009.

The provision for doubtful accounts for the nine months ended September 30, 2010 totaled $18.6 million, a $6.9 million increase from the comparable period in 2009. As a percentage of net revenues, the provision for doubtful accounts was 5.0% and 3.3% for the nine months ended September 30, 2010 and 2009, respectively. Although we have implemented more stringent collection policies and procedures, the magnitude of balances shifting to patient responsibility has increased as a result of patient’s losing insurance coverage and increased copayment and deductible amounts under employer-based plans. We have increased our provision rate for doubtful accounts to reflect these changes. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

Depreciation and amortization for the nine months ended September 30, 2010 totaled $6.0 million, a decrease of $1.4 million, or 18.8%, from the comparable period in 2009. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during the last twelve months. Depreciation and amortization as a percentage of net revenues decreased to 1.6% as compared to 2.1% for the comparable period in 2009.

Net interest expense for the nine months ended September 30, 2010 totaled $33.6 million, a decrease of $0.6 million, or 1.7%, from the comparable period in 2009. Our average outstanding debt for the nine months ended September 30, 2010 increased by $5.1 million over the same period in 2009 and our average rate of interest decreased by 34 basis points to 6.3%.

Other income, net for the nine months ended September 30, 2010 totaled $3.6 million, an increase of $2.2 million from the comparable period in 2009. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred, was approximately $2.9 million.

Net loss for the nine months ended September 30, 2010 was $0.6 million compared to a net loss of $16.4 million for the nine months ended September 30, 2009. This improvement is attributable to the changes in revenue, costs and expenses and other income described above.

Non-GAAP Financial Measure

We present Adjusted EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP) in the United States of America. We define Adjusted EBITDA as net earnings (loss) adjusted for (i) income tax (benefit) expense, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. We believe Adjusted EBITDA assists investors and securities analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition we use Adjusted EBITDA to evaluate the effectiveness of our business strategies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table is a reconciliation of Adjusted EBITDA to net earnings (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings (loss)	$2,517	$(4,538)	$(598)	$(16,395)
Federal and state income tax benefit	(165)	(277)	(24)	(10)
Interest expense	11,307	11,238	33,655	34,359
Depreciation and amortization, including patient service equipment depreciation	14,395	16,055	44,103	47,616
Accounts receivable adjustment (1)	—	—	5,000	—
Non-cash equity-based compensation expense (2)	23	183	190	460
Restructuring expense(3)	—	—	99	—
Settlement costs (4)	83	10	104	(20)

	$28,160	$22,671	$82,529	$66,010

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

Liquidity and Capital Resources

Net cash provided by operating activities was $52.4 million for the nine months ended September 30, 2010, as compared to $40.8 million for the same period in 2009. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the nine months ended September 30, 2010. Management currently expects to generate sufficient operating cash flows and have adequate cash reserves to meet all of its obligations during the next twelve months, including payment of interest amounts on its Senior Facility and senior subordinated notes when due. Management does not currently anticipate any compliance issues with respect to its financial covenants in 2010.

Accounts receivable before allowance for doubtful accounts increased to $80.9 million at September 30, 2010 from $72.4 million at December 31, 2009. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 30.0% and 30.8% as of September 30, 2010 and December 31, 2009, respectively. Days sales outstanding (DSO), calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenues, were 50.7 days at September 30, 2010, compared to 49.5 days at December 31, 2009 and 46.6 days at September 30, 2009. There are several factors that continue to impact our DSO, including, but not limited to:

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

The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of September 30, 2010 and December 31, 2009:

September 30, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	20%	8%	66%
Aged 91-180 days	6%	4%	7%	17%
Aged 181-360 days	4%	4%	8%	16%
Aged over 360 days	0%	1%	0%	1%

Total	48%	29%	23%	100%

December 31, 2009

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40%	24%	6%	70%
Aged 91-180 days	6%	4%	6%	16%
Aged 181-360 days	2%	3%	7%	12%
Aged over 360 days	0%	1%	1%	2%

Total	48%	32%	20%	100%

Included in accounts receivable are earned but unbilled receivables of $19.7 million at September 30, 2010 and $26.1 million at December 31, 2009. These amounts include $3.1 million at September 30, 2010 and $6.8 million at December 31, 2009 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Net cash used in investing activities was $35.5 million for the nine months ended September 30, 2010, as compared to $31.7 million for the same period in 2009. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. We do not expect to exceed our debt limitations for capital expenditures during the year ended December 31, 2010. Capital expenditures totaled approximately $36.8 million for the nine months ended September 30, 2010 as compared to $31.7 million for the same period in 2009. Included in the $36.8 million and $31.7 million of capital expenditures for the nine months ended September 30, 2010 and 2009, respectively, is $3.3 million and $9.4 million paid for new and used rental equipment from competitors exiting the home health care market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company.

On March 30, 2007, we entered into a credit agreement (the “Credit Agreement”) for a payment-in-kind term loan facility in an aggregate principal amount of $180.0 million (the “Senior Facility”). The Senior Facility is scheduled to mature on September 26, 2011 and the obligations thereunder are guaranteed by substantially all of our assets and the assets of our subsidiaries. The interest rate under the Senior Facility is based on the Base Rate plus 5% or the Eurodollar Rate plus 6% (6.48% as of September 30, 2010 and 6.25% as of December 31, 2009). The interest period, at our election, can be one, two, three or six months. Upon each renewable term we have the ability to change the interest period. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payment date, provided that we may, at our election, pay any such accrued interest in cash on such date.

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

On October 6, 2010, we issued $230.0 million in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Notes”) pursuant to an indenture (the “Indenture”) among ourselves, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The Senior Notes were offered and sold to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Notes were issued at a discount of $6.5 million and we incurred transaction costs of approximately $7.4 million. The discount and transaction costs associated with the Senior Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Notes, together with $13.7 million of cash on hand, to repay all of the outstanding indebtedness under our existing Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we will record a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.

The Senior Notes will mature on October 15, 2015 subject to automatic shortening of the maturity date. The maturity date of the Senior Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of our 9.5% Senior Subordinated Notes due 2012 has been reduced to $10.0 million or less by means of the repurchase or redemption.

In connection with the issuance by the Company of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement with the Initial Purchaser of the Senior Notes, dated October 6, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to make an offer to exchange the Senior Notes for registered, publically tradable notes with terms that are substantially identical to the Senior Notes. The Company also agreed, in limited circumstances, to file a shelf registration statement that would allow certain holders of the Senior Notes to resell their Senior Notes to the public and to keep the shelf registration statement effective for a period of two years (or for a longer period in extended) from the issue date of the Senior Notes or a shorter period that will terminate when all the securities covered by the shelf registration statement have been sold.

We have outstanding letters of credit totaling $9.8 million and $11.1 million as of September 30, 2010 and December 31, 2009, respectively, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of September 30, 2010 and December 31, 2009.

Cash flows from financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$180.0 million Senior Facility described above. As a payment-in-kind term loan facility, accrued interest is added to the principal amount on each interest payments date, provided that we may, at our election, pay any such accrued interest in cash on such date. From March 2007 through August 2009, we did not elect to pay any such accrued interest in cash. However, effective September 2009, we began paying our current accrued interest due in cash. Accordingly, a total of $13.2 million was added to the principal amount on the applicable interest payment dates and $1.2 million was paid in cash during the nine months ended September 30, 2009. During the nine months ended September 30, 2010 we paid $8.3 million of current accrued interest due in cash. As of September 30, 2010 and December 31, 2009 the principal amount outstanding on the Senior Facility was $225.8 million. As of September 30, 2010 we had $2.5 million in accrued interest on the payment-in-kind term loan and as of December 31, 2009, there was no accrued interest on the payment-in-kind term loan.

•

$300.0 million aggregate principal amount of 9 1/2 % senior subordinated notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9 1/2 % is payable semi-annually in arrears on April 1 and October 1 of each year. As of both September 30, 2010 and December 31, 2009, we had a balance of $287.0 million outstanding. We made our regularly scheduled April 1 interest payment of $13.6 million during the nine months ended September 30, 2010. Accrued interest on the senior subordinated notes totaled $13.6 million at September 30, 2010 and $6.8 million at December 31, 2009.

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

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; setting of new reimbursement rates and other changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid; issues relating to reimbursement by government and third-party payors for our products and services generally; the impact of competitive bidding on Medicare volume in the impacted competitive bidding areas; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with federal and state regulatory agencies, as well as accreditation standards and confidentiality requirements with respect to patient information; the effects of competition, industry consolidation and referral sources; compliance with various settlement agreements and corporate compliance programs; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our indentures for our senior notes and our subordinated notes; our ability to refinance all or part of our outstanding debt obligations on or prior to maturity; our ability to successfully transition and retain patients associated with equipment purchases; our ability to maintain current levels of collectibility on our accounts receivable; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Part II, Item 1A contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We made no changes during the third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CMS announced the participating providers in November 2010. The contracts will have an effective date of January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and will be known as “grandfathered suppliers”. In CBAs and product categories where we may not be a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and will therefore not be able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of providers not awarded competitive bidding contracts, we do expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts become effective on January 1, 2011. Not assuming any market share gains, the application of the new competitive bid rates to our existing patient base in these nine MSAs reduces our revenue by approximately $0.9 million in the first quarter of 2011. We believe, however, that our market share gains in the cities where we were awarded contracts will more than offset the reductions in reimbursement rates over time.

In addition, on November 2, 2010, CMS finalized certain changes impacting competitive bidding and current payment policies for certain items of durable medical equipment, prosthetics, orthotics and supplies, including:

•

Implementation of certain statutory provisions under the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA) and the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), including: (1) the subdivision of metropolitan statistical areas (MSAs) with populations over 8,000,000 into smaller CBAs, as required under MIPPA; (2) the addition of 21 MSAs to the 70 MSAs already designated as included in Round 2, for a total of 91 MSAs, as required under the PPACA; and (3) the implementation of payment policies adopted under the PPACA for power wheelchairs, which eliminated the lump sum purchase option for standard power wheelchairs furnished on or after January 1, 2011, and adjusted the amount of the capped rental payments for power wheelchairs. Effective January 1, 2011, under the adjusted fee schedule rental payment will be 15% (instead of 10%) of the purchase price for the first three months and 6% (instead of 7.5%) for the remaining rental months not to exceed 13 months; and

•	The establishment of an appeals process for competitive bidding contract suppliers that are notified that they are in breach of contract.

CMS also solicited comments on whether to reduce the maximum number of payments a contract supplier would receive beyond the 13-month (for capped rental) and 36-month (for oxygen and oxygen equipment) caps when a beneficiary who is receiving the equipment from a non-contract supplier elects to switch to the contract supplier. CMS will take comments received into consideration in future rulemaking and did not finalize any changes in its final rule released November 2, 2010. We cannot predict at this time which proposals CMS will adopt and what impact, if any, they will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

Until such time that competitive bidding is fully implemented, we will not be able to determine the program’s full impact. In the event we do not experience anticipated increases in volume and market share in the future or we are unsuccessful in subsequent rounds of competitive bidding, future developments in the Medicare competitive bidding program could have a material adverse effect on our business, profit margins, profitability, operating cash flows and results of operations.

CMS’s final program safeguards for DMEPOS suppliers could have a material adverse effect on our industry and our results of operations.

On August 27, 2010, CMS issued a final rule (first proposed in January 2008) that clarifies, expands and adds to the existing enrollment requirements that HME suppliers must satisfy to establish and maintain billing privileges in the Medicare program. Effective September 27, 2010 (unless otherwise noted), the final rule implements, among other things, the following measures:

•

Prohibits suppliers from contracting with an individual or entity to provide a licensed service, unless permitted by the state where the licensed services are being performed. CMS indicated that it will issue implementing instructions regarding this new supplier standard to clarify that suppliers may use contractors to provide licensed services in states that do not expressly prohibit such contracting arrangements. This requirement does not apply to contract suppliers participating in the competitive bidding program that are using subcontractors to meet this standard;

•

Requires HME suppliers to obtain oxygen from a state-licensed oxygen supplier (which applies only in states that require oxygen licensure). Oxygen suppliers may continue to subcontract for the pickup and delivery of oxygen and oxygen-related products;

•

Prohibits HME suppliers from sharing a practice location, defined as the physical space where a supplier operates its business and meets with customers and potential customers, with other Medicare providers and suppliers. This standard does not apply to physicians, nonphysician practitioners, physical therapists or occupational therapists who furnish items to their own patients as part of their professional services. It also does not apply to HME suppliers who are co-located with and owned by an enrolled Medicare Part A provider that operate as a separate unit and meets all other applicable supplier standards;

•

Requires HME suppliers to maintain a physical facility on an appropriate site that: (1) measures at least 200 square feet (except for state-licensed orthotic and prosthetic personnel providing custom fabricated orthotics or prosthetics in private practice); (2) is in a location that is accessible to the public, Medicare beneficiaries, CMS, the National Supplier Clearinghouse (NSC) and its agents and not in a gated community or other area where access is restricted; (3) is accessible and staffed during posted hours of operation; (4) has a permanent visible sign in plain view and posts hours of operation; and (5) is in a location that contains space for storing business records, including the supplier’s delivery, maintenance, and beneficiary communication records, except for multisite suppliers who may have a centralized location for all business records and ordering and referring documentation. This standard is to be phased in over a three-year period for suppliers already enrolled in Medicare, but applies to all prospective suppliers (including those with pending enrollment applications with the NSC) on the effective date; and

•

Authorizes CMS or its contractor to reopen all Medicare claims paid on or after the date of a final adverse action that serves as a basis for CMS to revoke a supplier’s billing privileges in order to establish an overpayment determination.

We cannot predict at this time the impact of the final supplier standards, which could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations or to refinance the obligations on acceptable terms, or at all.

As of September 30, 2010, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

•

a substantial portion of our cash flow from operations is required to be dedicated to interest payments and therefore is not available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	we are more highly leveraged than our major national competitors, which places us at a competitive disadvantage;

•	it makes us more vulnerable in the event of a downturn in our business, our industry, or the economy in general.

The degree to which we are leveraged may also have substantial future negative consequences, because:

•

it could affect our ability to satisfy our obligations under our 10.75% Senior Secured Notes due 2015 (the “Senior Notes”) and our senior subordinated notes due April 2012, including our ability and our decision to make interest payments thereunder when due and payable;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired; and

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited.

We will likely need to refinance all or a portion of our debt, on or before maturity. However, current market conditions could limit our ability to access the capital markets and raise funds to refinance our outstanding indebtedness. Accordingly, we may not be able to refinance any of our debt, including our senior subordinated notes, on commercially reasonable terms or at all, in which case we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

In the event that we purchase equipment from competitors exiting the HME market and are unable to successfully transition and retain the associated patients on service with our Company, we may not be able to achieve our growth objectives in 2010 and beyond.

During 2010, we purchased $3.4 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment purchase opportunities during 2010, and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. However, in the event that we are unable to successfully transition and retain the associated patients on service with our Company or we are unable to identify additional equipment purchase opportunities, we may not be able to achieve our growth objectives in 2010 and beyond.

Our failure to comply with the covenants contained in our indenture for our Senior Notes would likely have a material adverse effect on our operating results and financial condition.

Our indenture for our Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all or our assets, and enter into transactions with affiliates. Failure to comply with the covenants in our indenture could, under certain circumstances, result in declarations that all outstanding borrowings, together with accrued interest and other fees, be immediately due and payable, lenders could elect to exercise control over our cash through their rights under the deposit account and control agreement, and foreclosure proceedings could be instituted against those assets that secure our Senior Notes. If our debt were accelerated upon an event of default, our assets and cash flow would be insufficient to fully repay our outstanding borrowings. We may not be able to refinance any of our debt, including our senior subordinated notes, on commercially reasonable terms or at all.

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

ROTECH HEALTHCARE INC.

Dated: November 9, 2010	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: November 9, 2010	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.