Form 10-K
period 2010-12-31
ROTECH HEALTHCARE INC
filed 2011-02-28
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value per share, OTCBB

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $43,084,372 based on the closing sale price of $1.76 on such date as quoted on the OTC Bulletin Board.

As of February 18, 2011, the registrant had 25,634,936 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will,” “could,” “should,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; setting of new reimbursement rates and other changes in reimbursement policies, the timing of reimbursements, and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid; issues relating to reimbursement by government and third-party payors for our products and services generally; the impact of competitive bidding on Medicare volume in the impacted competitive bidding areas; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with federal and state regulatory agencies, as well as accreditation standards and confidentiality requirements with respect to patient information; the effects of competition, industry consolidation and referral sources; recruiting, hiring and retaining qualified employees and directors; compliance with various settlement agreements and corporate compliance programs; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our indentures for our senior secured notes and our senior subordinated notes; our ability to refinance all or part of our outstanding debt obligations on or prior to maturity; our ability to successfully transition and retain patients associated with equipment and asset purchases; our ability to maintain current levels of collectability on our accounts receivable; the risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this report and under the heading “Certain Significant Risks and Uncertainties” in Note 15 of the Consolidated Financial Statements included herein and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

ITEM 1.	BUSINESS

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of oxygen, other respiratory therapy and durable home medical equipment and related services. We provide equipment and services in 48 states through approximately 425 operating locations located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, most typically associated with chronic obstructive pulmonary diseases (COPD). COPD is a group of diseases of the lungs in which the airways become narrowed. This leads to a limitation of the flow of air to and from the lungs causing shortness of breath. COPD is the fourth most common cause of death in the US. The two main forms of COPD are chronic bronchitis and emphysema.

Our Service Lines

Oxygen and Other Respiratory Therapy Equipment and Services

Rentals and sales of oxygen and other respiratory therapy equipment and services represent 86.5% of our net revenues for the year ended December 31, 2010.

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

Patients are generally referred to us by their physician or a hospital discharge planner. Upon receipt of a referral, our local customer service representative obtains the necessary medical and insurance coverage information, and assignment of benefits, and coordinates equipment delivery. Equipment delivery and setup is performed in the patient’s home by one of our patient service technicians or clinicians who then provides instruction and training to the patient and the patient’s family regarding appropriate equipment use and maintenance, and compliance with the prescribed therapy. Following the initial delivery and setup, our patient service technicians and/or clinicians make periodic visits to the patient’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment are coordinated with the prescribing physician and, during the period that we provide services and equipment for a patient, the patient remains under the physician’s care and medical supervision. Respiratory therapy is monitored by licensed respiratory therapists and other clinical staff as prescribed by physicians and in accordance with applicable state laws. We provide 24-hour on-call coverage to our patients through a centralized after-hours call center.

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

NiPPVs include the same component parts and supplies as a CPAP and BiPAP, which require routine replacement to ensure proper functioning.

Nebulizer Devices and Medications	A nebulizer is a device used to administer medication to people in the form of a mist inhaled into the lungs. Nebulizer medications are distributed in unit dose vials. Typically patients with COPD are prescribed some combination of the following nebulizer medications: Albuterol, Ipratropium, Brovana®[1], Perforomist®[2] and/or Budesonide. We manage our nebulizer medication business through our centralized pharmacy and call center operations in Murray, KY.

Durable Medical Equipment

Rentals and sales of durable medical equipment represent 11.1% of our net revenues for the year ended December 31, 2010.

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

Our Operations

Organization

We have approximately 425 operating locations, which we currently operate through three geographic divisions, nine regions and 50 areas. We have division vice presidents, as well as region and area managers who are responsible for operational and sales assessment and oversight for their respective operating locations. Each operating location is typically staffed with a location manager, patient service technicians, customer service

[1]	Brovana is a registered trademark of Sepracor Inc.
[2]	Perforomist is a registered trademark of Dey Pharma, L.P.

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

Our billing and collection departments work closely with the personnel at our operating locations and third-party payors and are responsible for the review of patient coverage, the adequacy and timeliness of documentation and the follow-up with third-party payors to expedite reimbursement payments. We communicate with our operating locations through an intranet-based system that provides our managers with detailed information that allows us to address operating efficiencies. We believe this reporting capability allows our managers to operate their businesses more effectively and allocate their resources more appropriately.

During 2009, we completed development and implementation of new work queue functionality that automates the handling of required medical necessity documentation in our billing system. In addition, we further developed our capabilities around electronic claims submission and automated cash posting of claim payments. During 2010, we substantially completed development of a new order intake system that will streamline our order intake processes and eliminate many of our current, paper-based processes; we will be implementing this system in our operating locations during 2011.

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

	2010	2009
Medicare	40.7%	42.1%
Commercial payors	37.9%	37.9%
Department of Veterans Affairs	10.5%	9.5%
Medicaid	6.9%	6.5%
Private payors	4.0%	4.0%

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

Senior Secured Notes

On October 6, 2010, we issued $230.0 million in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) pursuant to an indenture (the “Indenture”) among ourselves, the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The Senior Secured Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Secured Notes were issued at a discount of $6.5 million and we incurred transaction costs of approximately $7.9 million. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13.7 million of cash on hand, to repay all of the outstanding indebtedness under our former payment-in-kind term loan facility (the “Senior Facility”) and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.

The Senior Secured Notes will mature on October 15, 2015 subject to automatic shortening of the maturity date. The maturity date of the Senior Secured Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of our 9.5% Senior Subordinated Notes due 2012 has been reduced to $10.0 million or less by means of repurchase or redemption.

In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement with the Initial Purchaser of the Senior Secured Notes, dated October 6, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to register the exchange of the Senior

Secured Notes for freely tradable notes with terms that are substantially identical to the Senior Secured Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Secured Notes. On January 14, 2011, we completed the registered exchange offer with respect to the Senior Secured Notes.

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all or our assets, and enter into transactions with affiliates.

Senior Subordinated Notes

In March 2002, we issued an aggregate principal amount of $300.0 million of 9.5% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) and received net proceeds of approximately $290.0 million, after deducting the initial purchasers’ discount and our expenses. We distributed the net proceeds from the sale of the notes to our predecessor as partial consideration in exchange for substantially all of the assets used in connection with its business and operations as part of the restructuring and related transactions involving our predecessor and us. Subsequently, our predecessor distributed the net proceeds to its former creditors as provided in its plan of reorganization. We did not retain any of the proceeds from the sale of the notes for use in our business.

Under the terms of the indenture governing our Senior Subordinated Notes, the notes are subordinated in right of payment to our existing and future senior debt. In the event of a bankruptcy, liquidation, dissolution or similar proceeding, or certain other events, including a payment default on our Senior Secured Notes, we may be prevented from making payments to the holders of our Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. The indenture also provides that a default under the indenture governing our Senior Secured Notes that results in the acceleration of our obligations under such agreement will result in a cross default under the indenture, which will allow the holders of at least 25% of the principal amount of the then outstanding Senior Subordinated Notes to declare all of the notes immediately due and payable.

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

In addition, numerous federal and state privacy and security laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 , as amended by the Health Information Technology

For Economic and Clinical Health Act (collectively HIPAA), govern the collection, dissemination, security, use and disclosure of patients’ individually-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain such protected patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action, state legislative actions or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors. Moreover, the cost of complying with these standards could be significant. While we believe we comply in all material respects with HIPAA, and comparable state privacy and security requirements, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of these regulations. Sanctions for failure to comply with these federal and state laws include significant civil and criminal penalties. A violation could subject us to penalties, fines or possible exclusion from the Medicare or Medicaid programs. Such sanctions could adversely impact our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws. Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims in an effort to identify and prosecute fraudulent and abusive practices in the health care area.

Medicare and Medicaid Reimbursement.

As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2010, Medicare, Medicaid and other federally funded programs (primarily VA contracts) accounted for approximately 58.1% of our revenues.

Medicare Laws and Regulations.

Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. Significant legislation affecting home medical equipment (HME) reimbursement has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), contain provisions that negatively impact reimbursement for the primary HME products that we provide. The PPACA, MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

•

The PPACA includes, among other things, annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, beginning in 2011; a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013; new face-to-face encounter requirements for HME and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

•

MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding.

•	The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide, which reductions went into effect April 1, 2008.

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

We cannot predict the impact that any federal legislation enacted in the future will have on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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

(1) Competitive Bidding Program for HME. On April 2, 2007, the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, issued its final rule implementing a competitive bidding program for certain HME products under Medicare Part B. This nationwide competitive bidding program is designed to replace the existing fee schedule payment methodology. Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined geographic region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted. Round one of the competitive bidding program began on July 1, 2008 in ten high-population competitive bidding areas (CBAs). As a winning bidder in nine of the ten CBAs, we signed contracts with CMS to become a contracted supplier for the Round 1 contract period of July 1, 2008 though June 30, 2011. The competitive bidding program was scheduled to expand to 70 additional CBAs for a total of 80 CBAs in 2009 and additional areas thereafter.

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

On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. This IFC announced the delay of round one of the program from 2007 to 2009. The Round 1 competition, also known as the Round 1 rebid, occurred in the same

CBAs as the 2007 Round 1 bidding, excluding Puerto Rico. The product categories for 2009 were the same as those selected for the 2007 Round 1 bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announced the delay of Round 2 of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. We submitted our bids for each of the respective CBAs and product categories prior to the deadline. As in the 2007 Round 1 program, suppliers were required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007.

On July 2, 2010 CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. We were awarded and have accepted 17 contracts as follows:

•	6 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	3 CBAs for continuous positive airway pressure, respiratory assist devices and related supplies and accessories; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories

CMS announced the participating providers in November 2010. The contracts became effective January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs was 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of the existing number of providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of the existing number of providers not awarded competitive bidding contracts, we do expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts became effective on January 1, 2011. Assuming no market share gains, the application of the new competitive bid rates to our existing patient base in these nine MSAs would reduce our revenue by approximately $0.9 million in the first quarter of 2011. We believe, however, that our market share gains in the cities where we were awarded contracts will more than offset the reductions in reimbursement rates over time.

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

On January 2, 2009, CMS published its final rule on surety bond requirements for HME suppliers, effective March 3, 2009. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 425 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. HME suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We maintain surety bonds covering all of our NPI numbers at each of our operating locations.

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the Department of Health and Human Services (OIG). The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive biddings received a 5.0% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.

The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95% of the published average wholesale price (AWP) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106% of the volume-weighted average selling price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a significant reduction in payment rates for inhalation drugs. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The current dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs is $66. This dispensing fee has remained unchanged since 2006. Future changes from quarterly updates to ASP pricing, as well as any future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.175 in the first quarter 2011. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.

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

•

Payment for Rental Period. The 2010 rate for stationary oxygen equipment is subject to a budget neutrality adjustment that reduces the monthly payment amount by 1.5% from $175.79 in 2009 to $173.17 in 2010; the 2011 payment is $173.31. The 2010 monthly portable oxygen add-on amount was $28.77, which is unchanged from 2009; for 2011 the amount is $28.74. The 2009 payment amounts include the 9.5% reductions associated with MIPPA. The 2010 and 2011 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2009 at $51.63. The oxygen-generating portable oxygen equipment payments were unaffected by MIPPA.

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

Finally, CMS clarified that though it retains title to the equipment, a supplier is required to continue to furnish needed oxygen equipment and contents for liquid or gaseous equipment after the 36-month rental cap until the end of the equipment’s reasonable useful lifetime. CMS determined the reasonable useful lifetime for oxygen equipment to be five years provided there are no breaks in service due to medical necessity, computed based on the date the equipment is delivered to the beneficiary. On January 27, 2009, CMS posted further instructions on the implementation of the 36-month rental cap, including guidance on payment for oxygen contents after month 36 and the replacement of oxygen equipment that has been in continuous use by the patient for the equipment’s reasonable useful lifetime (as defined above). In accordance with these instructions, and consistent with the final rule published on October 30, 2008, suppliers may bill for oxygen contents on a monthly basis after the 36-month rental cap, and the supplier can deliver up to a maximum of three months of oxygen contents at one time. Additionally, in accordance with these instructions, and consistent with the final rule published on October 30, 2008, we provide replacement equipment to our patients that exceed five years of continuous use.

The ongoing financial impact of the 36-month rental cap will depend upon a number of variables, including, (i) the number of Medicare oxygen patients reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its reasonable useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, (v) any breaks in continuous use due to medical necessity, and (vi) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. We cannot predict the impact that any future rulemaking by CMS will have on our business. If payment amounts for oxygen equipment and contents are further reduced in the future, this could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

CMS also has authority to make other adjustments to reimbursement for HME. With the passage of the Balanced Budget Act of 1997, CMS may determine to increase or reduce the reimbursement for HME, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its Medicare contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

Though the inherent reasonableness authority has not been exercised, in past years, CMS historically has reduced the published Medicare reimbursement rates for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the notice and comment process used in establishing local coverage policies for HME. With respect to LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have the authority to implement LCA determinations in setting payment amounts for an inhalation drug. This decision was upheld by the U.S. Court of Appeals and, as a result, CMS and its contractors withdrew their LCA policy for the inhalation drug. In addition, CMS instructed its contractors that they may no longer apply LCA policies to any HME. Effective February 4, 2011, all coverage policies have been revised to eliminate their LCA provisions.

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

Pharmacy Licensing, Registration and Regulatory Requirements

Under state law, our pharmacy location must be licensed as an in-state pharmacy to dispense pharmaceuticals in the relevant state. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 49 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver pharmaceuticals. Most states, and the FDA, adopt and enforce the official standards of the US Pharmacopeia (USP) as the official compendia of drug standards. We are subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws vary from state to state and state lawmakers regularly propose and, at times, enact new legislation establishing changes in state pharmacy laws and regulations. We continuously monitor state activities and the USP and we have policies in place that we believe substantially comply with all state licensing and pharmacy laws currently applicable to our business, although there can be no assurance that we always operate in full compliance with our policies. Further, there can be no assurance that we are fully and immediately in compliance with all laws, regulations or standards at all times, as licenses may lapse and laws may change or be misinterpreted or overlooked. Failure to comply with applicable regulatory requirements can result in enforcement action, including fines, revocation, suspension of or refusal to renew licensure, injunctions, seizures, and civil or criminal penalties. Further, we are required to maintain state licenses and permits in those states in which we are doing business to meet Medicare and Medicaid requirements. A finding that the state requirements have not been met can result in the recoupment of reimbursement or revocation of our supplier numbers. If we are unable to obtain and maintain our licenses in one or more states, or if such states place burdensome restrictions or limitations on pharmacies, our ability to operate in such states, including doing Medicare and Medicaid business in such state or states, would be limited, which could adversely impact our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Professional Licensure

Nurses, pharmacists and other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to assure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure or certification laws.

Claims Audits

Durable Medical Equipment Medicare Administrative Contractors (DME MACs) and Recovery Audit Contractors (RACs) are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. Medicaid agencies also conduct similar reviews and audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. In addition, the industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation and claims processing and other requirements for obtaining reimbursement from private and governmental third-party payors. Such protracted collection cycles can lead to delays in obtaining reimbursement. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

The Anti-Kickback Statute

As a provider of services under the Medicare and Medicaid programs, we are subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the “Anti-Kickback statute”). At the federal level, the Anti-Kickback statute prohibits any person from knowingly and willfully soliciting, receiving, offering or providing any remuneration, including a bribe, kickback or rebate, directly or indirectly, in return for or to induce the referral of patients, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. Violations of the Anti-Kickback statute may result in civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participation in the federal health care programs. The OIG has published regulations that identify a limited number of specific business practices that fall within safe harbors which are deemed not to violate the Anti-Kickback statute. Although we attempt to structure our business relationships to meet safe harbor requirements, it is possible that not all of our business relationships comply with the elements of one or more safe harbors. Conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct per se illegal. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. However, we have not sought such an opinion.

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

Health Care Reform Legislation

Economic, political and regulatory influences are subjecting the health care industry in the United States to fundamental change. Health care reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which we operate periodically consider various health care reform proposals. We anticipate that federal and state government bodies will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict, which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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

Providers and suppliers enter into corporate integrity agreements as part of settlements with the federal government in order that the federal government will waive its right to permissively exclude them from participating in federal health care programs. The 2008 CIA is intended to promote continued compliance by us with the statutes, regulations, and written directives of Medicare, Medicaid, and all other federal health care programs. The 2008 CIA has a term of three years and provides that we will maintain and enhance our existing compliance program. We are also subject to notification and reporting requirements with respect to specified events under the 2008 CIA. We expect to maintain our existing compliance program beyond the term of the 2008 CIA.

Suppliers

We purchase our patient service equipment and supplies from a variety of independent suppliers, with whom we generally have long-standing relationships. Although we are not dependent upon any one supplier, we do currently purchase approximately 75% of our patient service equipment and supplies from five suppliers. We typically focus on one or two suppliers in each product category in an effort to maximize delivery efficiency and gross margins. We do believe that most of our supplies can be provided by multiple suppliers; however, loss or disruption of a supplier relationship could cause delays in service delivery which could adversely affect our financial condition, revenues, profit margins, profitability, operating cash flows and result of operations.

Sales

We believe that the sales and marketing skills of our employees are instrumental to the success of our business. We provide marketing, training, product and service information to all of our technical personnel through our intranet and through seminars conducted on a company-wide basis so that they can communicate effectively with physicians and other referral sources about our equipment and services. We emphasize the cross-marketing of all our equipment and services to physicians and other referral sources with which we have already developed professional relationships.

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

Competition

The home medical equipment market is highly competitive and divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc. and American Home Patient, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with each having under $5 million in estimated annual revenues. We also face competition from other types of health care providers, including hospitals, home health agencies and health maintenance organizations. We believe that the most important competitive factors in the regional and local markets are:

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

Employees

As of December 31, 2010, we have approximately 3,800 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

Principal Executive Office and Website Access to Information

Our principal executive offices are located at 2600 Technology Drive, Suite 300, Orlando, Florida, 32804 and our telephone number there is (407) 822-4600. Our internet website address is www.rotech.com.

We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

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

Executive Officers of the Registrant

Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	62	President, Chief Executive Officer and Director
Michael R. Dobbs	61	Chief Operating Officer
Steven P. Alsene	41	Chief Financial Officer and Treasurer

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

As of December 31, 2010, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

•

a substantial portion of our cash flow from operations is required to be dedicated to interest payments and therefore is not available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•	we are more highly leveraged than our major national competitors, which places us at a competitive disadvantage; and

•	it makes us more vulnerable in the event of a downturn in our business, our industry, or the economy in general.

The degree to which we are leveraged may also have substantial future negative consequences, because:

•

it could affect our ability to satisfy our obligations under our 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) and our 9.5% Senior Subordinated Notes due April 2012 (the “Senior Subordinated Notes”), including our ability to make interest payments thereunder when due and payable;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired; and

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited.

The maturity date of the Senior Secured Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of our Senior Subordinated Notes has been reduced to $10.0 million or less by means of repurchase or redemption. We expect to refinance our Senior Subordinated Notes on or before November 30, 2011. However, market conditions could limit our ability to access the capital markets and raise the funds necessary to refinance our outstanding indebtedness. Accordingly, we may not be able to refinance this debt on commercially reasonable terms or at all, in which case our cash balances would be insufficient to repay the principal amount of our Senior Secured Notes and we would thereby be required to consider all of our alternatives in restructuring our business and our capital structure, including potentially filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

Our failure to comply with the financial covenants contained in our Senior Secured Notes would likely have a material adverse effect on our operating results and financial condition.

Our indenture for our Senior Secured Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all or our assets, and enter into transactions with affiliates. Failure to comply with the covenants in our indenture could, under certain circumstances, result in declarations that all outstanding borrowings, together with accrued interest and other fees, be immediately due and payable, lenders could elect to exercise control over our cash through their rights under applicable deposit account control agreements, and foreclosure proceedings could be instituted against those assets that secure our Senior Secured Notes. If our debt were accelerated upon an event of default, our assets and cash flow would be insufficient to fully repay our outstanding borrowings. We may not be able to refinance any of our debt, including our Senior Subordinated Notes, on commercially reasonable terms or at all.

Failure to maintain current levels of collectability of our accounts receivable likely would have a significant negative impact on our profitability and cash flow.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from patients and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from patients under co-insurance provisions. Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines after which they will not pay submitted claims. As such, there can be no assurance that we will be able to maintain our current levels of collectability or that third-party payors will not experience financial difficulties. We may be unable to collect our accounts receivable on a timely basis, which likely would result in a significant decline in our operating cash flows.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s (SEC) penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 3a51-1 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth, or joint net worth with the person’s spouse, that exceeds $1,000,000 (excluding the value of the person’s primary residence) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock, and some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

A significant number of our outstanding shares of common stock are concentrated in a small number of stockholders which, acting together, could exercise significant influence over certain aspects of our business.

As of December 31, 2010, our four largest stockholders held in the aggregate approximately 27% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, any of these large stockholders acting independently could work to frustrate the majority.

Risks related to our reliance on Medicare, Medicaid and other third-party reimbursement

A significant percentage of our business is derived from patients with primary health coverage under Medicare Part B, and as such, any decreases in Medicare Part B reimbursement rates are likely to have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

As a home medical equipment (HME) provider, we are heavily dependent on Medicare reimbursement with approximately 40.7% of our revenue reimbursed under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation containing provisions that directly impact reimbursement for the primary HME products that we provide have had a material adverse affect on our financial condition, revenues, profitability, profit margins, operating cash flows and results of operations. The most recent health care reform enacted in March 2010 is discussed in more detail below. Prior legislation with continued impact on our business includes, but is not limited to:

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

•

Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for certain categories of durable medical equipment (DME), including oxygen, beginning in 2005, froze payment amounts for other covered HME items through 2007, established a competitive acquisition program for HME and implemented quality standards and accreditation requirements for HME suppliers.

These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. The impact of recent reimbursement changes are discussed in more detail under the heading “Business—Government Regulation” in Part I, Item 1.

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical and medical device industries. The PPACA includes, amount other things, the following measures:

•

expansion of round 2 of competitive bidding to 21 additional metropolitan areas (to a total of 91), and by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices;

•	annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, beginning in 2011;

•	a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	elimination of the option to purchase power mobility devices, beginning January 1, 2011; and

•	new face-to-face encounter requirements for DME and home health services.

There are also current proposals at the federal level to impose additional measures involving our industry. President Obama’s budget for fiscal year 2012 includes measures to control expenditures that may require Medicare claims processors to review all power wheelchair claims before payment is made. Further, the U.S. Government Accountability Office recently released a report that found that Medicare payment rates for home oxygen generally exceeded other payors’ rates and recommended that CMS unbundle payment for portable oxygen refills from the rental payment for stationary equipment. CMS disagreed with the recommendations on the grounds that such policy changes would not yield immediate savings to the program, but it remains uncertain whether CMS or Congress will take action to further reduce payments for home oxygen. We cannot predict at this time the impact of the PPACA and/or other healthcare reform measures that may be adopted in the future on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Recent regulatory changes subject the Medicare reimbursement rates for our equipment and services to additional reductions and to potential discretionary adjustment by the Centers for Medicare and Medicaid Services (CMS), which could reduce our revenues, net income and cash flows.

CMS has authority to make adjustments to reimbursement for HME. With the passage of the Balanced Budget Act of 1997 (BBA), CMS may determine to increase or reduce the reimbursement for HME, including oxygen, by up to 15% each year under an inherent reasonableness procedure. The regulation implementing the inherent reasonableness authority establishes a process for adjusting payments for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or deficient. The regulation lists factors that may be used by CMS and its Medicare contractors to determine whether an existing reimbursement rate is grossly excessive or deficient and to determine what a realistic and equitable payment amount is. Also, under the regulation, CMS and its contractors will not consider a payment amount to be grossly excessive or deficient and make an adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. The implementation of the inherent reasonableness procedure itself does not trigger payment adjustments for any items or services and to date, no payment adjustments have occurred or been proposed under this inherent reasonableness procedure.

Though the inherent reasonableness authority has not been exercised, in past years, CMS historically has reduced the published Medicare reimbursement rates for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS and its contractors through the notice and comment process used in establishing local coverage policies for HME. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have authority to implement LCA determinations in setting payment amounts for an inhalation drug. This decision was upheld by the U. S. Court of Appeals and, as a result, CMS and its contractors withdrew their LCA policy for the inhalation drug. In addition, CMS instructed its contractors that they may no longer apply LCA policies to any HME. Effective February 4, 2011, all coverage policies have been revised to eliminate their LCA provisions.

The implementation of the competitive bidding process under Medicare and proposed payment policy changes for certain Durable Medical Equipment and Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers items could negatively affect our business and financial condition.

In 2003, the MMA instructed CMS to establish and implement programs under which competitive bidding areas (CBAs) would be established throughout the United States for contract award purposes for the furnishing of competitively priced items of HME, including oxygen equipment. However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA, which: (1) retroactively delayed the implementation of competitive bidding for eighteen months; (2) terminated all existing contracts previously awarded; and (3) included a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. MIPPA negatively impacted our revenue and net income by approximately $17.8 million for the year ended December 31, 2009.

On January 16, 2009, CMS published an interim final rule with comment period (IFC) which announced the delay of round one of the program from 2007 to 2009. The Round 1 competition, also known as the Round 1 rebid, occurred in the same CBAs as the 2007 Round 1 bidding, excluding Puerto Rico. The product categories for 2009 were the same as those selected for the 2007 Round 1 bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. We submitted our bids for each of the respective CBAs and product categories prior to the deadline.

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

CMS announced the participating providers in November 2010. The contracts became effective January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and will be known as “grandfathered suppliers”. In CBAs and product categories where we may not be a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of the existing number of providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and will therefore not be able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of the existing number of providers not awarded competitive bidding contracts, we do expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts became effective on January 1, 2011. Assuming no market share gains, the application of the new competitive bid rates to our existing patient base in these nine MSAs would reduce our revenue by approximately $0.9 million in the first quarter of 2011. We believe, however, that our market share gains in the cities where we were awarded contracts will more than offset the reductions in reimbursement rates over time.

In addition, on November 2, 2010, CMS finalized certain changes impacting competitive bidding and current payment policies for certain items of durable medical equipment, prosthetics, orthotics and supplies, including:

•	Implementation of certain statutory provisions under MIPPA and the PPACA, including: (1) the subdivision of metropolitan statistical areas (MSAs) with populations over 8,000,000 into smaller

CBAs, as required under MIPPA; (2) the addition of 21 MSAs to the 70 MSAs already designated as included in Round 2, for a total of 91 MSAs, as required under the PPACA; and (3) the implementation of payment policies adopted under the PPACA for power wheelchairs, which eliminated the lump sum purchase option for standard power wheelchairs furnished on or after January 1, 2011, and adjusted the amount of the capped rental payments for power wheelchairs. Effective January 1, 2011, rental payments under the adjusted fee schedule are 15% (instead of 10%) of the purchase price for the first three months and 6% (instead of 7.5%) for the remaining rental months not to exceed 13 months; and

•	The establishment of an appeals process for competitive bidding contract suppliers that are notified that they are in breach of contract.

CMS also solicited comments on whether to reduce the maximum number of payments a contract supplier would receive beyond the 13-month (for capped rental) and 36-month (for oxygen and oxygen equipment) caps when a beneficiary who is receiving the equipment from a non-contract supplier elects to switch to the contract supplier. CMS will take comments received into consideration in future rulemaking and did not finalize any changes in its final rule released November 2, 2010. We cannot predict at this time which proposals CMS will adopt and what impact, if any, they will have on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Until such time that competitive bidding is fully implemented, we will not be able to determine the program’s full impact. In the event that we do not experience the anticipated increases in volume and market share in the future or we are unsuccessful in subsequent rounds of competitive bidding, the Medicare competitive bidding program could have a material adverse effect on our financial condition, profit margins, profitability, operating cash flows and results of operations.

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

On August 27, 2010, CMS issued a final rule (first proposed in January 2008) that clarifies, expands and adds to the existing enrollment requirements that HME suppliers must satisfy to establish and maintain billing privileges in the Medicare program. Effective September 27, 2010 (unless otherwise noted), the final rule implements, among other things, the following measures:

•

Prohibits suppliers from contracting with an individual or entity to provide a licensed service, unless permitted by the state where the licensed services are being performed. This requirement does not apply to contract suppliers participating in the competitive bidding program that are using subcontractors to meet this standard. CMS has released policy guidelines that further clarified that suppliers may use contractors to provide licensed services in states that do not expressly prohibit such contracting arrangements;

•

Requires HME suppliers to obtain oxygen from a state-licensed oxygen supplier (which applies only in states that require oxygen licensure). Oxygen suppliers may continue to subcontract for the pickup and delivery of oxygen and oxygen related products;

•

Prohibits HME suppliers from sharing a practice location, defined as the physical space where a supplier operates its business and meets with customers and potential customers, with other Medicare providers and suppliers. This standard does not apply to physicians, non-physician practitioners, physical therapists or occupational therapists who furnish items to their own patients as part of their professional services. It also does not apply to HME suppliers who are co-located with and owned by an enrolled Medicare Part A provider that operate as a separate unit and meets all other applicable supplier standards;

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

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. Further, President Obama’s budget for fiscal year 2012 includes provisions that may limit Medicaid reimbursement of HME based on Medicare’s competitive bidding payment rates. We cannot predict at this time whether the President’s proposal or other measures may be adopted in the future and the impact of such legislation on our financial condition, revenues, profit margin, profitability, operating cash flows and results of operations.

Future reductions in reimbursement rates from third-party payors could negatively affect our business and financial condition.

Private payors continually seek to control the cost of providing health care services through direct contracts with health care providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These private payors are increasingly demanding discounted fee structures and the assumption by the health care provider of all or a portion of the financial risk. Reimbursement payments under private payor programs may not remain at current levels and may not be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, and we may suffer deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by private third-party payors. We may be compelled to lower our prices due to increased pricing pressures, which could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Medicare surety bond requirements could result in significant additional cost in operating our business.

Effective October 2, 2009, all HME suppliers, except those that are government operated, were required to obtain and furnish a $50,000 surety bond to the NSC, the Medicare contractor responsible for enrollment, for each Medicare supplier number held (one per operating location). The surety bond requirement is designed to limit the Medicare program risk from fraudulent equipment suppliers and help to ensure that those suppliers who remain in the program furnish only items to Medicare beneficiaries that are considered reasonable and necessary from legitimate HME suppliers. We maintain surety bonds covering all of our National Provider Identifier (NPI)

numbers at each of our operating locations. While the annual cost of obtaining these surety bonds is not currently material, there can be no assurance that future changes in the surety bond market will not result in increases to such annual cost or the associated collateral requirements. If we are unable to maintain surety bonds for our operating locations or to the extent that the issuing surety requires substantial additional collateral, these surety bond requirements could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Risks related to our compliance with federal and state regulatory agencies, as well as accreditation standards

Our pharmacy location and operations are subject to extensive regulation by state and federal authorities and there can be no assurance that we are fully compliant with such regulations.

Under the Federal Food Drug and Cosmetic Act, the Food and Drug Administration (FDA) imposes stringent regulations on the distribution, labeling, and other aspects of our medical gas and pharmacy operations. Under state law, our pharmacy locations must be licensed as in-state pharmacies to dispense pharmaceuticals in the relevant state of location. We deliver pharmaceuticals from our pharmacy location in Kentucky to customers in 49 states, and, where required by state pharmacy law, we must obtain and maintain licenses from each state to which we deliver such pharmaceuticals. We are therefore subject to state boards of pharmacy laws and regulations in nearly all jurisdictions where we do business. These laws can vary significantly from state to state and, while we continuously monitor state activities and changes in the law, there can be no assurance that we are fully compliant with all laws and regulations that may apply to our pharmacy operations in particular jurisdictions. Many states enforce their pharmacy laws through periodic facility inspections. State authorities may also raise inquiries or complaints regarding our pharmacy practices in connection with the renewal of our license in a particular state or for other reasons. Failure to comply with applicable FDA and other federal regulatory requirements can result in possible legal or regulatory action, such as warning letters, product seizure or recalls, suspension of operations, temporary or permanent injunctions, or possible civil or criminal penalties. Failure to comply with applicable state regulatory requirements can result in enforcement action, including fines, revocation, suspension or failure to renew our state pharmacy licenses, injunctions, seizures, and civil or criminal penalties.

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

Existing United States laws governing Medicare and state health care programs such as Medicaid, as well as similar laws enacted in many states, impose a broad variety of prohibitions on soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration, payment or benefit for the referral of a patient for services or products reimbursable by Medicare or a state health care program. The federal government has published regulations that provide exceptions or “safe harbors” for business transactions that will be deemed not to violate these prohibitions. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in Medicare and state health care programs.

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

The Federal and state Stark Laws impose a broad range of restrictions upon referring physicians (and their immediate families) and providers of certain designated health services under Medicare and state health care programs, including restrictions on financial relationships between the referring physicians and the providers of the designated health care services. Services that we provide are classified as designated health services and fall within the regulatory scope of the Stark Laws. Significant criminal, civil and administrative penalties may be imposed for violation of these laws.

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

If we fail to comply with the laws and regulations relevant to our business, we could be subject to civil and/or criminal penalties, demands from the government for refunds or recoupment of amounts previously paid to us by the government, facility shutdowns and possible exclusion from participation in federal health care programs such as Medicare and Medicaid, any of which could have a significant negative impact on our operations. Some statutory and regulatory provisions, principally in the area of billing, have not been interpreted by the courts and may be interpreted or applied in a manner that might adversely affect us. Changes in health care laws or new interpretations of existing laws could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Lack of accreditation of our operating locations or failure to meet government standards for coverage could result in a decline in our revenues.

Currently, all of our operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on the Accreditation of Healthcare Organizations). If future reviews by the Joint Commission do not result in continued accreditation of our operating locations, we would likely experience a decline in our revenues. Further, under the MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a supplier number for submission of claims must be accredited as meeting quality standards issued by CMS as a condition of receiving payment from the Medicare program. The standards for HME suppliers consist of business-related standards, such as financial and human resources management requirements, which are applicable to all HME suppliers, and product-specific quality standards, and which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards though there can be no assurance that we will be able to comply with the quality standards in all instances.

The MMA also authorized CMS to establish clinical conditions for payment for home medical equipment. These clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. In addition, because we have Medicare supplier numbers and are subject to clinical conditions for payment, our failure to meet such conditions could affect our ability to bill and, therefore, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.

We are subject to periodic audits by governmental and private payors.

We are subject to periodic audits by Medicare and Medicaid programs, and the oversight agencies for these programs have authority to assert remedies against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. Further, the PPACA now requires that overpayments be returned within 60 days of identification of the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties. We could also be subject to fines, criminal penalties or program exclusions. Private payors also reserve rights to conduct audits and make monetary adjustments. See “Business—Government Regulation” for a discussion of recent efforts by government payors to reduce health care costs.

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

We currently have certain critical vendor relationships. Although we have been able to maintain such relationships without material interruption in the past, there can be no assurance that such relationships will continue. Should any of these vendors elect not to provide services, equipment, inhalation drugs or supplies to us, there would likely be a significant disruption to our business, a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations and an inability to serve our patients until such time as a replacement vendor could be identified. This would likely occur if there is a deterioration or perceived deterioration in our financial position, including our standing with respect to our senior subordinated debt. Moreover, there can be no assurance that the pricing structure that we currently enjoy would be matched by a replacement vendor. Additionally, any future issues with liquidity, debt covenant compliance or declines in our results of operations, could adversely impact our ability to leverage our purchasing activities with new or existing vendors.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance, which could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows, results of operations or the trading price of our stock.

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting. Based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, management concluded that our internal control over financial reporting was effective as of such date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Due to an overall decline in our profitability which resulted primarily from a series of decreases in Medicare reimbursement rates, and the resulting decline in our market capitalization, we fully wrote off the $692.2 million of reorganization value in excess of fair value of identifiable assets-goodwill through non-cash goodwill impairment charges of $529.0 million for the year ended December 31, 2006 and $163.2 million for the year ended December 31, 2008. Other goodwill represents the excess of cost over fair value of assets acquired and liabilities assumed of purchased operations. In addition, we wrote off the balance of our other goodwill, $43.9 million, during 2008 resulting in a total impairment charge of $207.0 million for the year ended December 31, 2008. Future acquisitions or asset purchases could result in the recognition of additional intangible assets.

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

If the insurance coverage limits are inadequate to cover our liabilities, or increases in our insurance costs continue to increase or losses suffered due to one or more of our insurance carriers defaulting on their obligations, then could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

Participants in the health care industry, including us, are subject to substantial claims and litigation in the ordinary course, often involving large claims and significant defense costs. As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover such claims. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, we have been advised by our insurance broker that our insurance premiums will be subject to increases in the future, which increases may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, there can be no assurance that such insurance companies will remain so in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

In the event that we purchase equipment from competitors exiting the HME market and are unable to successfully transition and retain the associated patients on service with our Company, we may not be able to achieve our growth objectives in 2011 and beyond.

During 2010, we purchased $4.6 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment and asset purchase opportunities during 2011, and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. However, in the event that we are unable to successfully transition and retain the associated patients on service with our Company or we are unable to identify additional equipment and asset purchase opportunities, we may not be able to achieve our growth objectives in 2011 and beyond.

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

Risks related to competition and referral sources

If we lose relationships with managed care organizations or other third-party payors, then we could lose access to patients and our revenue would likely decline.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services and to build volume that justifies discounted prices. Consequently, the health care needs of a large percentage of the United States population are now provided by a small number of managed care organizations and third-party payors. These organizations, including the Veterans

Administration, generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate or do not renew agreements with us and/or engage our competitors, our business could be materially adversely affected. If we lose relationships with managed care organizations or other third-party payors, including the Veterans Administration, then we could lose access to patients and our revenue would likely decline.

If we fail to cultivate new or maintain established relationships with physicians and other referral sources, then our revenues may decline.

Our success, in part, is dependent upon referrals and our ability to maintain good relations with physicians and other referral sources. Physicians and other medical personnel that refer patients to us are not our employees, and are free to refer their patients to our competitors. If we are unable to successfully cultivate new referral sources and maintain strong relationships with our current referral sources, then our revenues may decline.

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

Some of our competitors may now or in the future have greater financial or marketing resources than we do. Our largest national home medical equipment provider competitors are Apria Healthcare Group, Inc., Lincare Holdings, Inc. and American Home Patient, Inc. The rest of the market consists of several medium-size competitors, as well as hundreds of smaller companies with each having under $5 million in estimated annual revenues. Many of the smaller, owner-operated home medical equipment providers may have a higher level of service quality that is difficult to replicate. There are relatively few barriers to entry in local home health care markets. The competitive nature of the home medical equipment environment could result in deterioration in our revenues and our business.

Risks related to recruiting, hiring and retaining qualified employees and directors

We are highly dependent on our key personnel.

Our performance is substantially dependent on the performance and continued efforts of our senior management team. The loss of the services of any of our executive officers or other key employees could result in a decline in our business, results of operations and financial condition. In particular, the loss of the services of our Chief Executive Officer, Philip L. Carter, could have a material adverse effect on our business and results of operations. Our future success is dependent on the ability of our managers and sales personnel to manage and promote our business, operations and growth. Any inability to manage our operations effectively could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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

On May 16, 2008, we entered into a Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008.

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

The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the OTC Bulletin Board:

	High	Low
Fiscal 2010
First Quarter	$0.66	$0.35
Second Quarter	$3.65	$0.57
Third Quarter	$2.00	$0.68
Fourth Quarter	$1.99	$1.20

Fiscal 2009
First Quarter	$0.20	$0.02
Second Quarter	$0.21	$0.08
Third Quarter	$0.69	$0.10
Fourth Quarter	$0.55	$0.30

As of February 18, 2011, there were 25,634,936 shares of our common stock outstanding and approximately 83 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2010 or 2009, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are restricted from paying dividends on our common stock or from acquiring our capital stock by certain covenants contained in the indenture governing our 10.75% Senior Secured Notes due 2015 and the indenture governing our 9.5% Senior Subordinated Notes due 2012.

Each outstanding share of our Series A convertible redeemable preferred stock (Series A Preferred) has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A

Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. Such policy commenced at a 2004 meeting of the board of directors and dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008
Dividend	$450	June 2009	December 2009
Dividend	$435	June 2010	January 2011

Equity Compensation Plan Information

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,646,193	$1.63	3,347,238
Equity compensation plans not approved by security holders	—	$—	—
Total	2,646,193	$1.63	3,347,238

[1]	For more detailed information regarding the Company’s equity compensation plans see Footnote 12 to the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2008, 2007, and 2006 have been derived from our audited financial statements not included in this report.

(dollars in thousands)	2010	2009	2008	2007	2006
Statement of Operations Data:
Net revenues	$496,426	$479,869	$544,533	$559,354	$498,751
Costs and expenses
Cost of net revenues	157,854	174,872	201,442	213,680	172,513
Provision for doubtful accounts	23,355	16,234	19,314	18,458	14,340
Selling, general and administrative	262,332	255,952	300,846	301,573	301,427
Depreciation and amortization(1)	8,674	9,780	12,673	14,589	17,162
Goodwill impairment(2)	—	—	207,030	—	529,000
Legal settlement	—	—	—	3,450	—
Interest expense, net	47,680	45,401	48,691	46,606	36,225
Other income, net	(3,598)	(1,276)	(2,106)	(350)	(187)
Loss on debt extinguishment	4,401	—	—	12,171	1,178
Restructuring expense(3)	—	—	3,960	—	—

Total costs and expenses	500,698	500,963	791,850	610,177	1,071,658

Loss before income taxes	(4,272)	(21,094)	(247,317)	(50,823)	(572,907)
Federal and state income tax benefit	(69)	(13)	(391)	(4,749)	(38,808)

Net loss	$(4,203)	$(21,081)	$(246,926)	$(46,074)	$(534,099)

(dollars in thousands)	2010	2009	2008	2007	2006
Balance Sheet Data
Current assets	$147,089	$142,716	$152,552	$153,346	$104,181
Working capital	90,496	85,100	87,349	84,705	31,870
Total assets	291,062	298,541	315,419	546,773	497,133
Total debt, including current portion	511,411	514,673	500,087	481,011	384,866
Convertible redeemable preferred stock	5,116	5,173	5,343	5,343	5,343
Stockholders’ (deficiency) equity	(282,685)	(278,405)	(257,398)	(10,517)	35,717

(dollars in thousands)	2010	2009	2008	2007	2006
Selected Historical Financial Data:
Capital expenditures	$53,257	$46,861	$48,374	$52,336	$59,878
Cash flows provided by operating activities	66,968	38,333	68,415	47,690	15,549
Cash flows used in investing activities	(47,991)	(52,707)	(45,287)	(65,666)	(61,694)
Cash flows (used in)/provided by financing activities	(14,835)	(1,422)	(3,436)	62,719	42,188

(1)	Depreciation and amortization excludes patient service equipment depreciation included in cost of net revenues.

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

Introduction

Background

We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide home medical equipment and related products and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders. We provide equipment and services in 48 states through approximately 425 operating locations located primarily in non-urban markets.

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.5% and 87.7% of net revenues for the years ended December 31, 2010 and 2009, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.1% and 11.3% of net revenues for the years ended December 31, 2010 and 2009, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. We continue to further develop our sales and operational training programs, and have introduced new incentive programs that we believe will better equip and motivate our sales force, and ultimately drive additional growth. During 2009, we completed development and implementation of work queue functionality that automates the handling of required medical necessity documentation in our proprietary billing system. In addition, we further developed our capabilities around electronic claims submission and automated cash posting of claim payments. During 2010, we substantially completed development of a new order intake system that will streamline our order intake processes and eliminate many of our current, paper-based processes; we will be implementing this system in our operating locations during 2011.

Executive Summary

We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position (the risks and uncertainties related to the Deficit Reduction Act of 2005’s (DRA) 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail under “Business—Government Regulation” and “Risk Factors”). We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•

Although we refinanced our bank credit facility in October 2010, interest payments due under our Senior Secured Notes and Senior Subordinated Notes, capital expenditure requirements, and the potential volatility and disruption of available liquidity in the credit markets may inhibit our ability to refinance our Senior Subordinated Notes due April 2012 and could adversely affect our long-term liquidity.

•

Our 2009 net revenues were negatively impacted by approximately $45.1 million as a result of the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the DRA and the 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment as part of the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), both of which went into effect on January 1, 2009.

•

Recent and potential future changes in Medicare policies, including freezes and reductions in reimbursement rates for home medical equipment and dispensing fee reductions, competitive bidding requirements, new clinical conditions for reimbursements, accreditation requirements and quality standards, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment and asset purchases from competitors exiting the home medical equipment market. In particular:

•

During 2010, we implemented several new initiatives intended to streamline our workflows and further leverage new internally developed systems and system enhancements. These reductions, in addition to other cost saving initiatives, decreased our annual selling, general and administrative expenses and operating costs as a percentage of net revenue to 52.8% for the year ended December 31, 2010 as compared to 53.3% for 2009.

•

During 2010, we purchased $4.6 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment and asset purchase opportunities during 2011, and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. During the year ended December 31, 2010, we have recognized approximately $18.7 million of revenues associated with patients transitioned onto service with our Company through equipment and asset purchases.

•

During 2009, we purchased $10.5 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. During the year ended December 31, 2009, we recognized approximately $9.2 million of revenues associated with patients transitioned onto service with us through equipment purchases.

•

During the months of January and February 2011, we closed on equipment and asset purchases with an aggregate purchase price of $8.7, of which $7.5 was paid in cash upon closing of the respective transactions and $1.2 of which is payable in cash within 60-90 days after the respective closing dates, subject to certain holdback provisions. We did not assume any liabilities from the respective sellers in conjunction with these equipment and asset purchases.

These strategic and operational initiatives were implemented in order to best position the Company to address its upcoming debt maturities and our 2011 financial plans call for continued improvements in financial performance compared to 2010. It is our intention to refinance our Senior Subordinated Notes on or before November 30, 2011 subject to favorable financial performance and market conditions.

Upcoming Debt Maturities

At December 31, 2010, we had approximately $511.4 million of long-term debt outstanding. Our Senior Subordinated Notes ($287.0 million as of December 31, 2010) mature in April 2012 and our Senior Secured Notes ($223.8 million as of December 31, 2010) mature in October 2015. The maturity date of the Senior Secured Notes will be automatically shortened to December 31, 2011 unless, prior to November 30, 2011, the aggregate principal amount of our 9.5% Senior Subordinated Notes due 2012 has been reduced to $10,000 or less by means of repurchase or redemption. It is our intention to refinance part or all of our Senior Subordinated Notes prior to November 30, 2011 subject to financial performance and market conditions. There can be no assurance, however, that we will be able to refinance our Senior Subordinated Notes, on commercially reasonable terms or at all. In the event that we are unable to complete a refinancing of our Senior Subordinated Notes on or before November 30, 2011, we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and elimination of all value of our outstanding common stock. Although we are highly leveraged, we believe based upon our current cash projections that current cash balances together with cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs through 2011, subject to our ability to refinance our Senior Subordinated Notes.

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles requires us to make assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the most complex or subjective judgments often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Thus, to the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements. We believe that the critical accounting policies for our company are those we have described below. The below listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with limited or no need for management’s judgment. There are also areas in which management’s judgment in selecting available alternatives may or may not produce a materially different result. For more information, see our audited consolidated financial statements and notes thereto.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; our price to the payor is fixed or determinable; and collectability is reasonably assured.

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

Net Revenues

Net revenues are recorded at net realizable amounts estimated to be paid by patients and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net revenues are recorded based upon the applicable fee schedule. We track collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for our provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net revenues and consists of:

(1) Differences between non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. We do not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, we record revenue based upon our usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

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

We closely monitor our historical contractual adjustment rates, as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Net revenues also include advertising and other non-patient service revenue.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Equipment and Asset Purchases from Competitors

We purchase new and used rental equipment and inventory from competitors exiting the home health care market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition these patients onto service with our Company, subject to patient consent, physician approval and insurance authorization. The equipment and inventory purchased from these competitors represents only a limited subset of the assets and activities used in operating their respective businesses. Accordingly, these equipment purchases (“Equipment Purchases”) are recorded based upon the fair market value of the underlying equipment and inventory, and included in purchases of property and equipment in the accompanying consolidated statement of cash flows.

In addition, in certain circumstances, we purchase additional assets from competitors in conjunction with the purchase of their rental equipment and inventory. These additional assets may include identifiable intangible assets such as non-competition agreements, patient files and the legal entity name. In these asset purchase transactions, we are able to continue billing and servicing the associated patients without interruption. Accordingly, these asset purchases (“Asset Purchases”) are accounted for as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805). Pro forma results and other expanded disclosures required by ASC 805 have not been presented as these purchases individually and in the aggregate are not material.

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

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, formerly FASB Financial Interpretation No. 48. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all the relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for Federal and State income taxes.

Contingencies

Our business is subject to extensive laws and government regulations, including those related to the Medicare and Medicaid programs. Non-compliance with such laws and regulations could subject us to severe sanctions, including penalties and fines.

ASC Topic 450, Contingencies, provides guidance on the application of generally accepted accounting principles related to these matters. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We believe that our accrued liabilities related to such contingencies are appropriate and in accordance with generally accepted accounting principles.

Results of Operations

The following tables show our results of operations for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
(dollars in thousands)	2010	2009
Statements of Operations Data:
Net revenues	$496,426	$479,869
Costs and expenses:
Cost of net revenues:
Product and supply costs	97,698	111,498
Patient service equipment depreciation	51,541	53,667
Operating expenses	8,615	9,707

Total cost of net revenues	157,854	174,872
Provision for doubtful accounts	23,355	16,234
Selling, general and administrative	262,332	255,952
Depreciation and amortization	8,674	9,780

Total costs and expenses	452,215	456,838

Operating income	44,211	23,031
Interest expense, net	47,680	45,401
Other income, net	(3,598)	(1,276)
Loss on debt extinguishment	4,401	—

Total other expenses	48,483	44,125

Loss before income taxes	(4,272)	(21,094)
Federal and state income tax benefit	(69)	(13)

Net loss	$(4,203)	$(21,081)

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,		Percent Increase (Decrease)
	2010	2009	2010 vs. 2009
Statements of Operations Data:
Net revenues	100.0%	100.0%	3.5%
Costs and expenses:
Cost of net revenues:
Product and supply costs	19.7%	23.2%	-12.4%
Patient service equipment depreciation	10.4%	11.2%	-4.0%
Operating expenses	1.7%	2.0%	-11.2%

Total cost of net revenues	31.8%	36.4%	-9.7%
Provision for doubtful accounts	4.7%	3.4%	43.9%
Selling, general and administrative	52.8%	53.3%	2.5%
Depreciation and amortization	1.7%	2.0%	-11.3%

Total costs and expenses	91.0%	95.1%	-1.0%

Operating income	9.0%	4.9%	92.0%
Interest expense, net	9.6%	9.5%	5.0%
Other income, net	-0.7%	-0.3%	182.0%
Loss on debt extinguishment	0.9%	—%	100.0%

Total other expenses	9.8%	9.2%	9.9%

Loss before income taxes	-0.8%	-4.3%	-79.7%
Federal and state income tax benefit	—%	—%	430.8%

Net loss	-0.8%	-4.3%	-80.1%

Year ended December 31, 2010 as compared to year ended December 31, 2009

Total net revenues for the year ended December 31, 2010 were $496.4 million as compared to $479.9 million for the comparable period in 2009, an increase of $16.5 million, or 3.5%. This increase is primarily attributable to $12.2 million from organic growth in our core oxygen and CPAP product line patient counts, approximately $9.5 million increase in net revenue associated with patients transitioned onto service with us through Equipment and Asset Purchases and $7.7 million associated with advertising revenue and other non-patient service revenue. These increases were partially offset by a $10.8 million impact of reductions in nebulizer medication reimbursement and volume and approximately $1.9 million impact from the 1.5% Medicare budget neutrality adjustment to stationary oxygen equipment reimbursement rates, which became effective January 1, 2010.

Cost of net revenues for the year ended December 31, 2010 decreased $17.0 million, or 9.7%, to $157.9 million, from the comparable period in 2009. Product and supply costs decreased $13.8 million which was primarily attributable to $11.9 million decrease in nebulizer medication expenses consistent with the volume reductions in our nebulizer medication business. In addition, patient service equipment depreciation decreased $2.1 million as a result of equipment becoming fully depreciated during the last twelve months and operating costs decreased by $1.1 million as a result of continued reductions in our pharmacy personnel costs consistent with the associated decreases in nebulizer medications discussed above. Cost of net revenues as a percentage of net revenue was 31.8% for the year ended December 31, 2010 as compared to 36.4% for the comparable period in 2009.

The provision for doubtful accounts for the year ended December 31, 2010 totaled $23.4 million, a $7.1 million increase from the comparable period in 2009. As a percentage of net revenues, the provision for doubtful accounts was 4.7% and 3.4% for the years ended December 31, 2010 and 2009, respectively. Although we have implemented more stringent collection policies and procedures, the magnitude of balances shifting to patient responsibility has increased as a result of patients losing insurance coverage and increased copayment and deductible amounts under employer-based plans. We have increased our provision rate for doubtful accounts to reflect these changes. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections.

Selling, general and administrative expenses for the year ended December 31, 2010 totaled $262.3 million, an increase of $6.4 million or 2.5% from the comparable period in 2009. The increase in selling, general and administrative expenses was primarily attributable to a $2.5 million reduction in marketing reimbursements which offset salary costs, a $2.1 million increase in contract and temporary labor costs due to increased utilization of respiratory therapists and transition costs associated with Equipment and Asset Purchases, a $1.2 million increase in sales commissions as a result of the increased levels of organic growth achieved during 2010, and increased collection service fees and expenses. These increases were partially offset by decreases in occupancy and telephone costs. Selling, general and administrative expenses as a percentage of net revenues decreased to 52.8% for the year ended December 31, 2010 from 53.3% for the year ended December 31, 2009.

Depreciation and amortization for the year ended December 31, 2010 totaled $8.7 million, a decrease of $1.1 million from the comparable period in 2009. This decrease is mainly the result of decreased capital expenditures on computer and other equipment, as well as certain computer and other equipment becoming fully depreciated during 2010. Depreciation and amortization as a percentage of net revenues decreased to 1.7% as compared to 2.0% for the comparable period in 2009.

Net interest expense for the year ended December 31, 2010 increased $2.3 million from the comparable period in 2009. This increase is primarily as a result of the replacement of the payment-in-kind term loan facility (the “Senior Facility”) in October 2010 with our Senior Secured Notes. The Senior Secured Notes bear interest at 10.75% while the Senior Facility had an average variable interest rate of 6.3%.

Other income, net for the year ended December 31, 2010 totaled $3.6 million, an increase of $2.3 million from the comparable period in 2009. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred, was approximately $2.9 million.

As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.

Net loss for the year ended December 31, 2010 was $4.2 million compared to a net loss of $21.1 million for the year ended December 31, 2009. This improvement is attributable to the changes in revenue, costs and expenses and other income, net described above partially offset by the loss on debt extinguishment.

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

The following table is a reconciliation of Adjusted EBITDA to net earnings (loss) (in thousands):

	Year ended December 31,
	2010	2009
Net loss	$(4,203)	$(21,081)
Federal and state income tax benefit	(69)	(13)
Interest expense	47,761	45,608
Depreciation and amortization, including patient service equipment depreciation	60,215	63,447
Accounts receivable adjustment(1)	5,000	—
Non-cash equity-based compensation expense	212	475
Restructuring related costs(2)	463	—
Settlement costs(3)	103	(17)
Loss on extinguishment of debt(4)	4,401	—
Other adjustments(5)	—	337

	$113,883	$88,756

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

(2)	Restructuring related costs generally consist of severance and location closure costs.

(3)	Settlement costs incurred outside our ordinary course of business which we do not believe reflect the current and ongoing cash charges related to our operating cost structure.

(4)

We terminated our Senior Facility dated March 30, 2007, and recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.

(5)	Other adjustments not considered indicative of our ongoing operating performance.

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

Liquidity and Capital Resources

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In addition, we continue to monitor and evaluate our current and projected financial performance to assess whether the cash generated from our operations in future years will continue to meet our working capital, capital expenditure and other cash needs going forward. We believe based upon our current cash projections that current cash balances together with cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs through 2011, subject to our ability to refinance our Senior Subordinated Notes. Our cash balances together with cash generated from our operations will not be sufficient to retire our outstanding Senior Subordinated Notes when they become due in April 2012, and accordingly, we expect to refinance these notes on or before November 30, 2011, subject to financial performance and market conditions or pursue other strategic alternatives. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the years ended December 31, 2010 and 2009.

Net cash provided by operating activities was $67.0 million and $38.3 million for the years ended December 31, 2010 and 2009, respectively.

Accounts receivable before allowance for doubtful accounts increased to $78.5 million at December 31, 2010 from $72.4 million at December 31, 2009. Days sales outstanding (DSO) (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 49.5 days at December 31, 2010 and 2009. There are several factors that continue to impact our DSO, including, but not limited to:

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

•

More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes may result in higher DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

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

The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of December 31, 2010 and 2009:

December 31, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	21%	8%	67%
Aged 91-180 days	5%	5%	7%	17%
Aged 181-360 days	4%	4%	7%	15%
Aged over 360 days	0%	1%	0%	1%

Total	47%	31%	22%	100%

December 31, 2009

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	40%	24%	6%	70%
Aged 91-180 days	6%	4%	6%	16%
Aged 181-360 days	2%	3%	7%	12%
Aged over 360 days	0%	1%	1%	2%

Total	48%	32%	20%	100%

Included in accounts receivable are earned but unbilled receivables of $18.9 million and $26.1 million at December 31, 2010 and 2009, respectively. These amounts include $3.6 million at December 31, 2010 and $6.8 million at December 31, 2009 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through Equipment Purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on operations and cash flows. For example, for the year ended December 31, 2010, we had approximately $4.0 million of changes in estimates (increasing contractual adjustments and the provision for doubtful accounts) related to the prior period recorded during the current period.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. We manage billing and collection of accounts receivable through our own billing and collection centers. In addition, we utilize, third-party collection resources to manage collection of amounts due from patients. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable and management’s associated estimates, which could have an impact on cash flows and results of operations. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. In addition, we periodically experience inconsistent payment patterns from CMS and its contractors and other third-party payors. As such, we may not be able to maintain our current levels of collectability. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow likely will significantly decline.

Net cash used in investing activities was $48.0 million and $52.7 million for the years ended December 31, 2010 and December 31, 2009, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. The decrease in net cash used in investing activities during 2010 is primarily attributable to $5.4 million reduction in our surety bond collateral and letters of credit included in restricted cash offset by an increase in capital expenditures. Cash used for capital expenditures totaled approximately $53.3 million (10.7% of our net revenues for the year ended December 31, 2010 as compared to $46.9 million (9.8% of our net revenues) for the same period in 2009. Included in the $53.3 million of cash used for capital expenditures for the year ended December 31, 2010 is a decrease of $3.1 million compared to December 31, 2009 in the property and equipment unpaid and included in accounts payable. In addition, cash used for capital expenditures for the years ended December 31, 2010 and 2009 includes $4.6 million and $10.5 million paid for new and used rental equipment from competitors exiting the home health care market, respectively. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company.

On October 6, 2010, we issued $230.0 million in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) pursuant to an indenture (the “Indenture”) among ourselves, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The Senior Secured Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Secured Notes were issued at a discount of $6.5 million and we incurred transaction costs of approximately $7.9 million. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13.7 million of cash on hand, to repay all of the outstanding indebtedness under our existing Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.

The Senior Secured Notes will mature on October 15, 2015 subject to automatic shortening of the maturity date. The maturity date of the Senior Secured Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of our Senior Subordinated Notes has been reduced to $10.0 million or less by means of repurchase or redemption.

In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement with the Initial Purchaser of the Senior Secured Notes, dated October 6, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to register the exchange of the Senior Secured Notes for freely tradable notes with terms that are substantially identical to the Senior Secured Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Secured Notes. On January 14, 2011, we completed the registered exchange offer with respect to the Senior Secured Notes.

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all or our assets, and enter into transactions with affiliates.

We have outstanding letters of credit totaling $8.8 million and $11.1 million as of December 31, 2010 and 2009, respectively, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash on our consolidated balance sheet as of December 31, 2010 and 2009.

Cash flows used in financing activities primarily relate to repayment of our Senior Facility. As of December 31, 2010, we had the following outstanding debt:

•

$223.8 million in aggregate principal amount of Senior Secured Notes, the proceeds of which were used to repay our Senior Facility. The notes mature on October 15, 2015. Interest of 10.75% is payable semi-annually in arrears on April 15 and October 15 of each year. Accrued interest on the Senior Secured Notes totaled $6.2 million at December 31, 2010.

•

$287.0 million aggregate principal amount of Senior Subordinated Notes, the proceeds of which were used to repay certain pre-petition claims owed to the creditors of our predecessor as part of its plan of reorganization. The notes mature on April 1, 2012. Interest of 9.5% is payable semi-annually in arrears on April 1 and October 1 of each year. Accrued interest on the Senior Subordinated Notes totaled $6.8 million at December 31, 2010 and 2009.

The Company, either directly or through a subsidiary, may from time to time seek to purchase or retire our outstanding indebtedness through cash purchases, in the open market, privately negotiated transactions or otherwise. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.

Off-balance Sheet Arrangements

We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control over Financial Reporting” that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.

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

The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-4
	Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2010 and 2009	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Index to Financial Statement Schedule

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

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

Date: February 28, 2011	ROTECH HEALTHCARE INC.

	By:	/s/ PHILIP L. CARTER
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

/s/ PHILIP L. CARTER Philip L. Carter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ STEVEN P. ALSENE Steven P. Alsene	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ ARTHUR J. REIMERS Arthur J. Reimers	Chairman of the Board	February 28, 2011

/s/ JAMES H. BLOEM James H. Bloem	Director	February 28, 2011

/s/ EDWARD L. KUNTZ Edward L. Kuntz	Director	February 28, 2011

/s/ ARTHUR SIEGEL Arthur Siegel	Director	February 28, 2011

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(o)	Second Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(a)	Indenture dated as of March 26, 2002 by and among Rotech Healthcare Inc., each of the Guarantors named therein and The Bank of New York.

4.3(a)	Form of 9 1/2% Senior Subordinated Notes due 2012 (included with Exhibit 4.2).

4.4(p)	Indenture dated as of October 6, 2010 by and among Rotech Healthcare Inc. each of the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, NA.

10.1(c)	Rotech Healthcare Inc. Common Stock Option Plan.

10.2(c)	Amendment No. 1 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.3(d)	Amendment No. 2 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.4(e)	Amendment No. 3 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.5(f)	Amendment No. 4 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.6(g)	Form of Common Stock Option Agreement.

10.7(i)	Rotech Healthcare Inc. Amended and Restated Nonemployee Director Restricted Stock and Stock Option Plan.

10.8(c)	Form of Restricted Stock Award Agreement.

10.9(p)	Registration Rights Agreement dated as of October 6, 2010, by and among Rotech Healthcare Inc., each of the guarantors listed on Schedule A thereto, and Credit Suisse Securities (USA) LLC.

10.10(j)	Rotech Healthcare Inc. Performance Bonus Plan

10.11(h)	Credit Agreement dated as of March 30, 2007 Among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as collateral agent and as administrative agent.

10.12	[reserved]

10.13(a)	Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(o)	Trust Agreement by and among NorthStar Trust Company and Rotech Healthcare Inc. dated July 1, 2007 with respect to the Rotech Healthcare Inc. Employees Plan.

Exhibit Number	Title
10.18	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2011.

10.19(k)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated May 19, 2008.

10.20(l)	Second Amended and Restated Employment Agreement with Philip L. Carter dated October 6, 2008.

10.21(l)	Second Amended and Restated Employment Agreement with Michael R. Dobbs dated October 6, 2008.

10.22(m)	First Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene dated April 18, 2008

10.23(l)	Second Amendment to the Letter Agreement between Rotech Healthcare Inc. and Steven P. Alsene dated October 6, 2008

10.24(f)	Letter agreement with Steven P. Alsene with Respect to Rights upon Termination of Employment dated November 8, 2006.

10.25(i)	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.27(i)	Form of Chief Executive Officer Option Agreement.

10.28(i)	Form of Nonemployee Director Option Agreement.

10.29(i)	Form of Officer (other than CEO) Option Agreement.

10.30	[reserved]

10.31	[reserved]

10.32(n)	Form of Indemnification Agreement for directors and officers.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accountants.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(d)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(e)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(f)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007.

(i)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 13, 2007.

(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

(k)	Incorporated by Reference to our Current Report on Form 8-K dated May 19, 2008 filed with the Securities and Exchange Commission on May 21, 2008.

(l)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 12, 2008.

(m)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 15, 2008

(n)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 1, 2006.

(o)	Incorporated by Reference to our Annual Report on From 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 7, 2008.

(p)	Incorporated by Reference to our Current Report on From 8-K filed with the Securities and Exchange Commission on October 8, 2010.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rotech Healthcare Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rotech Healthcare Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2010 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the maturity date of the Company’s Senior Secured Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of the Senior Subordinated Notes has been reduced to $10.0 million or less by means of repurchase or redemption. The potential for such acceleration of the maturity date of the Company’s Senior Secured Notes raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 28, 2011

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$63,046	$58,904
Accounts receivable, net	68,042	67,716
Other receivables	2,480	1,661
Income taxes receivable	111	101
Inventories	10,020	10,595
Prepaid expenses	3,390	3,723
Deferred tax assets, net	—	16

Total current assets	147,089	142,716
Property and equipment, net	105,290	113,414
Intangible assets (less accumulated amortization of $9,600 in 2010 and $9,030 in 2009)	14,434	15,543
Restricted cash	12,927	18,339
Other assets	11,322	8,529

	$291,062	$298,541

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$19,637	$24,637
Accrued expenses and other current liabilities	14,237	15,620
Accrued interest	13,159	7,105
Deferred revenue	9,058	8,444
Current portion of long-term debt	502	1,810

Total current liabilities	56,593	57,616
Deferred tax liabilities, net	614	738
Other long-term liabilities	515	556
Long-term debt, less current portion	510,909	512,863
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 239,496 and 241,471 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,116	5,173
Commitments and contingencies	—	—
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,616,103 and 25,541,270 shares issued and outstanding at December 31, 2010 and 2009, respectively	3	3
Additional paid-in capital	506,960	506,619
Accumulated deficit	(789,648)	(785,027)

Total stockholders’ deficiency	(282,685)	(278,405)

	$291,062	$298,541

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010 and 2009

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Net revenues	$496,426	$479,869
Costs and expenses:
Cost of net revenues:
Product and supply costs	97,698	111,498
Patient service equipment depreciation	51,541	53,667
Operating expenses	8,615	9,707

Total cost of net revenues	157,854	174,872
Provision for doubtful accounts	23,355	16,234
Selling, general and administrative	262,332	255,952
Depreciation and amortization	8,674	9,780

Total costs and expenses	452,215	456,838

Operating income	44,211	23,031

Other expenses (income):
Interest expense, net	47,680	45,401
Other income, net	(3,598)	(1,276)
Loss on debt extinguishment	4,401	—

Total other expenses	48,483	44,125

Loss before income taxes	(4,272)	(21,094)
Federal and state income tax benefit	(69)	(13)

Net loss	(4,203)	(21,081)
Accrued dividends on redeemable preferred stock	418	450

Net loss attributable to common stockholders	$(4,621)	$(21,531)

Net loss per common share:
Basic	$(0.18)	$(0.84)

Diluted	$(0.18)	$(0.84)

Weighted average shares outstanding:
Basic	25,571,793	25,510,399

Diluted	25,571,793	25,510,399

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2010 and 2009

(In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficiency
Balance at December 31, 2008	25,505,270	$3	$506,095	$(763,496)	$(257,398)
Net loss for the year ended December 31, 2009	—	—	—	(21,081)	(21,081)
Restricted stock awards released	36,000	—	—	—	—
Non-cash stock compensation	—	—	480	—	480
Repurchase redeemable preferred stock	—	—	44	—	44
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)

Balance at December 31, 2009	25,541,270	3	506,619	(785,027)	(278,405)
Net loss for the year ended December 31, 2010	—	—	—	(4,203)	(4,203)
Restricted stock awards released	36,000	—	—	—	—
Proceeds from exercise of stock options	38,833	—	41	—	41
Non-cash stock compensation	—	—	274	—	274
Repurchase redeemable preferred stock	—	—	26	—	26
Accrued dividends on redeemable preferred stock	—	—	—	(418)	(418)

Balance at December 31, 2010	25,616,103	$3	$506,960	$(789,648)	$(282,685)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009

(In thousands)

	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(4,203)	$(21,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	23,355	16,234
Depreciation and amortization	63,359	66,242
Payment-in-kind interest added to long-term borrowings	—	13,204
Loss on debt extinguishment	4,401	—
Deferred income taxes	(108)	(186)
Other	190	582
Changes in operating assets and liabilities:
Accounts receivable	(23,681)	(22,137)
Other receivables	(819)	908
Inventories	575	(1,093)
Prepaid expenses	333	(120)
Income tax receivable	(10)	152
Other assets	109	413
Accounts payable and accrued expenses	(3,160)	(8,798)
Accrued interest	6,054	(3,069)
Deferred revenue	614	(2,542)
Other long-term liabilities	(41)	(376)

Net cash provided by operating activities	66,968	38,333

Cash flows from investing activities:
Purchases of property and equipment	(53,257)	(46,861)
Deposits to restricted cash	—	(6,720)
Withdrawals from restricted cash	5,412	874
Identifiable intangible assets associated with asset purchases	(146)	—

Net cash used in investing activities	(47,991)	(52,707)

Cash flows from financing activities:
Payments of other liabilities	(349)	(672)
Payments on capital leases	(2,084)	(300)
Retirement of long-term borrowing	(225,765)	—
Proceeds from long-term borrowing	230,000	—
Prepayment premium on long-term borrowing	(2,258)	—
Debt issue costs	(14,407)	—
Net proceeds from stock option exercise	41	—
Repurchase Series A convertible redeemable preferred stock	(13)	—
Payments of dividends on redeemable preferred stock	—	(450)

Net cash used in financing activities	(14,835)	(1,422)

Increase (decrease) in cash and cash equivalents	4,142	(15,796)
Cash and cash equivalents, beginning of year	58,904	74,700

Cash and cash equivalents, end of year	$63,046	$58,904

Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$805	$1,682
Property and equipment unpaid and included in accounts payable	$3,605	$6,735
Payment-in-kind interest added to long-term borrowings	$—	$13,204
Supplemental disclosures of cash flow information:
Interest paid	$35,787	$32,784
Income taxes paid	$30	$21

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years ended December 31, 2010 and 2009

(In thousands, except share and per share data)

(1) Basis of Presentation

These footnotes and accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our”, and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries and not any other person. The Company has evaluated significant events and transactions that occurred after December 31, 2010 through the date of filing this report on Form 10-K. For all periods presented herein, there were no differences between net earnings (loss) and comprehensive earnings (loss).

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

(2) Liquidity

We completed a refinancing of our former payment-in-kind term loan facility (the “Senior Facility”) in October 2010 with the issuance of $230,000 in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”). The maturity date of the Senior Secured Notes will be automatically shortened to December 31, 2011 unless, prior to November 30, 2011, the aggregate principal amount of our 9.5% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) has been reduced to $10,000 or less by means of repurchase or redemption. It is our intention to refinance part or all of our Senior Subordinated Notes prior to November 30, 2011 subject to financial performance and market conditions. There can be no assurance, however, that we will be able to refinance our Senior Subordinated Notes, on commercially reasonable terms or at all. In the event that we are unable to complete a refinancing of our Senior Subordinated Notes on or before November 30, 2011, we may be required to consider all of our alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and elimination of all value of our outstanding common stock. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although we are highly leveraged, we believe based upon our current cash projections that current cash balances together with cash generated from our operations will be sufficient to meet our working capital, capital expenditure and other cash needs through 2011, subject to our ability to refinance our Senior Subordinated Notes.

(3) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples include estimates for the allowance for contractual adjustments and the allowance for doubtful accounts; impairment of long-lived assets; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period(s); and the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; our price to the payor is fixed or determinable; and collectability is reasonably assured.

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

Net Revenues

Net revenues are recorded at net realizable amounts estimated to be paid by patients and third-party payors. Our billing system contains payor-specific price tables that reflect the fee schedule amounts, as available, in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Net revenues are recorded based upon the applicable fee schedule.

We track collections and adjustments as a percentage of related revenues. Historical collection and adjustment percentages serve as the basis for our provisions for contractual adjustments and doubtful accounts. The provision for contractual adjustments is recorded as a reduction to net revenues and consists of:

(1) Differences between non-contracted third-party payors’ allowable amounts and our usual and customary billing rate. We do not have contracts or fee schedules with all third-party payors. Accordingly, for non-contracted payors where no fee schedule is available, we record revenue based upon our usual and customary billing rates. Actual adjustments that result from differences between the non-contracted third-party payors’ allowable amounts and our usual and customary billing rates are recorded against the allowance for contractual adjustments and are typically identified and recorded at the point of cash application.

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

We closely monitor our historical contractual adjustment rates, as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information it believes to be available. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, patient qualification for medical necessity of equipment and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Net revenues also include advertising and other non-patient service revenue.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

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

Equipment and Asset Purchases from Competitors

We purchase new and used rental equipment and inventory from competitors exiting the home health care market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition these patients onto service with our Company, subject to patient consent, physician approval and insurance authorization. The equipment and inventory purchased from these competitors represents only a limited subset of the assets and activities used in operating their respective businesses. Accordingly, these equipment purchases (“Equipment Purchases”) are recorded based upon the fair market value of the underlying equipment and inventory, and included in purchases of property and equipment in the accompanying consolidated statement of cash flows.

In addition, in certain circumstances, we purchase additional assets from competitors in conjunction with the purchase of their rental equipment and inventory. These additional assets may include identifiable intangible assets such as non-competition agreements, patient files and the legal entity name. In these asset purchase transactions, we are able to continue billing and servicing the associated patients without interruption. Accordingly, these asset purchases (“Asset Purchases”) are accounted for as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805). Pro forma results and other expanded disclosures required by ASC 805 have not been presented as these purchases individually and in the aggregate are not material.

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

Distribution Expenses

Distribution expenses are included in selling, general and administrative expenses. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; and salaries and other costs related to drivers and dispatch personnel. Such expenses fall within the definition of “shipping and handling” costs as discussed in ASC Paragraph 605-45-45-19, Revenue Recognition: Principal Agent Considerations: Shipping and Handling Fees and Costs which permits their income statement classification within selling, general and administrative expenses.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2010 and 2009, advertising expenses were $323 and $425, respectively.

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

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC Topic 740, Income Taxes (ASC 740) formerly FASB Financial Interpretation No. 48. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

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

Fair Value of Financial Instruments

We believe the carrying amounts of cash, accounts receivable, other receivables, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

The fair value of our Senior Secured Notes approximates its carrying value because of the relatively short time period it has been outstanding. The fair value of our Senior Subordinated Notes is based on quoted market prices. The estimated fair value of the Senior Subordinated Notes at December 31, 2010 and 2009 was $277,054 and $149,177, respectively.

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

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (ASU) 2010-24 which requires that health care organizations present insurance claims and insurance recoveries on a gross basis rather than offsetting such amounts against each other for financial presentation. This ASU is effective for fiscal years beginning after December 15, 2010, and as such we have adopted this ASU as of January 1, 2011. We do not expect that adoption of this ASU will have any material impact on our results of operations or financial condition.

On August 28, 2009, FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC 820 to clarify that a liability may be valued using an identical liability traded as an asset with a quoted price. This update is effective for the first interim or annual reporting period beginning after the issuance date. We adopted this update, as required, for the period ended September 30, 2009. Adoption of ASU 2009-05 did not have any impact on our results of operations or financial condition.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (ASC 805). ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of ASC 805 are effective as of the beginning of the 2009 calendar year. We adopted ASC 805 on January 1, 2009 and it did not have a material impact on our results of operations or financial condition.

(4) Accounts Receivable

Accounts receivable, net of allowances for contractual adjustments and doubtful accounts consist of the following at December 31:

	2010	2009
Accounts receivable	$97,765	$95,649
Less allowance for contractual adjustments	19,246	23,207
Less allowance for doubtful accounts	10,477	4,726

	$68,042	$67,716

Included in accounts receivable at December 31, 2010 and 2009 are amounts due from Medicare, Medicaid and other federally funded programs (primarily the Veterans Administration) which represents 58.1% and 58.1% of total outstanding receivables, respectively.

Included in accounts receivable are earned but unbilled receivables of $18,851 and $26,102 at December 31, 2010 and 2009, respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5) Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009
Patient service equipment	$463,433	$424,291
Furniture, office equipment, computers and software	31,330	33,818
Vehicles	5,395	2,162
Leasehold improvements	4,488	5,546

	504,646	465,817
Less accumulated depreciation	399,356	352,403

	$105,290	$113,414

Depreciation expense was $58,960 and $62,121 for the years ended December 31, 2010 and 2009, respectively.

(6) Intangible Assets

We performed our annual impairment assessment on our intangible assets as of September 30, 2010 and 2009. Based upon these analyses we determined that there were no impairments. No events or circumstances have occurred that required additional assessments since the date of our annual impairment test.

Estimated amortization expense of intangible assets subject to amortization for the next five fiscal years is as follows: 2011—$1,185; 2012—$1,177; 2013—$1,174; 2014—$1,174; 2015—$1,174. Amortization expense was $1,255 and $1,326 for the years ended December 31, 2010 and 2009, respectively.

The following table reflects the components of identifiable intangible assets:

	December 31, 2010		December 31, 2009
	Gross carrying amount[1]	Accumulated amortization	Gross carrying amount[2]	Accumulated amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$5,250	$12,000	$4,650
Computer software	5,000	2,917	5,000	2,583
Other	5,034	1,433	5,573	1,797

Subtotal	22,034	9,600	22,573	9,030

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$24,034	$9,600	$24,573	$9,030

[1]	During the year ended December 31, 2010 we wrote off $685 of fully amortized identifiable intangibles.

[2]	During the year ended December 31, 2009 we wrote off $1,451 of fully amortized non-compete agreements.

(7) Restricted Cash

Restricted cash consists of the following at December 31:

	2010	2009
Restricted cash collateralizing outstanding letters of credit	$9,207	$11,619
Restricted cash held as collateral for Medicare surety bonds	3,720	6,720

	$12,927	$18,339

(8) Other Assets

Other assets consist of the following at December 31:

	2010	2009
Deferred financing costs, net	$9,214	$6,312
Prepaid expenses—long-term	226	85
Deposits	1,882	2,132

	$11,322	$8,529

Amortization of the deferred financing costs was $3,144 and $2,795 for the years ended December 31, 2010 and 2009, respectively. Accumulated amortization of the deferred financing costs was $5,746 and $21,019 as of December 31, 2010 and 2009, respectively.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2010	2009
Accrued salaries and wages	$7,079	$5,763
Accounts receivable credit balances	2,079	3,552
Accrued health insurance and other claims	3,724	4,367
Current portion of priority tax claim	—	528
Sales tax payable	535	756
Accrued employee/employer 401K contributions	134	141
Dividends payable	435	—
Other	251	513

	$14,237	$15,620

(10) Debt

Our long-term debt consists of the following at December 31:

	2010	2009
Capital lease obligations with interest implied at a fixed rate between 5.5% and 12.1%, due in equal monthly installments from January 2011 through November 2012, secured by equipment	$629	$337
Capital lease obligation with 3.6% interest due in one installment payable in April 2010, secured by equipment	—	1,571
Former secured payment-in-kind term loan repaid in full on October 6, 2010	—	225,765
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $6,218 unamortized original issue discount in 2010	223,782	—
9.5% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1	287,000	287,000

Sub total	511,411	514,673
Less current portion	502	1,810

Total long-term debt	$510,909	$512,863

On October 6, 2010, we issued $230,000 in aggregate principal amount of Senior Secured Notes. The Senior Secured Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Secured Notes were issued at a discount of $6,465 and we incurred transaction costs of approximately $7,942. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13,698 of cash on hand, to repay all of the outstanding indebtedness including accrued interest of $2,761 under our former Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4,401 loss on extinguishment of debt related to unamortized debt issuance costs of $2,143 and prepayment premiums of $2,258.

The Senior Secured Notes will mature on October 15, 2015 subject to automatic shortening of the maturity date. The maturity date of the Senior Secured Notes will be automatically shortened to December 31, 2011, unless prior to November 30, 2011, the aggregate principal amount of our Senior Subordinated Notes due has been reduced to $10,000 or less by means of repurchase or redemption. In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement with the Initial Purchaser of the Senior Secured Notes, dated October 6, 2010 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to register the exchange the Senior Secured Notes for freely tradable notes with terms that are substantially identical to the Senior Secured Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Secured Notes. On January 14, 2011, we completed the registered exchange offer with respect to the Senior Secured Notes.

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all or our assets, and enter into transactions with affiliates.

During the years ended December 31, 2010 and 2009, we paid $8,312 and $4,921, respectively, of interest in cash under our Senior Facility. As a payment-in-kind term loan facility, we had the option of adding the interest payment to the principal amount. From March 2007 through August 2009, we did not elect to pay any such accrued interest in cash. Accordingly, a total of $13,204 in accrued interest was added to the principal amount on the applicable interest payment dates during 2009. There was no accrued interest recorded on the payment-in-kind term loan at December 31, 2009.

We have outstanding letters of credit totaling $8,765 and $11,065 as of December 31, 2010 and 2009, respectively, which are cash collateralized at 105% of their face amount. The cash collateral for these outstanding letters of credit is included in restricted cash on our accompanying consolidated balance sheet as of December 31, 2010 and 2009.

Our Senior Subordinated Notes are subordinated to our existing and future senior debt. Because the notes are subordinated, in the event of bankruptcy, liquidation or dissolution, or certain other events, including certain defaults on our Senior Secured Notes, we may be prevented from making payments on the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains covenants that, among other things, limit our ability to incur additional indebtedness and issue certain capital stock; pay dividends on, redeem or repurchase capital stock; make investments; sell assets; engage in transactions with affiliates; create certain liens; and consolidate, merge or transfer all or substantially all of our assets. Our Senior Subordinated Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets or operations. There are no significant restrictions on our ability or any of our subsidiary guarantors to obtain funds from any of their respective subsidiaries by dividend or loan. The indenture also provides that a default under our Senior Secured Notes that results in the acceleration of our obligations under such agreement will create an event of default on our outstanding Senior Subordinated Notes, which will allow the holders of at least 25% of the principal amount of the then outstanding Senior Subordinated Notes to declare such notes immediately due and payable.

Long-term debt maturities excluding capital lease obligations are as follows: 2011—$0; 2012—$287,000; 2013—$0; 2014—$0; 2015 and thereafter—$230,000.

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2011	$566
2012	120

Total	686
Less amount representing interest	57

Present value of minimum capital lease payments	$629

At December 31, 2010, the equipment under capital leases is included in property and equipment with a carrying amount of $834 and $183 of accumulated depreciation.

Interest expense, net was as follows for the years ended December 31:

	2010	2009
Interest expense	$47,761	$45,748
Interest income	(81)	(347)

Interest expense, net	$47,680	$45,401

(11) Lease Commitments

We operate principally in leased offices and warehouse facilities. Lease terms range from three to ten years with renewal options for additional periods. Many leases provide that we pay taxes, maintenance, insurance and other expenses. Rentals are generally increased annually by the Consumer Price Index, subject to certain maximum amounts defined within individual agreements.

We recognize rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $26,810 and $29,642 for the years ended December 31, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2010, the short-term portion of the liability of $84 is included in the accompanying consolidated balance sheet within accrued expenses and other current liabilities. The long-term liability portion of $515 is included in other long-term liabilities.

Future minimum rental commitments under non-cancelable leases, for corporate offices, billing centers and branch locations , are as follows:

For the years ending December 31:
2011	$17,183
2012	11,961
2013	6,217
2014	3,888
2015	2,511
Thereafter	—

$41,760

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

Stock Options: At December 31, 2010, options to acquire up to 3,347,238 shares of common stock were available for grant pursuant to the Share-Based Compensation Plans, options exercisable for 2,646,193 shares of common stock were outstanding at prices ranging from $0.41 to $20.00 per share, and 448,105 shares of common stock had been issued upon the exercise of options granted under the Shared-Based Compensation Plans. For the year ended December 31, 2010 and 2009, we recorded share-based compensation expense of $212 and $475, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during each of the respective years ended December 31:

	2010	2009
Expected volatility	179.71%	178.89%
Dividend yield	—%	—%
Expected option life (years)	3.00	2.77
Average risk-free interest rate	1.38%	2.11%

The following table summarizes our stock option transactions for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,380,490	$1.39
Granted	20,000	$0.47
Exercised	(38,833)	$1.06
Forfeited	—	$—

Options outstanding at December 31, 2010	3,361,657	$1.39	5.67	$—

Options exercisable at December 31, 2010	2,646,193	$1.63	6.06	$—

Options fully vested and expected to vest at December 31, 2010	3,231,004	$1.42	5.58	$—

The following table summarizes the transactions for our non-vested shares for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	1,231,948	$0.59
Granted	20,000	$0.47
Vested	(536,484)	$0.72
Forfeited	—	$—

Non-vested shares at December 31, 2010	715,464	$0.49

As of December 31, 2010, there was $93 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.75 years. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $217 and $503, respectively.

Restricted Stock Awards and Units: We granted 36,000 shares of restricted stock during the year ended December 31, 2010 with a weighted average per share fair value of $2.14. We granted 36,000 shares of restricted stock during the year ended December 31, 2009 with a weighted average per share fair value of $0.50. Stock compensation expense recognized by us in the years ended December 31, 2010 and 2009 under the Restricted Plan was approximately $58 and $5, respectively.

Earnings Per Common Share: Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 2,150,475 and 2,945,947 for the years ended December 31, 2010 and 2009, respectively, are excluded from the computation of diluted earnings per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

A reconciliation of the number of common shares used in calculation of basic and diluted earnings per share for the years ended December 31 are presented below:

	2010	2009
Weighted average basic shares	25,571,793	25,510,399
Effect of dilutive securities:
Stock options	—	—
Stock awards	—	—

Weighted average diluted shares	25,571,793	25,510,399

(13) Income Taxes

Income tax benefit for the years ended December 31 consists of:

	2010	2009
Current:
Federal	$(3)	$(9)
State	42	182

Total current provision	39	173

Deferred:
Federal	—	—
State	(108)	(186)

Total deferred provision	(108)	(186)

Federal and state income tax benefit	$(69)	$(13)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	2010	2009
Current deferred tax (assets) liabilities:
Other accrued liabilities	$(3,967)	$(1,838)
Other	(1,878)	(1,679)
Less: valuation allowance	5,845	3,501

Total current deferred tax assets, net	—	(16)

Long-term deferred tax (assets) liabilities:
Property and equipment	283	(371)
Intangible assets	(108,987)	(114,356)
Net operating loss (NOL) carryforward	(69,467)	(64,571)
Other deferred liabilities, net	648	675
Less: valuation allowance	178,137	179,361

Total long-term deferred tax liabilities, net	614	738

Net deferred tax liabilities	$614	$722

A reconciliation of the tax provision computed at the statutory federal tax rate on earnings before income taxes to the actual income tax provision is as follows for the years ended December 31:

	2010	2009
Tax provision computed at the statutory rate	$(1,495)	$(7,383)
State income taxes, net of federal income tax benefit	(127)	(641)
Other book expenses not deductible for tax purposes	441	997
Increase in deferred tax asset valuation allowance	1,120	6,764
Write-off of NOLs under Section 382	(8)	250

Total income tax benefit	$(69)	$(13)

At December 31, 2010 and 2009, we wrote off $8 and $250, respectively, of deferred tax assets due to identified built-in loss limitations and reductions in availability of Net Operating Loss (NOL) carryforwards in accordance with Section 382 of the Internal Revenue Code. We have available federal NOLs of approximately $178,189, net of gross unrecognized tax benefits, as of December 31, 2010, which will fully expire in 2030. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at December 31 is as follows:

	2010	2009
Gross unrecognized tax benefits beginning of year	$8,300	$12,285
Increases (decreases) in tax positions for prior years	1,572	(138)
Decreases in tax positions for current year	(2,555)	(3,730)
Lapse in statute of limitations	(112)	(117)

Gross unrecognized tax benefits end of year	$7,205	$8,300

If recognized, in 2010 and 2009 only $525 and $616, respectively of the gross unrecognized tax benefits would impact our effective tax rate in the respective years. The remaining $6,680 and $7,684 for 2010 and 2009, respectively, of gross unrecognized tax benefits is highly certain in the respective year, however, there is uncertainty about the timing of their tax recognition. The disallowance of these tax positions would not impact the effective income tax rate nor would it accelerate a material amount of cash payments to the taxing authority because of our large unrecognized NOL positions. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

As of December 31, 2010 and 2009, we had a balance of accrued interest related to uncertain tax positions in the amount of $89 and $106, respectively. We had a net reduction of $17 and $46 in interest expense associated with our uncertain tax positions, for the year ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009 no penalties have been accrued.

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

We are currently open to audit for all years ended December 31, 2002 to present because of our large NOL carryforwards. However, we are only open to additional tax assessments under the Internal Revenue Code Statute of Limitations for the years ended December 31, 2007 to present. The IRS commenced examinations of the Company’s U. S. income tax return for 2008 in the third quarter of 2010 and for 2009 in the first quarter of 2011. As of December 31, 2010, the IRS has not proposed any adjustments. Our state income tax returns are open to audit under the various statutes of limitations for the years ended December 31, 2002 to present. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon our results of operations or financial condition.

(14) Insurance Coverage

We have a self-insured plan for health and medical coverage for our employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $250. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets were approximately $1,557 and $2,432 as of December 31, 2010 and 2009, respectively.

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

Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. We do not believe that any lawsuit we (or our predecessor, Rotech Medical Corporation, the “Predecessor”) are a party to, if resolved adversely, would have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. Since the date of confirmation of the plan of reorganization, we have not and our predecessor has not received any correspondence from a state challenging the pre-petition discharge of claims. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. As a result, we maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate.

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

During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred was approximately $2.9 million. This amount is included in other income for the year ended December 31, 2010 in the accompanying consolidated statement of operations.

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

(16) Employee Benefit Plans

401(k) Savings Plan

We sponsor a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. Our contribution expense was approximately $95 and $102 for the years ended December 31, 2010 and 2009, respectively.

Employee Profit Sharing Plan

Pursuant to the Plan, in 2002 we contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred”—see Note 17) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (the “Employees Plan”). Employees of the Company as of the effective date of the Employees Plan (the “Effective Date”), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on January 1 or July 1 following their first day of employment with the Company. Our contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by us to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. There were no discretionary contributions made during the years ended December 31, 2010 and 2009.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2010 and 2009, we repurchased 1,975 and 2,542 shares, respectively.

(17) Series A Convertible Redeemable Preferred Stock

We issued 250,000 shares of Series A Preferred upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by our employee profit sharing plan (see Note 16) and the total preferred stock authorized by us is 1,000,000 shares. Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and were paid in January 2011. At the meeting of the board of directors held on June 23, 2009, dividends in the amount of $450 were declared on our Series A Preferred and were paid in December 2009.

The Series A Preferred has conditional redemption features. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by us on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 239,496 shares of Preferred Stock would be approximately $4,790 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in ASC Topic 480, Distinguishing Liabilities From Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements.

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

No dividends will be declared or paid upon our common stock, unless and until dividends have been declared on the Series A Preferred. Dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008
Dividend	$450	June 2009	December 2009
Dividend	$435	June 2010	January 2011

(18) Revenue Data and Concentration of Credit Risk

Net revenues are derived from the following principal service categories:

	For the year ended December 31,
	2010	2009
Oxygen and other respiratory therapy	$429,533	$420,953
Home medical equipment	54,879	54,204
Other	12,014	4,712

	$496,426	$479,869

Our revenue is generated through approximately 425 operating locations in 48 states. We generally do not require collateral or other security in extending credit to patients; however, we routinely obtain assignment of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration) and from the states under Medicaid.

Revenues were derived from the following payor sources for the years ended December 31:

	2010	2009
Medicare	40.7%	42.1%
Commercial payors	37.9%	37.9%
Department of Veterans Affairs	10.5%	9.5%
Medicaid	6.9%	6.5%
Private payors	4.0%	4.0%

Total	100.0%	100.0%

(19) Equipment and Asset Purchases

During the year ended December 31, 2010 and 2009, we completed $3,777 and $10,517, respectively, of Equipment Purchases. The aggregate cost of these Equipment Purchases has been recorded as follows:

	Years ended December 31,
	2010	2009
Property and equipment	$3,679	$10,254
Inventory	98	263

Total	$3,777	$10,517

During the year ended December 31, 2010, we completed Asset Purchases totaling $866, the aggregate cost of which has been recorded as follows:

Year ended December 31,
2010
Property and equipment	$668
Identifiable intangible assets	146
Inventory	52

Total	$866

We did not have any Asset Purchases during the year ended December 31, 2009.

(20) Subsequent Events

During the months of January and February 2011, we closed on Equipment and Asset Purchases with an aggregate purchase price of $8.7, of which $7.5 was paid in cash upon closing of the respective transactions and $1.2 of which is payable in cash within 60-90 days after the respective closing dates, subject to certain holdback provisions. We did not assume any liabilities from the respective sellers in conjunction with these Equipment and Asset Purchases.