Form 10-Q
period 2011-03-31
ROTECH HEALTHCARE INC
filed 2011-05-09
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 3, 2011, the registrant had 25,680,268 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$44,388	$63,046
Accounts receivable, net	77,647	68,042
Other receivables	3,817	2,480
Income taxes receivable	121	111
Inventories	12,308	10,020
Prepaid expenses	4,677	3,390

Total current assets	142,958	147,089
Property and equipment, net	108,643	105,290
Intangible assets (less accumulated amortization of $9,919 at March 31, 2011 and $9,600 at December 31, 2010)	15,269	14,434
Restricted cash	8,765	12,927
Other assets, including debt issue costs	20,562	11,322

	$296,197	$291,062

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$28,649	$19,637
Accrued expenses and other current liabilities	15,075	14,237
Accrued interest	13,317	13,159
Deferred revenue	8,949	9,058
Current portion of long-term debt	415	502

Total current liabilities	66,405	56,593
Deferred tax liabilities, net	513	614
Other long-term liabilities	536	515
Long-term debt, less current portion	508,896	510,909
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 239,496 shares issued and outstanding at March 31, 2011 and December 31, 2010	5,222	5,116
Commitments and contingencies
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,680,268 and 25,616,103 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	507,069	506,960
Accumulated deficit	(792,447)	(789,648)

Total stockholders’ deficiency	(285,375)	(282,685)

	$296,197	$291,062

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2011	2010
Net revenues	$121,506	$123,366
Costs and expenses:
Cost of net revenues	39,098	40,843
Selling, general and administrative	62,631	66,408
Provision for doubtful accounts	5,239	9,331
Depreciation and amortization	2,374	2,005

Total costs and expenses	109,342	118,587

Operating income	12,164	4,779

Other expense (income):
Interest expense, net	14,567	11,124
Other (income) expense, net	(862)	13
Loss on debt extinguishment	1,216	—

Total other expense	14,921	11,137

Loss before income taxes	(2,757)	(6,358)
Income tax (benefit) expense	(64)	150

Net loss	(2,693)	(6,508)
Accrued dividends on convertible redeemable preferred stock	106	91

Net loss attributable to common stockholders	$(2,799)	$(6,599)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	25,644,113	25,541,270

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2010
Net loss	$(2,693)	$(6,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	5,239	9,331
Depreciation and amortization	16,024	15,892
Loss on debt extinguishment	1,216	—
Deferred income taxes	(101)	86
Other	(21)	102
Changes in operating assets and liabilities:
Accounts receivable	(14,844)	(13,811)
Other receivables	(1,337)	(1,055)
Income taxes receivable	(10)	—
Inventories	(2,242)	2,393
Prepaid expenses	(1,286)	(197)
Other assets	(2,026)	92
Accounts payable and accrued expenses	5,050	(1,685)
Other long-term liabilities	21	20
Accrued interest	158	6,839
Deferred revenue	(109)	(218)

Net cash provided by operating activities	3,039	11,281

Cash flows from investing activities:
Purchases of property and equipment	(12,878)	(11,222)
Identifiable intangible assets associated with equipment purchases	(263)	—
Cash paid for asset purchases	(2,486)	—
Withdrawals from restricted cash	4,162	—

Net cash used in investing activities	(11,465)	(11,222)

Cash flows from financing activities:
Payments on capital leases	(145)	(75)
Payments of other liabilities	—	(175)
Proceeds from long-term borrowing	284,771	—
Retirement of long-term borrowing	(287,000)	—
Debt issue costs	(7,479)	—
Net proceeds from stock option exercise	56	—
Payments of dividends on Series A convertible redeemable preferred stock	(435)	—

Net cash used in financing activities	(10,232)	(250)

Decrease in cash and cash equivalents	(18,658)	(191)
Cash and cash equivalents, beginning of period	63,046	58,904

Cash and cash equivalents, end of period	$44,388	$58,713

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our significant accounting policies as disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated significant events and transactions that occurred after March 31, 2011 through the date of filing this report on Form 10-Q.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net income and comprehensive income.

(2)	Liquidity

We completed a refinancing of our former 9.5% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) in March 2011 with the issuance of $290,000 in aggregate principal amount of 10.5% Senior Second Lien Notes due 2018 (the “Senior Second Lien Notes”). We completed a refinancing of our former payment-in-kind term loan facility (the “Senior Facility”) in October 2010 with the issuance of $230,000 in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”).

We are highly leveraged. As of March 31, 2011, we had $509,311 of long-term debt outstanding. Our Senior Secured Notes ($224,037) mature in October 2015 and our Senior Second Lien Notes ($284,793) mature in March 2018. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances, cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months.

(3)	Earnings Per Common Share

Basic earnings per share (EPS) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2011 and 2010. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 2,983,201 and 3,589,000 for the three months ended March 31, 2011 and 2010, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common shareholders and shares outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31, 2011 and 2010 are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2011:
Basic and diluted EPS:
Net loss	$(2,693)
Accrued dividends on convertible redeemable preferred stock	106

Net loss attributable to common stockholders	$(2,799)	25,644,113	$(0.11)

For the Three Months Ended March 31, 2010:
Basic and diluted EPS:
Net loss	$(6,508)
Accrued dividends on convertible redeemable preferred stock	91

Net loss attributable to common stockholders	$(6,599)	25,541,270	$(0.26)

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

(4)	Equipment and Asset Purchases

During the three months ended March 31, 2011 and 2010, we completed $5,809 and $282, respectively, of purchases of new and used rental equipment and inventory from competitors exiting the home health care market which represents a limited subset of the assets and activities used in operating their respective businesses (“Equipment Purchases”). The aggregate cost of these Equipment Purchases has been recorded as follows:

	Three Months Ended March 31,
	2011	2010
Property and equipment	$5,103	$268
Inventory	443	14
Identifiable intangible assets	263	—

Total	$5,809	$282

During the three months ended March 31, 2011, we completed purchases of new and used rental equipment, inventory and other additional assets, including identifiable intangible assets, from competitors exiting the home health care market representing a business combination (“Asset Purchases”) totaling $3,173, the aggregate cost of which has been recorded as follows:

Three Months Ended March 31,2011
Property and equipment	$2,193
Identifiable intangible assets	934
Inventory	46

Total	$3,173

We did not have any Asset Purchases during the three months ended March 31, 2010. Pro forma results and other expanded disclosures required by the Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, have not been presented as these purchases individually and in the aggregate are not material.

(5)	Intangible Assets

Intangible assets of a reporting unit will be tested for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of intangible assets:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$5,400	$12,000	$5,250
Computer software	5,000	3,000	5,000	2,917
Other	6,188	1,519	5,034	1,433

Subtotal	23,188	9,919	22,034	9,600

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$25,188	$9,919	$24,034	$9,600

During 2011, we wrote off fully amortized intangibles in the amount of $43. Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $362 and $326, respectively. During 2011, we recorded $1,197 of other intangibles subject to amortization which have a weighted average remaining life of 3.5 years.

Estimated amortization expense for each of the fiscal years ending December 31, is as follows:

Amount
2011	$1,547
2012	1,574
2013	1,571
2014	1,409
2015	1,250

(6)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended March 31,
	2011	2010
Respiratory therapy equipment and services	$106,056	$106,660
Durable medical equipment	12,888	13,278
Other	2,562	3,428

Net revenue	$121,506	$123,366

(7)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from the states under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 57.2% and 57.7% of our patient revenue for the three months ended March 31, 2011 and 2010, respectively.

(9)	Debt

Our long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Capital lease obligations with interest implied at fixed rates between 5.5% and 12.0%, due in equal monthly installments with terms expiring from July 2011 through November 2012, secured by equipment	$481	$629
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $5,963 and $6,218 unamortized original issue discount at March 31, 2011 and December 31, 2010, respectively	224,037	223,782
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $5,207 unamortized original issue discount at March 31, 2011	284,793	—
9.5% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1, fully satisfied March 17, 2011	—	287,000

Subtotal	509,311	511,411
Less current portion	415	502

Total long-term debt	$508,896	$510,909

On March 17, 2011, we issued $290,000 in aggregate principal amount of Senior Second Lien Notes. The Senior Second Lien Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC and Jefferies & Company, Inc. (the “Initial Purchasers”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchasers to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act. The Senior Second Lien Notes were also offered and sold to certain directors of the Company who are accredited investors as defined in Rule 501(a) under the Securities Act.

The Senior Second Lien Notes were issued at a discount of $5,229 and we incurred transaction costs of approximately $8,823. The discount and transaction costs associated with the Senior Second Lien Notes will be amortized as interest expense over the term of these notes. Interest will be payable semi-annually on March 15 and September 15 commencing on September 15, 2011. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24,485 of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the

Senior Second Lien Notes on March 17, 2011, we deposited $301,920 with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287,000 and accrued interest through April 18, 2011 of $14,920, of which $1,288 is included in prepaid expenses in the accompanying condensed consolidated balance sheet as of March 31, 2011. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and cancelled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1,216 loss on extinguishment of debt related to unamortized debt issuance costs.

The Senior Second Lien Notes will mature on March 15, 2018. In connection with the issuance of the Senior Second Lien Notes, we entered into a registration rights agreement with the Initial Purchasers of the Senior Second Lien Notes, dated March 17, 2011 (the “Senior Second Lien Notes Registration Rights Agreement”). Pursuant to the Senior Second Lien Notes Registration Rights Agreement, we agreed to exchange the Senior Second Lien Notes for freely tradable notes with terms that are substantially identical to the Senior Second Lien Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Second Lien Notes.

The indenture governing the Senior Second Lien Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all of substantially all or our assets, and enter into transactions with affiliates. The Senior Second Lien Notes are secured by a second priority security interest in substantially all of the Company’s assets. The Senior Second Lien Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets and operations.

Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers and Jefferies Finance LLC, as documentation agent. The credit agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the “Revolving Credit Facility”). The Revolving Credit Facility expires on March 17, 2012. There was no debt outstanding under the Revolving Credit Facility as of March 31, 2011.

The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of March 31, 2011, we were below the maximum leverage ratio threshold, as defined therein.

All borrowings under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets. The interest rate per annum applicable to the Revolving Credit Facility is adjusted LIBOR or, at our option, the alternate base rate, which is the higher of (a) the prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the adjusted LIBOR plus 1.0% in each case, plus the applicable margin (as defined below). The applicable margin in the case of LIBOR advances is 5.0% and in the case of alternate base rate advances is 4.0%. The default rate on the Revolving Credit Facility is 2.0% above the otherwise applicable interest rate. We are also obligated to pay a commitment fee of 0.75% on the unused portion of our Revolving Credit Facility.

On October 6, 2010, we issued $230,000 in aggregate principal amount of Senior Secured Notes. The Senior Secured Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by the Securities Act, and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Secured Notes were issued at a discount of $6,465 and we incurred transaction costs of approximately $7,983. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13,698 of cash on hand, to repay all of the outstanding indebtedness including accrued interest of $2,761 under our former Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4,401 loss on extinguishment of debt related to unamortized debt issuance costs of $2,143 and prepayment premiums of $2,258.

The Senior Secured Notes will mature on October 15, 2015. In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement with the Initial Purchaser of the Senior Secured Notes, dated October 6, 2010 (the “Senior Secured Notes Registration Rights Agreement”). Pursuant to the Senior Secured Notes Registration Rights Agreement, we agreed to exchange the Senior Secured Notes for freely tradable notes with terms that are substantially identical to the Senior Secured Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Secured Notes. On January 14, 2011, we completed the registered exchange offer with respect to the Senior Secured Notes.

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of our assets, and enter into transactions with affiliates. The Senior Secured Notes are secured by a first priority security interest in substantially all of the Company’s assets. The Senior Secured Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets and operations.

During the three months ended March 31, 2010 we paid $3,528 of interest in cash under our former Senior Facility.

We have outstanding letters of credit totaling $8,765 as of March 31, 2011 and December 31, 2010. Our letters of credit were cash collateralized at 100% and 105% of their face amount, as of March 31, 2011 and December 31, 2010, respectively. The cash collateral for these outstanding letters of credit is included in restricted cash on our accompanying consolidated balance sheet as of March 31, 2011 and December 31, 2010.

The fair values of our Senior Second Lien Notes at March 31, 2011 and our Senior Secured Notes at December 31, 2010 approximate their respective carrying values, because of the relatively short time period they have been outstanding. The fair value of our Senior Secured Notes at March 31, 2011 and our Senior Subordinated Notes at December 31, 2010 are based on quoted market prices. The estimated fair value of the Senior Secured Notes at March 31, 2011 was $251,921. The estimated fair value of the Senior Subordinated Notes at December 31, 2010 was $277,054.

(10)	Income Taxes

We recorded a net tax benefit of $64 and a net tax expense of $150 for the three months ended March 31, 2011 and 2010, respectively. The current period tax benefit is primarily the result of a decrease of $101 in our liabilities recorded for uncertain tax positions and a current state tax expense of $37. We have provided a full valuation allowance against our remaining net deferred tax assets as of March 31, 2011 because management’s judgment is that it is more likely than not that the net deferred tax assets resulting from the net loss for the quarter ended March 31, 2011 will not be realized, based on a cumulative book losses.

At March 31, 2011, we had available federal net operating loss (NOL) carryforwards of approximately $184,663 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2031. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

We recorded a liability of $447 and $525 for unrecognized tax benefits related to various federal and state income tax matters as of March 31, 2011 and December 31, 2010, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ended December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2007 to present. The IRS commenced examinations of the Company’s U.S. income tax return for 2008 in the third quarter of 2010 and for 2009 in the first quarter of 2011. As of March 31, 2011, the IRS has not proposed any adjustments although these examinations are still ongoing. Our state income tax returns are open to audit and additional tax assessments under the various state statutes of limitations for the years ended December 31, 2002 to present.

There is $66 and $89 of accrued interest related to uncertain tax positions as of March 31, 2011 and December 31, 2010, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	Three months ended March 31,
	2011	2010
Cash payments for:
Interest	$14,915	$3,562
Income taxes paid	48	65
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	6,544	3,818
Purchase price payable for asset purchases included in accounts payable	687
Accrued debt issue costs	1,608	—

(12)	Subsequent Events

On May 2, 2011, we received a termination notice from Humana exercising their right to terminate our existing national fee for service contracts with them effective October 31, 2011. We do not expect this termination to have a material effect during the year ended December 31, 2011. The associated contracts contributed an estimated $4,000 in operating income for the year ended December 31, 2010.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.3% and 86.5% of net revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.6% and 10.8% of net revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from durable medical equipment include rental and sale of hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment and asset purchases from competitors exiting the home medical equipment market. In particular:

•

During the first three months of 2011, we purchased $9.0 million of new and used rental equipment, inventory and certain identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We believe that we will be successful in identifying additional equipment and asset purchase opportunities and that we will be able to successfully transition and retain a high percentage of the associated patients onto service with our Company. During the three months ended March 31, 2011, we have recognized approximately $4.9 million of revenues associated with patients transitioned onto service with our Company through equipment and asset purchases.

•

During the first three months of 2010, we purchased $0.3 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. During the three months ended March 31, 2010, we have recognized approximately $4.5 million of revenues associated with patients transitioned onto service with our Company through equipment purchases.

•

During 2010, we implemented several new initiatives intended to streamline our workflows and further leverage new internally developed systems and system enhancements. These reductions, in addition to other cost saving initiatives, decreased our selling, general and administrative expenses as a percentage of net revenue to 51.5% for the three months ended March 31, 2011 as compared to 53.8% for the three months ended March 31, 2010.

These strategic and operational initiatives were implemented in order to improve our financial performance and thereby best position us to complete the refinancing of our 2011-2012 debt maturities and provide adequate cash flow to service our outstanding long-term debt and fund our strategic growth initiatives. Our 2011 financial plans call for continued improvements in financial performance compared to 2010.

We currently intend, between the date of this report and the end of 2011, to file an application to list our common shares on the NASDAQ Stock Market, subject to our meeting the associated listing requirements. Upon such filing, our listing application will be subject to review and approval by NASDAQ’s Listing Qualifications department for compliance with all NASDAQ Stock Market standards. There can be no assurance of when or if our common shares will be listed on the NASDAQ Stock Market or another stock exchange.

Reimbursement by Third Party Payors

We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 57.2% and 57.7% of our patient revenue for the three months ended March 31, 2011 and 2010, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

•

MIPPA retroactively delayed the implementation of competitive bidding for eighteen months and decreased the 2009 schedule payment amounts by 9.5% for product categories included in competitive bidding.

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

On July 2, 2010 CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. We were awarded and have accepted 17 contracts as follows:

•	6 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	3 CBAs for continuous positive airway pressure, respiratory assist devices and related supplies and accessories; and

•	2 CBAs for standard power wheelchairs, scooter and related accessories

CMS announced the participating providers in November 2010. The contracts became effective January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs was 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program began and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as a grandfathered supplier under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of providers not awarded competitive bidding contracts, we do expect that contracted providers within these CBAs will experience significant volume increases once the competitive bidding contracts became effective on January 1, 2011. The application of the new competitive bid rates in the Round 1 Rebid CBAs reduced our net revenue by approximately $0.7 million for the three months ended March 31, 2011. We have experienced volume increases in the CBAs where we were awarded contracts, which we attribute to an increase in market share, during the three months ended March 31, 2011, and we believe that these volume increases will more than offset the reductions in reimbursement over time.

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

(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of the Inspector General of the Department of Health and Human Services (OIG). The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive bidding received a 5% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.200 in the second quarter of 2011. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer product mix.

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

•

Payment for Rental Period. The 2011 and 2010 rate for stationary oxygen equipment is $173.31 and $173.17, respectively. The 2011 and 2010 monthly portable oxygen add-on amount is $28.74 and $28.77, respectively. The 2011 monthly payment for oxygen-generating portable oxygen equipment remains unchanged at $51.63 from 2010. The oxygen-generating portable oxygen equipment payments were unaffected by MIPPA.

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

Results of Operations

The following table shows our results of operations for the three months ended March 31, 2011 and 2010 (in thousands).

	Three months ended March 31,
	2011	2010
Net revenues	$121,506	$123,366
Costs and expenses:
Cost of net revenues	39,098	40,843
Selling, general and administrative	62,631	66,408
Provision for doubtful accounts	5,239	9,331
Depreciation and amortization	2,374	2,005

Total costs and expenses	109,342	118,587

Operating income	12,164	4,779
Other expense (income):
Interest expense, net	14,567	11,124
Other (income) expense, net	(862)	13
Loss on debt extinguishment	1,216	—

Total other expense	14,921	11,137

Loss before income taxes	(2,757)	(6,358)
Income tax (benefit) expense	(64)	150

Net loss	(2,693)	(6,508)
Accrued dividends on convertible redeemable preferred stock	106	91

Net loss attributable to common stockholders	$(2,799)	$(6,599)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues	32.2%	33.1%
Selling, general and administrative	51.5%	53.8%
Provision for doubtful accounts	4.3%	7.6%
Depreciation and amortization	2.0%	1.6%

Total costs and expenses	90.0%	96.1%

Operating income	10.0%	3.9%
Other expense (income):
Interest expense, net	12.0%	9.0%
Other (income) expense, net	-0.7%	0.0%
Loss on debt extinguishment	1.0%	0.0%

Total other expense	12.3%	9.0%

Loss before income taxes	-2.3%	-5.1%
Income tax (benefit) expense	-0.1%	0.1%

Net loss	-2.2%	-5.2%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%

Net loss attributable to common stockholders	-2.3%	-5.3%

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Total net revenues for the three months ended March 31, 2011 were $121.5 million as compared to $123.4 million for the comparable period in 2010. This decrease of $1.9 million from the comparable period in 2010 is primarily attributable to a $1.9 million reduction in nebulizer medication reimbursement and volume, $1.1 million reduction in non-patient service revenue and approximately $0.7 million reduction from competitive bidding. These decreases were primarily offset by organic growth in our core oxygen and CPAP product lines which increased $1.4 million and approximately $0.4 million associated with patients transitioned onto service with us through equipment purchases for the three months ended March 31, 2011 from the comparable period in 2010.

Cost of net revenues totaled $39.1 million for the three months ended March 31, 2011, a decrease of $1.7 million, or 4.3%, from the comparable period in 2010. Cost of net revenues for the three months ended March 31, 2011 and 2010 was comprised as follows:

	Three months ended March 31,
	2011	2010
Cost of net revenues (in thousands):
Product and supply costs	$24,227	$25,652
Patient service equipment depreciation	12,716	13,140
Operating costs	2,155	2,051

	$39,098	$40,843

The decrease in product and supply costs is consistent with reduced volume in our nebulizer medication business partially offset by increases in CPAP supply expense associated with the growth in our CPAP programs. Cost of net revenues as a percentage of net revenue was 32.2% for the three months ended March 31, 2011, as compared to 33.1% for the comparable period in 2010.

Selling, general and administrative expenses for the three months ended March 31, 2011 totaled $62.6 million, a decrease of $3.8 million, or 5.7%, from the comparable period in 2010. The decrease in selling, general and administrative expenses was primarily attributable to a $1.3 million reduction in fleet costs associated with the buy-out of our vehicle leases during 2010, a $1.1 million decrease in insurance costs as a result of lower claims incurrence and design changes to our health insurance plans, and a $0.9 million decrease in telecom expenses associated with an excise tax refund ($0.6 million, net of associated fees) and renegotiated telecom contracts. These decreases were partially offset by increased fuel costs as a result of higher gas prices. Selling, general and administrative expenses as a percentage of net revenues were 51.5% for the three months ended March 31, 2011 compared to 53.8% for the three months ended March 31, 2010.

The provision for doubtful accounts for the three months ended March 31, 2011 totaled $5.2 million, compared to $9.3 million for the same period in 2010. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and have determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the increased provision for doubtful accounts recorded during the three months ended March 31, 2010 is not indicative of expected future rates of patient collections. As a percentage of net revenue, excluding the $5.0 million additional provision for the three months ended March 31, 2010, the provision for doubtful accounts increased from 3.5% for the three months ended March 31, 2010 to 4.3% for the three months ended March 31, 2011. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”

Depreciation and amortization for the three months ended March 31, 2011 totaled $2.4 million, an increase of $0.4 million from the comparable period in 2010. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenue increased to 2.0% as compared to 1.6% for the comparable period in 2010.

Net interest expense for the three months ended March 31, 2011 totaled $14.6 million, an increase of $3.4 million from the comparable period in 2010. This increase is primarily the result of the refinancing of the payment-in-kind term loan facility (the “Senior Facility”) in October 2010 with our 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at 10.75% while the Senior Facility had an average variable interest rate of 6.25%.

Other income, net for the three months ended March 31, 2011 totaled $0.9 million. This amount included cash received from the sale of certain assets associated with a former acquisition.

As a result of the redemption of the 9.5% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”), we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.

Non-GAAP Financial Measure

We present Adjusted EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP) in the United States of America. We define Adjusted EBITDA as net earnings (loss) adjusted for (i) income tax expense (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items, consistent with definitions provided under our former Senior Facility, that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. We believe Adjusted EBITDA assists investors and securities analysts in comparing our performance across reporting periods on a consistent basis by excluding certain items, consistent with definitions provided under our former Senior Facility, that we do not believe are indicative of our core operating performance. However, there may be additional items which are non-recurring as set forth above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We use Adjusted EBITDA to evaluate the effectiveness of our business strategies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three months ended March 31,
	2011	2010
Adjusted EBITDA:
Net loss	$(2,693)	$(6,508)
Income tax (benefit) expense	(64)	150
Interest expense	14,718	11,163
Depreciation and amortization, including patient service equipment depreciation	15,090	15,146
Accounts receivable adjustment (1)	—	5,000
Non-cash equity-based compensation expense	33	87
Restructuring expense (2)	6	66
Settlement costs (3)	18	21
Loss on extinguishment of debt (4)	1,216

	$28,324	$25,125

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

(2)	Restructuring related costs generally consist of severance and location closure costs.
(3)	Settlement costs incurred outside our ordinary course of business which we do not believe reflect the current and ongoing cash charges related to our operating cost structure.
(4)	We redeemed our 9.5% Senior Subordinated Notes due April 2012 on March 17, 2011, and recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.

Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments on our debts;

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

Liquidity and Capital Resources

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2011, as compared to $11.3 million for the same period in 2010. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the quarter ended March 31, 2011. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, including payment of interest amounts on our Senior Secured Notes and Senior Second Lien Notes when due.

Accounts receivable before allowance for doubtful accounts increased to $87.3 million at March 31, 2011 from $78.5 million at December 31, 2010. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 29.4% and 31.6% as of March 31, 2011 and December 31, 2010, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 57.5 days at March 31, 2011, compared to 49.5 days at December 31, 2010 and 52.7 days at March 31, 2010. There are several factors that continue to impact our DSO, including, but not limited to:

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

•

Managed care business. As a result of our increases in managed care volumes, we have experienced increases in our DSO as a result of comparatively longer collections cycles from managed care payors, as well as increased patient copayment obligations which likewise have a longer collection cycle.

•

More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes have increased our DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

•

During Q1 2011, we completed significant updates to our internal billing systems in preparation for the implementation of our new order intake system that will streamline our order intake processes and eliminate many of our current, paper-based processes. As a result of these updates, we experienced a temporary delay in claims transmission which contributed to our increased DSO as of March 31, 2011. These issues have been addressed and we do not expect that this temporary delay will negatively impact the overall collectability of the associated claims.

In addition, we typically experience an increase in DSO during the first quarter of the year due to the longer collection cycle on deductibles due from patients.

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

The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of March 31, 2011 and December 31, 2010:

March 31, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	39%	20%	12%	71%
Aged 91-180 days	5%	3%	7%	15%
Aged 181-360 days	3%	3%	6%	12%
Aged over 360 days	1%	1%	0%	2%

Total	48%	27%	25%	100%

December 31, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	21%	8%	67%
Aged 91-180 days	5%	5%	7%	17%
Aged 181-360 days	4%	4%	7%	15%
Aged over 360 days	0%	1%	0%	1%

Total	47%	31%	22%	100%

Included in accounts receivable are earned but unbilled receivables of $20.7 million at March 31, 2011 and $18.9 million at December 31, 2010. These amounts include $4.7 million at March 31, 2011 and $3.6 million at December 31, 2010 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through equipment purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectibility.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. We manage billing and collection of accounts receivable through our own billing and collection centers. In addition, we utilize third-party collection resources to manage collection of amounts due from patients. Our primary collection risks relate to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-

payments) remain outstanding. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Accounts are written off against the allowance when all collection efforts (including payor appeals processes) have been exhausted. We routinely review accounts receivable balances in conjunction with our historical contractual adjustment and bad debt rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations. Further, even if our billing procedures comply with all third-party payor requirements, some of our payors may experience financial difficulties, may delay payments or may otherwise not pay accounts receivable when due, which would result in increased write-offs or provisions for doubtful accounts. We have also experienced increases in pre-payment and post-payment audits by governmental and private payors. With respect to claims subject to pre-payment reviews, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement, thereby delaying payments for such claims. With respect to post-payment reviews, we may be subject to such documentation requests after claims are paid, which may result in requests for refunds if the payor determines that the claims information we provide is inadequate. In addition, we periodically experience inconsistent payment patterns from CMS and its contractors and other third-party payors. If we are unable to collect our accounts receivable on a timely basis or significant overpayments are assessed, our revenues, profitability and cash flow likely will significantly decline.

Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on revenues, profit margins, profitability, operating cash flows and results of operations. Our future liquidity may be materially adversely impacted by health care reform.

Net cash used in investing activities was $11.5 million for the three months ended March 31, 2011 as compared to $11.2 million for the same period in 2010. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash paid for capital expenditures totaled approximately $12.9 million for the three months ended March 31, 2011 as compared to $11.2 million for the same period in 2010, including $4.1 million and $0.3 million paid for equipment purchases from competitors exiting the home health care market, respectively. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. We also paid $2.5 million for the three months ended March 31, 2011 for asset purchases from competitors. These increases in cash used in investing activities were partially offset by a $4.2 million reduction in our surety bond and letter of credit collateral included in restricted cash.

On March 17, 2011, we issued $290.0 million in aggregate principal amount of 10.5% Senior Second Lien Notes due 2018 (the “Senior Second Lien Notes”) pursuant to an indenture (the “Indenture”) among ourselves, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The Senior Second Lien Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC and Jefferies & Company (the “Initial Purchasers”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchasers to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act. The Senior Second Lien Notes were also offered and sold to certain directors of the Company who are accredited investors as defined in Rule 501(a) under the Securities Act.

The Senior Second Lien Notes were issued at a discount of $5.2 million and we incurred transaction costs of approximately $8.8 million. The discount and transaction costs associated with the Senior Second Lien Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on March 15 and September 15 commencing on September 15, 2011. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24.5 million of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the Senior Second Lien Notes on March 17, 2011, we deposited $301.9 million with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287.0 million and accrued interest through April 18, 2011 of $14.9 million, of which $1.3 million is included in prepaid expenses in the accompanying condensed consolidated balance sheet as of March 31, 2011. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and cancelled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.

The Senior Second Lien Notes will mature on March 15, 2018. In connection with the issuance of the Senior Second Lien Notes, we entered into a registration rights agreement with the Initial Purchasers of the Senior Second Lien Notes, dated March 17, 2011 (the “Senior Second Lien Notes Registration Rights Agreement”). Pursuant to the Senior Second Lien Notes Registration Rights Agreement, we agreed to exchange the Senior Second Lien Notes for freely tradable notes with terms that are substantially identical to the Senior Second Lien Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Second Lien Notes.

The indenture governing the Senior Second Lien Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of our assets, and enter into transactions with affiliates. The Senior Second Lien Notes are secured by a second priority security interest in substantially all of the Company’s assets. The Senior Second Lien Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets and operations.

Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers and Jefferies Finance LLC, as documentation agent. The credit agreement provides for a revolving credit facility commitment of up to $10.0 million provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility expires on March 17, 2012. There was no debt outstanding under the Revolving Credit Facility as of March 31, 2011.

The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of March 31, 2011, we were below the maximum leverage ratio threshold, as defined therein.

All borrowings under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets. The interest rate per annum applicable to the Revolving Credit Facility is adjusted LIBOR or, at our option, the alternate base rate, which is the higher of (a) the prime rate, (b) the federal funds effective rate plus 0.50%, and (c) the adjusted LIBOR plus 1.0% in each case, plus the applicable margin (as defined below). The applicable margin in the case of LIBOR advances is 5.0% and in the case of alternate base rate advances is 4.0%. The default rate on the Revolving Credit Facility is 2.0% above the otherwise applicable interest rate. We are also obligated to pay a commitment fee of 0.75% on the unused portion of our Revolving Credit Facility.

On October 6, 2010, we issued $230.0 million in aggregate principal amount of 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) pursuant to an indenture (the “Indenture”) among ourselves, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A, as trustee (in such capacity, the “Trustee”). The Senior Secured Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC (the “Initial Purchaser”) in reliance on the exemption from registration provided by the Securities Act, and resold by the Initial Purchaser to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act.

The Senior Secured Notes were issued at a discount of $6.5 million and we incurred transaction costs of approximately $7.9 million. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13.7 million of cash on hand, to repay all of the outstanding indebtedness including accrued interest of $2.8 million under our former Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.

The Senior Secured Notes will mature on October 15, 2015. In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement with the Initial Purchaser of the Senior Secured Notes, dated October 6, 2010 (the “Senior Secured Notes Registration Rights Agreement”). Pursuant to the Senior Secured Notes Registration Rights Agreement, we agreed to exchange the Senior Secured Notes for freely tradable notes with terms that are substantially identical to the Senior Secured Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Secured Notes. On January 14, 2011, we completed the registered exchange offer with respect to the Senior Secured Notes.

The indenture governing the Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of our assets, and enter into transactions with affiliates. The Senior Secured Notes are secured by a first priority security interest in substantially all of the Company’s assets. The Senior Secured Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets and operations.

We have outstanding letters of credit totaling $8.8 million as of March 31, 2011 and December 31, 2010. Our letters of credit were cash collateralized at 100% and 105% of their face amount, as of March 31, 2011 and December 31, 2010, respectively. The cash collateral for these outstanding letters of credit is included in restricted cash on our consolidated balance sheet as of March 31, 2011 and December 31, 2010.

Cash flows provided by financing activities primarily relate to our debt facilities and outstanding debt, which are as follows:

•

$224.0 million in aggregate principal amount of Senior Secured Notes, the proceeds of which were used to repay our Senior Facility. The notes mature on October 15, 2015. Interest of 10.75% is payable semi-annually in arrears on April 15 and October 15 of each year. Accrued interest on the Senior Secured Notes totaled $12.0 million and $6.2 million at March 31, 2011 and December 31, 2010, respectively.

•

$284.8 million aggregate principal amount of Senior Second Lien Notes, the proceeds of which were used to repay our Senior Subordinated Notes. The notes mature on March 15, 2018. Interest of 10.5% is payable semi-annually in arrears on March 15 and September 15 of each year. Accrued interest on the Senior Second Lien Notes totaled $1.3 million at March 31, 2011.

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

Critical Accounting Policies

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as presented in our Annual Report on Form 10-K for the year ended December 31, 2010 regarding our critical accounting policies.

Forward-Looking Statements

This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will”, “could”, “should”, “would”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. The following are some but not all of such risks, uncertainties, contingencies, assumptions and other factors, many of which are beyond our control, that could cause results, performance or achievements to differ materially from those anticipated: general economic, financial and business conditions; setting of new reimbursement rates and other changes in reimbursement policies, the timing of reimbursements and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid; issues relating to reimbursement by government and third-party payors for our products and services generally; the impact of competitive bidding on Medicare volume in the impacted competitive bidding areas; the costs associated with government regulation of the health care industry; health care reform and the effect of changes in federal and state health care regulations generally; whether we will be subject to additional regulatory restrictions or penalties; issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; compliance with federal and state regulatory agencies, as well as accreditation standards and confidentiality requirements with respect to patient information; the effects of competition, industry consolidation and referral sources; recruiting, hiring and retaining qualified employees and directors; compliance with various settlement agreements and corporate compliance programs; the costs and effects of legal proceedings; our ability to meet our working capital, capital expenditures and other liquidity needs; our ability to maintain compliance with the covenants contained in our indentures for our senior secured notes and our senior second lien notes; our ability to successfully transition and retain patients associated with equipment and asset purchases; our ability to maintain current levels of collectibility on our accounts receivable; the risks and uncertainties discussed under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Financial Statements in Part I, Item 1 of this Form 10-Q and other factors described in our filings with the Securities and Exchange Commission. Readers should refer to the discussion under “Risk Factors” in Item 1A contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of additional risks and uncertainties. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report. We do not undertake any obligation to release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required by this Item.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management with the participation of our principal executive officer and principal financial officer, evaluates our internal control over financial reporting on a regular basis. If we identify a problem in our internal control over financial reporting during the course of our evaluations, we consider what revision, improvement and/or correction to make in order to ensure that our internal controls are effective. Our management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, we intend to continue to refine our internal control over financial reporting on an ongoing basis as we deem appropriate with a view towards making improvements.

We made no changes during the first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2010 Annual Report on Form 10-K, filed February 28, 2011.

Item 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of March 31, 2011, our total consolidated long-term debt (including current maturities) of $509.3 million exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

•

a substantial portion of our cash flow from operations is required to be dedicated to interest payments and therefore is not available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•

we are more highly leveraged than our major national competitors, which places us at a disadvantage in terms of our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors; and

•	it makes us more vulnerable in the event of a downturn in our business, our industry, or the economy in general.

The degree to which we are leveraged may also have substantial future negative consequences, because:

•

it could affect our ability to satisfy our obligations under our 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) and our 10.5% Senior Second Lien Notes due 2018 (the “Senior Second Lien Notes”), including our ability to make interest payments thereunder when due and payable;

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future may be impaired; and

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited.

If we are unable to make payments on or refinance our debt or obtain new financing when needed, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity;

•	negotiations with holders of our debt to restructure the applicable debt; and/or

•	seeking protection from our creditors through bankruptcy.

Although the indentures related to our Senior Secured Notes and Senior Second Lien Notes limit our ability to incur additional debt, these limitations are subject to a number of exceptions and, under certain circumstances, we may be able to incur a significant amount of additional debt. The incurrence of such additional debt could increase the risks described above.

Our failure to comply with the covenants contained in our Senior Secured Notes and Senior Second Lien Notes would likely have a material adverse effect on our operating results and financial condition, including the possibility that we may not be able to make payments on the Senior Secured Notes and Senior Second Lien Notes.

Our indentures for our Senior Secured Notes and Senior Second Lien Notes contain covenants limiting our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; issue certain preferred shares; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and enter into transactions with affiliates. Any of these restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities.

Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained on acceptable terms or at all. In addition, the holders of the Senior Secured Notes and Senior Second Lien Notes will have no control over any waivers or amendments with respect to any debt outstanding other than the Senior Secured Notes and Senior Second Lien Notes. Therefore, we cannot assure you that even if the holders of the Senior Secured Notes and Senior Second Lien Notes agree to waive or amend the covenants contained in the indenture relating to the Senior Secured Notes and Senior Second Lien Notes, that the holders of our other debt, including the Senior Secured Notes, will agree to do the same with respect to our debt instruments held by them.

Failure to comply with the covenants in our indentures could, under certain circumstances, result in declarations that all outstanding borrowings, together with accrued interest and other fees, be immediately due and payable, lenders could elect to exercise control over our cash through their rights under applicable deposit account control agreements, and foreclosure proceedings could be instituted against those assets that secure our Senior Secured Notes and Senior Second Lien Notes. If our debt were accelerated upon an event of default, our assets and cash flow would be insufficient to fully repay our outstanding borrowings.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on or to refinance our indebtedness will depend on our ability to generate cash in the future. This to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control.

To service our indebtedness, we expended approximately $14.9 million during the three months ended March 31, 2011 and $35.6 million during the year ended December 31, 2010. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all, or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could have a material adverse effect on our financial condition, the value of the Senior Secured Notes and Senior Second Lien Notes and our ability to make any required cash payments under our indebtedness, including the Senior Secured Notes and Senior Second Lien Notes.

Item 6—Exhibits

(a) Exhibits:

10.1	Indenture, dated March 17, 2011, by and among the Company, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., including the form of Notes (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.2	Registration Rights Agreement, dated March 17, 2011, by and among the Company, the guarantors party thereto and Credit Suisse (USA) LLC and Jefferies & Company, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: May 6, 2011	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: May 6, 2011	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Indenture, dated March 17, 2011, by and among the Company, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., including the form of Notes (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.2	Registration Rights Agreement, dated March 17, 2011, by and among the Company, the guarantors party thereto and Credit Suisse (USA) LLC and Jefferies & Company, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.