Form 10-Q
period 2011-06-30
ROTECH HEALTHCARE INC
filed 2011-08-09
CIK 1175108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, the registrant had 25,883,352 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$40,496	$63,046
Accounts receivable, net	79,814	68,042
Other receivables	6,008	2,480
Income taxes receivable	101	111
Inventories	10,206	10,020
Prepaid expenses	3,578	3,390

Total current assets	140,203	147,089
Property and equipment, net	102,117	105,290
Intangible assets (less accumulated amortization of $11,942 at June 30, 2011 and $9,600 at December 31, 2010)	18,974	14,434
Restricted cash	8,765	12,927
Other assets, including debt issue costs	19,116	11,322

	$289,175	$291,062

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$22,294	$19,637
Accrued expenses and other current liabilities	14,904	14,237
Accrued interest	14,130	13,159
Deferred revenue	9,240	9,058
Current portion of long-term debt	508	502

Total current liabilities	61,076	56,593
Deferred tax liabilities, net	513	614
Other long-term liabilities	496	515
Long-term debt, less current portion	509,414	510,909
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 239,496 shares issued and outstanding at June 30, 2011 and December 31, 2010	4,899	5,116
Commitments and contingencies
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,883,352 and 25,616,103 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	507,299	506,960
Accumulated deficit	(794,525)	(789,648)

Total stockholders’ deficiency	(287,223)	(282,685)

	$289,175	$291,062

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues	$122,437	$124,315	$243,943	$247,681
Costs and expenses:
Cost of net revenues	35,931	40,005	75,029	80,848
Selling, general and administrative	62,994	66,779	125,625	133,187
Provision for doubtful accounts	7,109	4,484	12,348	13,815
Depreciation and amortization	2,261	1,984	4,635	3,989

Total costs and expenses	108,295	113,252	217,637	231,839

Operating income	14,142	11,063	26,306	15,842
Other expense (income):
Interest expense, net	16,107	11,176	30,674	22,300
Other income, net	(18)	(3,497)	(880)	(3,484)
Loss on debt extinguishment	—	—	1,216	—

Total other expense	16,089	7,679	31,010	18,816

(Loss) earnings before income taxes	(1,947)	3,384	(4,704)	(2,974)
Income tax expense (benefit)	23	(9)	(41)	141

Net (loss) earnings	(1,970)	3,393	(4,663)	(3,115)
Accrued dividends on convertible redeemable preferred stock	108	109	214	200

Net (loss) earnings attributable to common stockholders	$(2,078)	$3,284	$(4,877)	$(3,315)

Net (loss) earnings per common share:
Basic	$(0.08)	$0.13	$(0.19)	$(0.13)

Diluted	$(0.08)	$0.12	$(0.19)	$(0.13)

Weighted average shares outstanding:
Basic	25,701,980	25,549,775	25,673,206	25,545,546

Diluted	25,701,980	27,407,984	25,673,206	25,545,546

See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2011	2010
Net loss	$(4,663)	$(3,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	12,348	13,815
Depreciation and amortization	31,736	31,219
Loss on debt extinguishment	1,216	—
Deferred income taxes	(101)	76
Other	369	211
Changes in operating assets and liabilities:
Accounts receivable	(24,120)	(21,453)
Other receivables	(3,528)	(584)
Income taxes receivable	10	(7)
Inventories	(140)	1,164
Prepaid expenses	(188)	(309)
Other assets	(1,293)	190
Accounts payable and accrued expenses	152	(1,182)
Other long-term liabilities	(19)	(23)
Accrued interest	971	(75)
Deferred revenue	182	168

Net cash provided by operating activities	12,932	20,095

Cash flows from investing activities:
Purchases of property and equipment	(24,526)	(24,290)
Identifiable intangible assets associated with equipment purchases	(263)	—
Cash paid for asset purchases	(3,199)	—
Withdrawals from restricted cash	4,162	1,365

Net cash used in investing activities	(23,826)	(22,925)

Cash flows from financing activities:
Payments on capital leases	(251)	(1,710)
Payments of other liabilities	—	(349)
Proceeds from long-term borrowing	284,771	—
Retirement of long-term borrowing	(287,000)	—
Debt issue costs	(8,845)	—
Net proceeds from stock option exercises	104	13
Payments of dividends on Series A convertible redeemable preferred stock	(435)	—

Net cash used in financing activities	(11,656)	(2,046)

Decrease in cash and cash equivalents	(22,550)	(4,876)
Cash and cash equivalents, beginning of period	63,046	58,904

Cash and cash equivalents, end of period	$40,496	$54,028

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

The Company has evaluated significant events and transactions that occurred after June 30, 2011 through the date of filing this report on Form 10-Q.

As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

For all periods presented herein, there were no differences between net (loss) earnings and comprehensive (loss) earnings.

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

We are highly leveraged. As of June 30, 2011, we had $509,922 of long-term debt outstanding. Our Senior Secured Notes ($224,298) mature in October 2015 and our Senior Second Lien Notes ($284,921) mature in March 2018. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances, cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months.

(3)	Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and six months ended June 30, 2011 and 2010. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 3,312,228 and 708,241 for the three months ended June 30, 2011 and 2010, respectively, and 3,244,055 and 2,033,452 for the six months ended June 30, 2011 and 2010, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net (loss) earnings attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) earnings attributable to common stockholders (basic EPS)	$(2,078)	$3,284	$(4,877)	$(3,315)
Accrued dividends on convertible redeemable preferred stock	—	109	—	—

Net (loss) earnings (diluted EPS)	$(2,078)	$3,393	$(4,877)	$(3,315)

Denominator:
Basic weighted-average shares outstanding	25,701,980	25,549,775	25,673,206	25,545,546
Dilutive stock options	—	1,665,033	—	—
Dilutive convertible redeemable preferred stock	—	193,176	—	—

Diluted weighted average shares outstanding	25,701,980	27,407,984	25,673,206	25,545,546

Net (loss) earnings per common share:
Basic	$(0.08)	$0.13	$(0.19)	$(0.13)

Diluted	$(0.08)	$0.12	$(0.19)	$(0.13)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and were paid in January 2011. At the meeting of the board of directors held on June 24, 2011, dividends in the amount of $431 were declared on our Series A Preferred and are included in our accompanying consolidated balance sheet as of June 30, 2011 within “Accrued expenses and other current liabilities.”

(4)	Equipment and Asset Purchases

During the six months ended June 30, 2011 and 2010, we completed $5,809 and $2,341, respectively, of purchases of new and used rental equipment and inventory from competitors exiting the home health care market which represents a limited subset of the assets and activities used in operating their respective businesses (“Equipment Purchases”).

	Six months ended June 30,
	2011	2010
Property and equipment	$5,103	$2,274
Inventory	443	67
Identifiable intangible assets	263	—

Total	$5,809	$2,341

During the six months ended June 30, 2011, we completed purchases of new and used rental equipment, inventory and other additional assets, including identifiable intangible assets, from competitors exiting the home health care market representing a business combination (“Asset Purchases”) totaling $3,199, the aggregate cost of which has been recorded as follows:

Six Months Ended June 30, 2011
Property and equipment	$2,219
Identifiable intangible assets	934
Inventory	46

Total	$3,199

We did not have any Asset Purchases during the six months ended June 30, 2010. Pro forma results and other expanded disclosures required by the Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, have not been presented as these purchases individually and in the aggregate are not material.

(5)	Intangible Assets

Intangible assets of a reporting unit will be tested for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The following table reflects the components of identifiable intangible assets:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$5,550	$12,000	$5,250
Computer software	10,728	4,711	5,000	2,917
Other	6,188	1,681	5,034	1,433

Subtotal	28,916	11,942	22,034	9,600

Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—

Subtotal	2,000	—	2,000	—

Total intangible assets	$30,916	$11,942	$24,034	$9,600

During 2011, we wrote off fully amortized intangibles in the amount of $43. Amortization expense for the three and six months ended June 30, 2011 was approximately $438 and $800, respectively. Amortization expense for the three and six months ended June 30, 2010 was approximately $316 and $642, respectively. During 2011, we recorded $6,925 of intangible assets subject to amortization, including reclassification of internally developed computer software from property and equipment, which have a weighted average remaining life of 8.3 years.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2011	$1,803
2012	1,999
2013	1,993
2014	1,692
2015	1,666

(6)	Segment Data

We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Respiratory therapy equipment and services	$107,160	$107,698	$213,216	$214,099
Durable medical equipment	12,938	13,511	25,826	26,755
Other	2,339	3,106	4,901	6,827

Net revenue	$122,437	$124,315	$243,943	$247,681

(7)	Other Commitments and Contingencies

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

We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 56.9% and 58.4% of our patient service revenue for the three months ended June 30, 2011 and 2010, respectively, and 57.0% and 58.1% for the six months ended June 30, 2011 and 2010, respectively.

We have recently signed an amendment to our provider participation agreement with Humana (the “Amendment”). The Amendment rescinds the termination notice received from Humana on May 2, 2011 and allows us to continue as a selected provider. The terms of the Amendment are effective September 1, 2011 with a four-year term.

(9)	Debt

Our long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Capital lease obligations with interest implied at fixed rates between 5.3% and 12.1%, due in equal monthly installments with terms expiring from July 2011 through April 2013, secured by equipment	$703	$629
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $5,702 and $6,218 unamortized original issue discount at June 30, 2011 and December 31, 2010, respectively	224,298	223,782
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $5,079 unamortized original issue discount at June 30, 2011	284,921	—
9.5% senior subordinated notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1, fully satisfied March 17, 2011	—	287,000

Sub total	509,922	511,411
Less current portion	508	502

Total long-term debt	$509,414	$510,909

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

The Senior Second Lien Notes were issued at a discount of $5,229 and we incurred transaction costs of approximately $8,823. The discount and transaction costs associated with the Senior Second Lien Notes will be amortized as interest expense over the term of these notes. Interest will be payable semi-annually on March 15 and September 15 commencing on September 15, 2011. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24,485 of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the Senior Second Lien Notes on March 17, 2011, we deposited $301,920 with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287,000 and accrued interest through April 18, 2011 of $14,920. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and cancelled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1,216 loss on extinguishment of debt related to unamortized debt issuance costs.

The Senior Second Lien Notes will mature on March 15, 2018. In connection with the issuance of the Senior Second Lien Notes, we entered into a registration rights agreement with the Initial Purchasers of the Senior Second Lien Notes, dated March 17, 2011 (the “Senior Second Lien Notes Registration Rights Agreement”). Pursuant to the Senior Second Lien Notes Registration Rights Agreement, we agreed to exchange the Senior Second Lien Notes for freely tradable notes with terms that are substantially identical to the Senior Second Lien Notes. We also agreed, in limited circumstances, to file a shelf registration statement with respect to the Senior Second Lien Notes. On July 12, 2011, we completed the registered exchange offer with respect to the Senior Second Lien Notes.

The indenture governing the Senior Second Lien Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of or our assets, and enter into transactions with affiliates. The Senior Second Lien Notes are secured by a second priority security interest in substantially all of the Company’s assets. The Senior Second Line Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets and operations.

Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies Finance LLC, as documentation agent. The credit agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the “Revolving Credit Facility”). The Revolving Credit Facility expires on March 17, 2012. There was no debt outstanding under the Revolving Credit Facility as of June 30, 2011.

The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of June 30, 2011, we were below the maximum leverage ratio threshold, as defined therein.

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

During the six months ended June 30, 2010 we paid $7,118 of interest in cash under our former Senior Facility.

We have outstanding letters of credit totaling $8,765 as of June 30, 2011 and December 31, 2010. Our letters of credit were cash collateralized at 100% and 105% of their face amount, as of June 30, 2011 and December 31, 2010, respectively. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

The fair value of our Senior Second Lien Notes at June 30, 2011 approximated carrying value because no public market existed until July 2011. The fair value of Senior Secured Notes at December 31, 2010 approximated carrying value because no public market existed until January 2011. The fair value of our Senior Secured Notes at June 30, 2011 and the Senior Subordinated Notes at December 31, 2010 are based on quoted market prices. The estimated fair value of the Senior Secured Notes at June 30, 2011 was $252,822. The estimated fair value of the Senior Subordinated Notes at December 31, 2010 was $277,054.

(10)	Income Taxes

We recorded a net tax expense of $23 and a net tax benefit of $9 for the three months ended June 30, 2011 and 2010, respectively and a net tax benefit of $41 and a net tax expense of $141 for the six months ended June 30, 2011 and 2010, respectively. The current year to date tax benefit is primarily the result of a decrease of $101 in our liabilities recorded for uncertain tax positions and a current state tax expense of $60. We have provided a full valuation allowance against our remaining net deferred tax assets as of June 30, 2011 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized based on cumulative book losses.

At June 30, 2011, we had available federal net operating loss (NOL) carryforwards of approximately $189,164 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2031. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.

We recorded a liability of $442 and $525 for unrecognized tax benefits related to various federal and state income tax matters as of June 30, 2011 and December 31, 2010, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ended December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2007 to present. The IRS commenced examinations of the Company’s U.S. income tax return for 2008 in the third quarter of 2010 and for 2009 in the first quarter of 2011. As of June 30, 2011, the IRS has closed the examinations and did not propose any adjustments. Our state income tax returns are open to audit and additional tax assessments for the years ended December 31, 2002 to present as applicable under the various state statutes of limitations.

There is $71 and $89 of accrued interest related to uncertain tax positions as of June 30, 2011 and December 31, 2010, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the six months ended June 30,
	2011	2010
Cash payments for:
Interest	$27,910	$20,897
Income taxes, net of refunds	50	74
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	6,614	4,190
Property and equipment acquired through capital leases	333	227
Accrued debt issue costs	168	—

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

Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.5% and 86.6% of net revenues for the three months ended June 30, 2011 and 2010, respectively and 87.4% and 86.4% of net revenues for the six months ended June 30, 2011 and 2010, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.6% and 10.9% of net revenues for the three months ended June 30, 2011 and 2010, respectively and 10.6% and 10.8% of net revenues for the six months ended June 30, 2011 and 2010, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.

We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. During 2010, we substantially completed development of a new order intake system that will streamline our order intake processes and eliminate many of our current, paper-based processes. We have to date completed implementation of this system in approximately 10% of our operating locations and we expect full implementation by the end of 2011.

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

In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective asset and equipment purchases from competitors exiting the home medical equipment market. In particular:

•

During the first six months of 2011, we purchased $9.0 million of new and used rental equipment, inventory and certain identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional asset and equipment purchase opportunities and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. During the six months ended June 30, 2011, we have recognized approximately $11.7 million of revenues associated with patients transitioned onto service with our Company through asset and equipment purchases.

•

During the first six months of 2010, we purchased $2.3 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchases in these transactions is currently on rent and located in patients’ homes. During the six months ended June 30, 2010, we have recognized approximately $10.0 million of revenues associated with patients transitioned onto service with our Company through equipment purchases.

•

During 2010, we implemented several new initiatives intended to streamline our workflows and further leverage new internally developed systems and system enhancements. These reductions, in addition to other cost savings initiatives, decreased our selling, general and administrative expenses as a percentage of net revenue to 51.5% for the six months ended June 30, 2011 as compared to 53.8% for the six months ended June 30, 2010.

These strategic and operational initiatives were implemented in order to improve our financial performance and thereby best position us to complete the refinancing of our 2011-2012 debt maturities and provide adequate cash flow to service our outstanding long-term debt and fund our strategic growth initiatives. We expect that we will continue to evaluate and explore strategic opportunities as they may arise, including potential acquisitions, business combination transactions, strategic partnerships or similar transactions. In addition, either in connection with or independent of such a transaction, we expect that we may engage in financing activities through public or private offerings of equity, debt or convertible securities, including common stock, preferred stock, warrants, convertible notes or other instruments. Our 2011 financial plan calls for continued improvements in financial performance compared to 2010.

On June 28, 2011, we submitted our application for relisting of our common stock on the NASDAQ Global Market. The listing application is subject to review and approval by NASDAQ’s Listing Qualifications department for compliance with all NASDAQ Stock Market standards. We anticipate the NASDAQ review process to last approximately two months or longer before completion. While we intend to satisfy all of NASDAQ’s requirements for relisting, there can be no assurance that our application will be approved, or of when or if our common shares will be listed on the NASDAQ Stock Market or another stock exchange. Our common stock will continue to trade on the OTC Bulletin Board under our current symbol, ROHI, during the NASDAQ review process.

Reimbursement by Third-Party Payors

We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 56.9% and 58.4% of our patient service revenue for the three months ended June 30, 2011 and 2010, respectively and 57.0% and 58.1% of our patient service revenue for the six months ended June 30, 2011 and 2010, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.

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

On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect round one of the competitive bidding program. This IFC announced the delay of round one of the program from 2007 to 2009. The round one competition, also known as the round one rebid, occurred in the same CBAs as the 2007 round one bidding, excluding Puerto Rico. The product categories for 2009 were the same as those selected for the 2007 round one bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announced the delay of round two of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. Suppliers are required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007.

On July 2, 2010, CMS announced the single payment amount for each of the respective round one rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. We were awarded and accepted 17 contracts. In addition, on July 1, 2011, we completed an acquisition in one of the round one rebid CBAs. As part of this acquisition, we assumed two additional competitive bid contracts, for a total of 19, as follows:

•	6 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	4 CBAs for continuous positive airway pressure, respiratory assist devices and related supplies and accessories;

•	1 CBA for walkers; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories.

CMS announced the participating providers in November 2010. The contracts became effective on January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program began and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS release information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of providers not awarded competitive bidding contracts, we believe that contracted providers within these CBAs have experienced significant volume increases since the competitive bidding contracts became effective on January 1, 2011. The application of the new competitive bid rates in the Round 1 Rebid CBAs reduced our net revenue by approximately $0.9 million and $2.0 million for the three and six months ended June 30, 2011, respectively. We have experienced volume increases in the CBAs where we were awarded contracts, which we attribute to an increase in market share, during the three and six months ended June 30, 2011, and we believe that these volume increases will more than offset the reductions in reimbursement over time.

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

Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.275 in the third quarter 2011. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer product mix.

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

•

Payment for Rental Period. The 2011 and 2010 rate for stationary oxygen equipment is $173.31 and $173.17, respectively. The 2011 and 2010 monthly portable oxygen add-on amount is $28.74 and $28.77, respectively. The 2011 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged at $51.63 from 2010. The oxygen-generating portable oxygen equipment payments were unaffected by MIPPA.

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

Results of Operations

The following table shows our results of operations for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues	$122,437	$124,315	$243,943	$247,681
Costs and expenses:
Cost of net revenues	35,931	40,005	75,029	80,848
Selling, general and administrative	62,994	66,779	125,625	133,187
Provision for doubtful accounts	7,109	4,484	12,348	13,815
Depreciation and amortization	2,261	1,984	4,635	3,989

Total costs and expenses	108,295	113,252	217,637	231,839

Operating income	14,142	11,063	26,306	15,842
Other expense (income):
Interest expense, net	16,107	11,176	30,674	22,300
Other income, net	(18)	(3,497)	(880)	(3,484)
Loss on debt extinguishment	—	—	1,216	—

Total other expense	16,089	7,679	31,010	18,816

(Loss) earnings before income taxes	(1,947)	3,384	(4,704)	(2,974)
Income tax expense (benefit)	23	(9)	(41)	141

Net (loss) earnings	(1,970)	3,393	(4,663)	(3,115)
Accrued dividends on convertible redeemable preferred stock	108	109	214	200

Net (loss) earnings attributable to common stockholders	$(2,078)	$3,284	$(4,877)	$(3,315)

The following table shows our results of operations as a percentage of our net revenues for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	29.3%	32.2%	30.8%	32.6%
Selling, general and administrative	51.5%	53.7%	51.5%	53.8%
Provision for doubtful accounts	5.8%	3.6%	5.1%	5.6%
Depreciation and amortization	1.8%	1.6%	1.9%	1.6%

Total costs and expenses	88.4%	91.1%	89.3%	93.6%

Operating income	11.6%	8.9%	10.7%	6.4%
Other expense (income):
Interest expense, net	13.2%	9.0%	12.6%	9.0%
Other income, net	—%	(2.8)%	(0.4)%	(1.4)%
Loss on debt extinguishment	—%	—%	0.5%	—%

Total other expenses	13.2%	6.2%	12.7%	7.6%

(Loss) earnings before income taxes	(1.6)%	2.7%	(2.0)%	(1.2)%
Income tax expense (benefit)	—%	—%	—%	0.1%

Net (loss) earnings	(1.6)%	2.7%	(2.0)%	(1.3)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%	0.1%	0.1%

Net (loss) earnings attributable to common stockholders	(1.7)%	2.6%	(2.1)%	(1.4)%

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Total net revenues for the three months ended June 30, 2011 were $122.4 million as compared to $124.3 million for the comparable period in 2010. This net decrease of $1.9 million from the comparable period in 2010 is primarily attributable to a $4.6 million reduction in nebulizer medication reimbursement and volume, a $0.9 million reduction from competitive bidding, and a $0.9 million reduction associated with non-patient service revenue and other changes in Medicare reimbursement. These decreases were partially offset by $2.6 million from organic growth in our core oxygen and CPAP product lines and approximately $2.1 million associated with patients transitioned onto service with us through equipment purchases.

Cost of net revenues totaled $35.9 million for the three months ended June 30, 2011, a decrease of $4.1 million, or 10.2%, from the comparable period in 2010. Cost of net revenues for the three months ended June 30, 2011 and 2010 was comprised of the following:

	Three months ended June 30,
	2011	2010
Cost of net revenues:
Product and supply costs	$21,342	$25,247
Patient service equipment depreciation	12,425	12,578
Operating costs	2,164	2,180

	$35,931	$40,005

The decrease in product and supply costs is primarily attributable to the reduced volume in our nebulizer medication business. In addition, our CPAP supply product costs have decreased as a result of lower pricing associated with achievement of higher purchase volume tiers with certain of our vendors. Cost of net revenues as a percentage of net revenues was 29.3% for the three months ended June 30, 2011 as compared to 32.2% for the comparable period in 2010.

Selling, general and administrative expenses for the three months ended June 30, 2011 totaled $63.0 million, a decrease of $3.8 million, or 5.7%, from the comparable period in 2010. The decrease in selling, general and administrative expenses was primarily attributable to a $2.4 million decrease in insurance costs as a result of lower claims incurrence and design changes to our health insurance plans, a $1.3 million reduction in salary-related costs primarily from a 2% reduction in full-time equivalent employee count compared to the comparable period in 2010, and a $1.2 million reduction in fleet costs associated with the buy-out of our vehicle leases during 2010. These decreases were partially offset by increased fuel costs as a result of higher gas prices. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.5% for the three months ended June 30, 2011 from 53.7% for the three months ended June 30, 2010.

The provision for doubtful accounts for the three months ended June 30, 2011 totaled $7.1 million, a $2.6 million increase from the comparable period in 2010. As a percentage of net revenues, the provision for doubtful accounts was 5.8% and 3.6% for the three months ended June 30, 2011 and 2010, respectively. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”

Depreciation and amortization for the three months ended June 30, 2011 totaled $2.3 million, an increase of $0.3 million from the comparable period in 2010. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 1.8% as compared to 1.6% for the comparable period in 2010.

Net interest expense for the three months ended June 30, 2011 totaled $16.1 million, an increase of $4.9 million from the comparable period in 2010. This increase is primarily the result of the refinancing of the Senior Facility with our Senior Secured Notes in October 2010 and the refinancing of the Senior Subordinated Notes with our Senior Second Lien Notes in March 2011. The Senior Secured Notes bear interest at 10.75% and the Senior Second Lien Notes bear interest at 10.5% while the Senior Facility had an average variable interest rate of 6.3% and the Senior Subordinated Notes bore interest at 9.5%.

Other income for the three months ended June 30, 2011 totaled $0.02 million, a decrease of $3.5 million from the comparable period in 2010. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred was approximately $2.9 million. The settlement is the primary difference in other income for the three months ended June 30, 2011 compared to the comparable period in 2010.

Net loss for the three months ended June 30, 2011 was $2.0 million compared to net earnings of $3.4 million for the comparable period in 2010. This difference is attributable to the changes in revenue, costs and expenses and other income described above.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Total net revenues for the six months ended June 30, 2011 were $243.9 million as compared to $247.7 million for the comparable period in 2010. This net decrease of $3.7 million from the comparable period in 2010 is primarily attributable to a $6.5 million reduction in nebulizer medication reimbursement and volume, a $2.0 million reduction from competitive bidding, and a $2.1 million reduction associated with non-patient service revenue and other changes in Medicare reimbursement. These decreases were partially offset by $5.2 million from organic growth in our core oxygen and CPAP product lines and approximately $1.7 million of net increase associated with patients transitioned onto service with us through equipment purchases.

Cost of net revenues totaled $75.0 million for the six months ended June 30, 2011, a decrease of $5.8 million, or 7.2%, from the comparable period in 2010. Cost of net revenues for the three months ended June 30, 2011 and 2010 was comprised of the following:

	Six months ended June 30,
	2011	2010
Cost of net revenues:
Product and supply costs	$45,570	$50,899
Patient service equipment depreciation	25,140	25,718
Operating costs	4,319	4,231

	$75,029	$80,848

The decrease in product and supply costs is primarily attributable to the reduced volume in our nebulizer medication business. In addition, our CPAP supply product costs have decreased as a result of lower pricing associated with achievement of higher purchase volume tiers with certain of our vendors. Cost of net revenues as a percentage of net revenue was 30.8% for the six months ended June 30, 2011 as compared to 32.6% for the comparable period in 2010.

Selling, general and administrative expenses for the six months ended June 30, 2011 totaled $125.6 million, a decrease of $7.6 million, or 5.7%, from the comparable period in 2010. The decrease in selling, general and administrative expenses was primarily attributable to a $3.5 million decrease in insurance costs as a result of lower claims incurrence and design changes to our health insurance plans, a $2.5 million reduction in fleet costs associated with the buy-out of our vehicle leases during 2010, a $1.9 million reduction in salary-related costs primarily from a 2% reduction in full-time equivalent employee count compared to the comparable period in 2010, and a $1.2 million decrease in telecom expenses associated with an excise tax refund ($0.6 million, net of associated fees) and renegotiated telecom contracts. These decreases were partially offset by increased fuel costs as a result of higher gas prices, and increased contract and temporary labor costs as a result of increased utilization of respiratory therapists and transition costs associated with equipment purchases. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.5% for the six months ended June 30, 2011 from 53.8% for the six months ended June 30, 2010.

The provision for doubtful accounts for the six months ended June 30, 2011 totaled $12.3 million, a $1.5 million decrease from the comparable period in 2010. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the associated increase in the provision for doubtful accounts recorded during the three months ended March 31, 2010 is not expected to recur. As a percentage of net revenue, excluding the $5.0 million additional provision for the three months ended March 31, 2010, the provision for doubtful accounts increased from 3.6% for the six months ended June 30, 2010 to 5.1% for the six months ended June 30, 2011. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”

Depreciation and amortization for the six months ended June 30, 2011 totaled $4.6 million, an increase of $0.6 million from the comparable period in 2010. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 1.9% as compared to 1.6% for the comparable period in 2010.

Net interest expense for the six months ended June 30, 2011 totaled $30.7 million, an increase of $8.4 million from the comparable period in 2010. This increase is primarily the result of the refinancing of the Senior Facility in October 2010 with our Senior Secured Notes and the refinancing of the Senior Subordinated Notes with our Senior Second Lien Notes in March 2011. The Senior Secured Notes bear interest at 10.75% and the Senior Second Lien Notes bear interest at 10.5% while the Senior Facility had an average variable interest rate of 6.3% and the Senior Subordinated Notes bore interest at 9.5%.

Other income for the six months ended June 30, 2011 totaled $0.9 million, a decrease of $2.6 million from the comparable period in 2010. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred, was approximately $2.9 million. The settlement is the primary difference in other income for the six months ended June 30, 2011 compared to the comparable period in 2010.

As a result of the redemption of the 9.5% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”), we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.

Net loss for the six months ended June 30, 2011 was $4.7 million compared to a net loss of $3.1 million for the six months ended June 30, 2010. This difference is attributable to the changes in revenue, costs and expenses and other income described above.

Non-GAAP Financial Measure

We present Adjusted EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles (GAAP) in the United States of America. We define Adjusted EBITDA as net earnings (loss) adjusted for (i) income tax (benefit) expense, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items, consistent with definitions provided under our former Senior Facility, that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. We believe Adjusted EBITDA assists investors and securities analysts in comparing our performance across reporting periods on a consistent basis by excluding items, consistent with definitions provided under our former Senior Facility, that we do not believe are indicative of our core operating performance. However, there may be additional items which are non-recurring as set forth above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We use Adjusted EBITDA to evaluate the effectiveness of our business strategies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table is a reconciliation of Adjusted EBITDA to net (loss) earnings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net (loss) earnings	$(1,970)	$3,393	$(4,663)	$(3,115)
Income tax expense (benefit)	23	(9)	(41)	141
Interest expense	16,120	11,185	30,838	22,348
Depreciation and amortization, including patient service equipment depreciation	14,685	14,562	29,775	29,708
Accounts receivable adjustment (1)	—	—	—	5,000
Non-cash equity-based compensation expense	160	80	193	167
Restructuring related costs(2)	16	33	22	99
Settlement costs (3)	—	—	18	21
Loss on extinguishment of debt (4)	—	—	1,216	—

	$29,034	$29,244	$57,358	$54,369

(1)

Accounts receivable adjustments associated with specific collection issues that are not considered indicative of our ongoing operation performance. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the associated increase in the provision for doubtful accounts recorded during the three months ended March 31, 2010 is not expected to recur.

(2)	Restructuring related costs generally consist of severance and location closure costs.
(3)	Settlement costs incurred outside our ordinary course of business which we do not believe reflect the current and ongoing cash charges related to our operating cost structure.
(4)	We redeemed our 9.5% Senior Subordinated Notes due April 2012 on March 17, 2011, and recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issue costs.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $12.9 million for the six months ended June 30, 2011, as compared to $20.1 million for the same period in 2010. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the six months ended June 30, 2011. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, including payment of interest amounts on our Senior Secured Notes and Senior Second Lien Notes when due. In addition, we have $10.0 million available under our revolving credit facility which expires March 17, 2012.

Accounts receivable before allowance for doubtful accounts increased to $91.1 million at June 30, 2011 from $78.5 million at December 31, 2010. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 30.3% and 31.6% as of June 30, 2011 and December 31, 2010, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 58.5 days at June 30, 2011, compared to 49.5 days at December 31, 2010 and 54.6 days at June 30, 2010. There are several factors that continue to impact our DSO, including, but not limited to:

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

•

Increased patient responsibility. We continue to see increased patient responsibility for healthcare costs. These increases include the impact of high deductible insurance plans, increased deductible and copayment levels under employer sponsored plans and increased levels of patients without insurance coverage due to job loss (or job change). We have implemented more stringent collection standards with respect to balances due directly from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes have increased our DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the associated increase in the provision for doubtful accounts recorded during the three months ended March 31, 2010 is not expected to recur.

The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of June 30, 2011 and December 31, 2010:

June 30, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	19%	9%	66%
Aged 91-180 days	7%	5%	10%	22%
Aged 181-360 days	3%	2%	6%	11%
Aged over 360 days	1%	0%	0%	1%

Total	49%	26%	25%	100%

December 31, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	21%	8%	67%
Aged 91-180 days	5%	5%	7%	17%
Aged 181-360 days	4%	4%	7%	15%
Aged over 360 days	0%	1%	0%	1%

Total	47%	31%	22%	100%

Included in accounts receivable are earned but unbilled receivables of $21.7 million at June 30, 2011 and $18.9 million at December 31, 2010. These amounts include $5.1 million at June 30, 2011 and $3.6 million at December 31, 2010 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through equipment purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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

Management performs analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change, which could have an impact on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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

Net cash used in investing activities was $23.8 million for the six months ended June 30, 2011, as compared to $22.9 million for the same period in 2010. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash paid for capital expenditures totaled approximately $24.5 million for the six months ended June 30, 2011 as compared to $24.3 million for the same period in 2010, including $6.1 million and $2.3 million paid for equipment purchases from competitors exiting the home health care market, respectively. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. We also paid $3.2 million for the six months ended June 30, 2011 for asset purchases from competitors. These increases in cash used in investing activities were partially offset by a $4.2 million reduction in our surety bond and letter of credit collateral included in restricted cash.

Refer to the “Notes to Condensed Consolidated Financial Statements—(9) Debt” included herein in Item 1, “Financial Statements,” for a complete description of our outstanding indebtedness.

We have outstanding letters of credit totaling $8.8 million as of June 30, 2011 and December 31, 2010. Our letters of credit were cash collateralized at 100% and 105% of their face amount, as of June 30, 2011 and December 31, 2010, respectively. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of June 30, 2011 and December 31, 2010.

Cash flows from financing activities primarily relate to our debt facilities and outstanding debt. Our outstanding debt includes the following:

•

$224.3 million in aggregate principal amount of Senior Secured Notes, the proceeds of which were used to repay our Senior Facility. The notes mature on October 15, 2015. Interest of 10.75% is payable semi-annually in arrears on April 15 and October 15 of each year. We made our regularly scheduled April 15 interest payment of $13.0 million during the six months ended June 30, 2011. Accrued interest on the Senior Secured Notes totaled $5.2 million and $6.2 million at June 30, 2011 and December 31, 2010, respectively.

•

$284.9 million aggregate principal amount of Senior Second Lien Notes, the proceeds of which were used to repay our Senior Subordinated Notes. The notes mature on March 15, 2018. Interest of 10.5% is payable semi-annually in arrears on March 15 and September 15 of each year. Accrued interest on the Senior Second Lien Notes totaled $8.9 million at June 30, 2011.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report.

In connection with this evaluation, there were no changes identified during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2010 Annual Report on Form 10-K, filed on February 28, 2011.

Item 1A—Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, except for the following:

A significant percentage of our business is derived from patients with primary health coverage under Medicare Part B, and as such, any decreases in Medicare Part B reimbursement rates are likely to have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

As a home medical equipment (HME) provider, we are heavily dependent on Medicare reimbursement with approximately 40% of our revenue reimbursed under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

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

These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. In addition, Medicare reimbursement may be reduced in connection with recently proposed, currently pending and future legislation relating to the federal government’s ability to incur or pay interest on its indebtedness. The impact of recent reimbursement changes are discussed in more detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part I, Item 2.

Item 5—Other Information

On August 8, 2011, in order to provide for an orderly succession plan, Rotech Healthcare, Inc. (the “Company”) entered into an amendment (the “Amendment”) to the Second Amended and Restated Employment Agreement, originally dated October 6, 2008, between the Company and Philip L. Carter, the Company’s Chief Executive Officer (the “Executive”).

The Amendment provides that after December 31, 2011 (the “Transition Date”), the board of directors of the Company may take any action reasonably necessary in furtherance of planning for the hiring of a new Chief Executive Officer and that following the Transition Date, the Executive will assist with the orderly transition of his duties to his successor.

        As amended by the Amendment, the Agreement provides that if at any time following the Transition Date, the Company terminates the Executive’s employment without Cause (as defined in the Agreement) or the Executive voluntarily resigns his employment with the Company, the Executive will receive retirement benefits from the Company consisting of the following, subject to his signing and not revoking a general release of claims in favor of the Company: (i) a lump sum cash payment equal to one times the Executive’s then current annual base salary, plus the full amount of the Executive’s target bonus for the year in which the termination occurs and $10,000 in lieu of outplacement services, (ii) accelerated vesting of any of the Executive’s then-unvested stock options, and (iii) certain benefit continuation amounts and other in-kind benefits. In addition, the Executive will receive all payments and benefits accrued through the date of termination, including a pro rata portion of the current year’s target bonus amount, but not including the discretionary portion of any unpaid bonus earned for the prior year, whether or not previously accrued. The Company and the Executive are required to provide six months’ notice before any such termination.

The retirement benefits described above are provided in lieu of any other severance entitlements, such that following the Transition Date the Executive will not be entitled to the severance benefits other than the retirement benefits described above, including the severance benefits previously provided under the Agreement, which previously provided for a severance upon a termination of the Executive’s employment by the Company without Cause or by the Executive for Good Reason (as such terms are defined in the Agreement) in the amount of three times the Executive’s base salary and target bonus amount, in addition to other benefits. The Amendment does not change the payments or benefits the Executive would receive upon a change in control of the Company. The Executive will also remain subject to the non-competition, non-solicitation and confidentiality covenants contained in the Agreement.

The foregoing summary is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6—Exhibits

(a) Exhibits:

10.1	Rotech Healthcare Inc. Equity Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 22, 2011).

10.2	Employment Agreement Amendment to the Second Amended and Restated Employment Agreement with Philip L. Carter dated August 8, 2011.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTECH HEALTHCARE INC.

Dated: August 9, 2011	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated: August 9, 2011	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
10.1	Rotech Healthcare Inc. Equity Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 22, 2011).

10.2	Employment Agreement Amendment to the Second Amended and Restated Employment Agreement with Philip L. Carter dated August 8, 2011.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.