Form 10-Q
period 2011-09-30
ROTECH HEALTHCARE INC
filed 2011-11-10
CIK 1175108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 000-50940
______________________________________
ROTECH HEALTHCARE INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	30,408,870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 Technology Drive, Suite 300, Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)
(407) 822-4600
(Registrant’s telephone number, including area code)
______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2011 the registrant had 25,905,852 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$33,034	$63,046
Accounts receivable, net	74,906	68,042
Other receivables	3,523	2,480
Income taxes receivable	67	111
Inventories	16,969	10,020
Prepaid expenses	2,944	3,390
Total current assets	131,443	147,089
Property and equipment, net	103,389	105,290
Intangible assets (less accumulated amortization of $12,587 at September 30, 2011 and $9,600 at December 31, 2010)	20,839	14,434
Restricted cash	8,765	12,927
Other assets, including debt issue costs	17,277	11,322
	$281,713	$291,062
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$17,170	$19,637
Accrued expenses and other current liabilities	17,107	14,237
Accrued interest	12,755	13,159
Deferred revenue	8,729	9,058
Current portion of long-term debt	798	502
Total current liabilities	56,559	56,593
Deferred tax liabilities, net	278	614
Other long-term liabilities	728	515
Long-term debt, less current portion	510,066	510,909
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 141,324 and 239,496 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,954	5,116
Commitments and contingencies
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,905,852 and 25,616,103 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in capital	507,323	506,960
Accumulated deficit	(796,198)	(789,648)
Total stockholders’ deficiency	(288,872)	(282,685)
	$281,713	$291,062
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$122,806	$124,973	$366,750	$372,654
Costs and expenses:
Cost of net revenues	37,825	38,605	112,854	119,453
Selling, general and administrative	63,217	66,010	188,842	199,197
Provision for doubtful accounts	6,428	4,774	18,776	18,589
Depreciation and amortization	2,370	2,050	7,005	6,039
Total costs and expenses	109,840	111,439	327,477	343,278
Operating income	12,966	13,534	39,273	29,376
Other expense (income):
Interest expense, net	14,692	11,285	45,366	33,585
Other expense (income), net	97	(103)	(783)	(3,587)
Loss on debt extinguishment	—	—	1,216	—
Total other expense	14,789	11,182	45,799	29,998
(Loss) earnings before income taxes	(1,823)	2,352	(6,526)	(622)
Income tax benefit	(168)	(165)	(208)	(24)
Net (loss) earnings	(1,655)	2,517	(6,318)	(598)
Accrued dividends on convertible redeemable preferred stock	18	109	232	309
Net (loss) earnings attributable to common stockholders	$(1,673)	$2,408	$(6,550)	$(907)
Net (loss) earnings per common share:
Basic	$(0.06)	$0.09	$(0.25)	$(0.04)
Diluted	$(0.06)	$0.09	$(0.25)	$(0.04)
Weighted average shares outstanding:
Basic	25,888,298	25,587,270	25,745,691	25,559,607
Diluted	25,888,298	26,296,532	25,745,691	25,559,607
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2011	2010
Net loss	$(6,318)	$(598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	18,776	18,589
Depreciation and amortization	47,660	46,401
Loss on debt extinguishment	1,216	—
Deferred income taxes	(336)	(91)
Other	469	80
Changes in operating assets and liabilities:
Accounts receivable	(25,640)	(21,309)
Other receivables	(1,043)	(828)
Income taxes receivable	44	(15)
Inventories	(6,614)	2,204
Prepaid expenses	446	314
Other assets	60	(1,878)
Accounts payable and accrued expenses	(3,247)	(388)
Other long-term liabilities	(37)	(24)
Accrued interest	(404)	9,213
Deferred revenue	(329)	680
Net cash provided by operating activities	24,703	52,350
Cash flows from investing activities:
Purchases of property and equipment	(37,526)	(36,832)
Identifiable intangible assets associated with equipment purchases	(267)	—
Cash paid for asset purchases	(6,790)	—
Withdrawals from restricted cash	4,162	1,365
Net cash used in investing activities	(40,421)	(35,467)
Cash flows from financing activities:
Payments on capital leases	(484)	(1,908)
Payments of other liabilities	—	(349)
Proceeds from long-term borrowing	284,771	—
Retirement of long-term borrowing	(287,000)	—
Debt issue costs	(9,125)	—
Net proceeds from stock option exercises	131	13
Repurchase Series A convertible redeemable preferred stock	(2,152)	—
Payments of dividends on Series A convertible redeemable preferred stock	(435)	(13)
Net cash used in financing activities	(14,294)	(2,257)
(Decrease) increase in cash and cash equivalents	(30,012)	14,626
Cash and cash equivalents, beginning of period	63,046	58,904
Cash and cash equivalents, end of period	$33,034	$73,530
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
The Company has evaluated significant events and transactions that occurred after September 30, 2011 through the date of filing this report on Form 10-Q.
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
We are highly leveraged. As of September 30, 2011, we had $510,864 of long-term debt outstanding. Our Senior Secured Notes ($224,526) mature in October 2015 and our Senior Second Lien Notes ($285,078) mature in March 2018. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances, cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months.

(3)	Earnings Per Common Share
Basic earnings per share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and nine months ended September 30, 2011 and 2010. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 3,280,267 and 1,782,370 for the three months ended September 30, 2011 and 2010, respectively, and 3,179,270 and 2,039,679 for the nine months ended September 30, 2011 and 2010, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net (loss) earnings attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) earnings attributable to common stockholders (basic and diluted EPS)	$(1,673)	$2,408	$(6,550)	$(907)
Denominator:
Basic weighted-average shares outstanding	25,888,298	25,587,270	25,745,691	25,559,607
Dilutive stock options	—	709,262	—	—
Dilutive convertible redeemable preferred stock	—	—	—	—
Diluted weighted average shares outstanding	25,888,298	26,296,532	25,745,691	25,559,607
Net (loss) earnings per common share:
Basic	$(0.06)	$0.09	$(0.25)	$(0.04)
Diluted	$(0.06)	$0.09	$(0.25)	$(0.04)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and were paid in January 2011. At the meeting of the board of directors held on June 24, 2011, dividends in the amount of $431 were declared on our Series A Preferred and are included in our accompanying consolidated balance sheet as of September 30, 2011 within “Accrued expenses and other current liabilities.”

(4)	Equipment and Asset Purchases
During the nine months ended September 30, 2011 and 2010, we completed $5,859 and $3,370, respectively, of purchases of new and used rental equipment and inventory from competitors exiting the home health care market which represents a limited subset of the assets and activities used in operating their respective businesses (“Equipment Purchases”).

	Nine months ended September 30,	Nine months ended September 30,
	2011	2010
Property and equipment	$5,145	$3,286
Inventory	447	84
Identifiable intangible assets	267	—
Total	$5,859	$3,370

During the nine months ended September 30, 2011, we completed purchases of new and used rental equipment, inventory and other additional assets, including identifiable intangible assets, from competitors exiting the home health care market representing a business combination (“Asset Purchases”) totaling $7,424, the aggregate cost of which has been recorded as follows:

Nine Months Ended
September 30, 2011
Property and equipment	$4,158
Identifiable intangible assets	3,441
Inventory	335
Cash	120
Liabilities	(630)
Total	$7,424

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
The following table reflects the components of identifiable intangible assets:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$5,700	$12,000	$5,250
Computer software	10,728	4,901	5,000	2,917
Other	8,698	1,986	5,034	1,433
Subtotal	31,426	12,587	22,034	9,600
Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—
Subtotal	2,000	—	2,000	—
Total intangible assets	$33,426	$12,587	$24,034	$9,600

During 2011, we wrote off fully amortized intangibles in the amount of $43. Amortization expense for the three and nine months ended September 30, 2011 was approximately $646 and $1,446, respectively. Amortization expense for the three and nine months ended September 30, 2010 was approximately $309 and $951, respectively. During 2011, we recorded $9,435 of intangible assets subject to amortization, including reclassification of $5,728 of gross carrying amount of internally developed computer software from property and equipment, which have a weighted average remaining life of 6.76 years.
Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2011	$2,183
2012	2,921
2013	2,869
2014	2,128
2015	1,818

(6)	Segment Data
We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Respiratory therapy equipment and services	$107,388	$107,726	$320,604	$321,835
Durable medical equipment	13,114	14,302	38,940	41,048
Other	2,304	2,945	7,206	9,771
Net revenue	$122,806	$124,973	$366,750	$372,654

(7)	Other Commitments and Contingencies
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

•	Inconsistent timing of payments from Centers for Medicare and Medicaid Services, its contractors and other third-party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging negligence in the provision of healthcare services and related claims.
Such inherent risks require the use of certain management estimates in the preparation of our financial statements and it is reasonably possible that changes in such estimates may occur.
We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 56.7% and 58.1% of our patient service revenue for the three months ended September 30, 2011 and 2010, respectively, and 57.0% and 58.1% for the nine months ended September 30, 2011 and 2010, respectively.
We have recently signed an amendment to our provider participation agreement with Humana (the “Amendment”). The Amendment rescinds the termination notice received from Humana on May 2, 2011 and allows us to continue as a selected provider. The terms of the Amendment are effective September 1, 2011 with a four-year term.

(9)	Debt
Our long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Capital lease obligations with interest implied at fixed rates between 4.6% and 11.0%, due in equal monthly installments with terms expiring from October 2011 through August 2013, secured by equipment	$1,260	$629
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $5,474 and $6,218 unamortized original issue discount at September 30, 2011 and December 31, 2010, respectively	224,526	223,782
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $4,922 unamortized original issue discount at September 30, 2011	285,078	—
9.5% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1, fully satisfied March 17, 2011	—	287,000
Sub total	510,864	511,411
Less current portion	798	502
Total long-term debt	$510,066	$510,909

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
The Senior Second Lien Notes were issued at a discount of $5,229 and we incurred transaction costs of approximately $8,916. The discount and transaction costs associated with the Senior Second Lien Notes are being amortized as interest expense over the term of these notes. Interest will be payable semi-annually on March 15 and September 15 commencing on September 15, 2011. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24,485 of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the Senior Second Lien Notes on March 17, 2011, we deposited $301,920 with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287,000 and accrued interest through April 18, 2011 of $14,920. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and canceled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1,216 loss on extinguishment of debt related to unamortized debt issuance costs.
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
Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies Finance LLC, as documentation agent. The credit agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the

“Revolving Credit Facility”). The Revolving Credit Facility expires on March 17, 2012. There was no debt outstanding under the Revolving Credit Facility as of September 30, 2011.
The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of September 30, 2011, we were below the maximum leverage ratio threshold, as defined therein.
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
The Senior Secured Notes were issued at a discount of $6,465 and we incurred transaction costs of approximately $8,002. The discount and transaction costs associated with the Senior Secured Notes are being amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13,698 of cash on hand, to repay all of the outstanding indebtedness including accrued interest of $2,761 under our former Senior Facility and pay associated fees and expenses. As a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4,401 loss on extinguishment of debt related to unamortized debt issuance costs of $2,143 and prepayment premiums of $2,258.
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
During the nine months ended September 30, 2010 we paid $8,311 of interest in cash under our former Senior Facility.
We have outstanding letters of credit totaling $8,765 as of September 30, 2011 and December 31, 2010. Our letters of credit were cash collateralized at 100% and 105% of their face amount, as of September 30, 2011 and December 31, 2010, respectively. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.
The fair value of our Senior Secured Notes and Senior Second Lien Notes at September 30, 2011 and the Senior Subordinated Notes at December 31, 2010 are based on quoted market prices. The estimated fair value of the Senior Secured Notes at September 30, 2011 was $232,054. The estimated fair value of the Senior Second Lien Notes at September 30, 2011 was $273,034. The estimated fair value of the Senior Subordinated Notes at December 31, 2010 was $277,054. The fair value of Senior Secured Notes at December 31, 2010 approximated carrying value because no public market existed until January 2011.

(10)	Income Taxes
We recorded a net tax benefit of $168 and $165 for the three months ended September 30, 2011 and 2010, respectively and a net tax benefit of $208 and $24 for the nine months ended September 30, 2011 and 2010, respectively. The current year to date tax benefit is primarily the result of a decrease of $336 in our liabilities recorded for uncertain tax positions and a current state tax expense of $128. We have provided a full valuation allowance against our remaining net deferred tax assets as of September 30, 2011 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized based on cumulative book losses.
At September 30, 2011, we had available federal net operating loss (NOL) carryforwards of approximately $192,731 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2031. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.
We recorded a liability of $249 and $525 for unrecognized tax benefits related to various federal and state income tax matters as of September 30, 2011 and December 31, 2010, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation of the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ended December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2008 to present. The IRS commenced examinations of the Company’s U.S. income tax return for 2008 in the third quarter of 2010 and for 2009 in the first quarter of 2011. As of September 30, 2011, the IRS has closed the examinations and did not propose any adjustments. Our state income tax returns are open to audit and additional tax assessments for the years ended December 31, 2002 to present as applicable under the various state statutes of limitations.
There is $29 and $89 of accrued interest related to uncertain tax positions as of September 30, 2011 and December 31, 2010, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the nine months ended September 30,
	2011	2010
Cash payments for:
Interest	$43,009	$22,128
Income taxes, net of refunds	83	83
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	2,753	4,412
Property and equipment acquired through capital leases	4,761	654
Contingent consideration related to asset purchases	500	—

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
Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.4% and 86.3% of net revenues for the three months ended September 30, 2011 and 2010, respectively and 87.4% and 86.4% of net revenues for the nine months ended September 30, 2011 and 2010, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.7% and 11.4% of net revenues for the three months ended September 30, 2011 and 2010, respectively and 10.6% and 11.0% of net revenues for the nine months ended September 30, 2011 and 2010, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.
We are focused on specific initiatives to continue the growth in patient and product counts experienced over the past three years. During 2010, we substantially completed development of a new order intake system that will streamline our order intake processes and eliminate many of our current, paper-based processes. We have to date completed implementation of this system in approximately 87% of our operating locations and we expect full implementation by the end of 2011.

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
In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective asset and equipment purchases from competitors exiting the home medical equipment market. In particular:

•
During the first nine months of 2011, we purchased $13.3 million of new and used rental equipment, inventory and certain identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional asset and equipment purchase opportunities and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. During the nine months ended September 30, 2011, we have recognized approximately $17.9 million of revenues associated with patients transitioned onto service with our Company through asset and equipment purchases.

•
During the first nine months of 2010, we purchased $3.4 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchases in these transactions is currently on rent and located in patients’ homes. During the nine months ended September 30, 2010, we have recognized approximately $14.4 million of revenues associated with patients transitioned onto service with our Company through equipment purchases.

During 2010, we implemented several new initiatives intended to streamline our workflows and further leverage new internally developed systems and system enhancements. These reductions, in addition to other cost savings initiatives, decreased our selling, general and administrative expenses as a percentage of net revenue to 51.5% for the nine months ended September 30, 2011 as compared to 53.5% for the nine months ended September 30, 2010. These strategic and operational initiatives were implemented in order to improve our financial performance and thereby best position us to complete the refinancing of our 2011-2012 debt maturities and provide adequate cash flow to service our outstanding long-term debt and fund our strategic growth initiatives.
We expect that we will continue to evaluate and explore strategic alternatives and opportunities as they may arise, including potential acquisitions, business combination transactions, strategic partnerships or similar transactions. In addition, either in connection with or independent of such a transaction, we expect that we may engage in financing activities through public or private offerings of equity, debt or convertible securities, including common stock, preferred stock, warrants, convertible notes or other instruments. We may repurchase our common stock from time to time in open market purchases or in privately negotiated transactions subject to the limitations provided in our respective debt agreements.  The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities.  Our 2011 financial plan calls for continued improvements in financial performance compared to 2010.
On June 28, 2011, we submitted our application for relisting of our common stock on the NASDAQ Global Market. The application review by NASDAQ’s Listing Qualifications department for compliance with all NASDAQ Stock Market standards is substantially complete. However, we do not currently meet the $4.00 per share minimum bid price required for initial listing on the NASDAQ Global Market. While we intend to satisfy all of NASDAQ’s requirements for relisting, there can be no assurance that our application will be approved, or of when or if our common shares will be listed on the NASDAQ Stock Market or another stock exchange. Our common stock will continue to trade on the OTC Bulletin Board under our current symbol, ROHI, during the NASDAQ listing process.
On October 24, 2011, the Company executed four Supplemental Indentures adding two new subsidiary entities, Ellis County Home Medical Equipment, LLC and Qualicare Home Medical, Inc., as subsidiary guarantors under the Company's First Lien Indenture, dated October 6, 2010, and the Second Lien Indenture, dated March 17, 2011.

Reimbursement by Third-Party Payors
We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 56.7% and 58.1% of our patient service revenue for the three months ended September 30, 2011 and 2010, respectively and 57.0% and 58.1% of our patient service revenue for the nine months ended September 30, 2011 and 2010, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.
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

▪
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
On July 2, 2010, CMS announced the single payment amount for each of the respective round one rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. We were awarded and accepted 17 contracts. In addition, on July 1 and September 9, 2011, we completed two acquisitions in two of the round one rebid CBAs. As part of these acquisitions, we assumed six additional competitive bid contracts, for a total of 23, as follows:

•	7 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	5 CBAs for continuous positive airway pressure, respiratory assist devices and related supplies and accessories;

•	2 CBA for walkers;

•	1 CBA for hospital beds and related supplies; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories.
CMS announced the participating providers in November 2010. The contracts became effective on January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program began and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS release information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. Although we do not have specific market share data relative to the 70% of providers not awarded competitive bidding contracts, we believe that contracted providers within these CBAs have experienced significant volume increases since the competitive bidding contracts became effective on January 1, 2011. The application of the new competitive bid rates in the Round 1 Rebid CBAs reduced our net revenue by approximately $1.3 million and $3.3 million for the three and nine months ended September 30, 2011, respectively. We have experienced volume increases in the CBAs where we were awarded contracts, which we attribute in part to an increase in market share, during the three and nine months ended September 30, 2011, and we believe that these volume increases will more than offset the reductions in reimbursement rates over time.
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
The MMA also revised the payment methodology for certain drugs, including inhalation drugs dispensed through nebulizers. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (AWP) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (ASP) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-

based reimbursement formula resulted in a significant reduction in payment rates for inhalation drugs. Given the overall reduction in payment for inhalation drugs dispensed through nebulizers, CMS established a dispensing fee for inhalation drugs shipped to a beneficiary beginning in 2005. The current dispensing fee is $57 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33 for each subsequent 30-day period. The dispensing fee for a 90-day supply of inhalation drugs is $66. The dispensing fee has remained unchanged since 2006. Future changes from quarterly updates to ASP pricing, as well as any future dispensing fee reductions or eliminations, if they occur, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.
Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.313 in the fourth quarter 2011. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer product mix.
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
Results of Operations
The following table shows our results of operations for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$122,806	$124,973	$366,750	$372,654
Costs and expenses:
Cost of net revenues	37,825	38,605	112,854	119,453
Selling, general and administrative	63,217	66,010	188,842	199,197
Provision for doubtful accounts	6,428	4,774	18,776	18,589
Depreciation and amortization	2,370	2,050	7,005	6,039
Total costs and expenses	109,840	111,439	327,477	343,278
Operating income	12,966	13,534	39,273	29,376
Other expense (income):
Interest expense, net	14,692	11,285	45,366	33,585
Other income, net	97	(103)	(783)	(3,587)
Loss on debt extinguishment	—	—	1,216	—
Total other expense	14,789	11,182	45,799	29,998
(Loss) earnings before income taxes	(1,823)	2,352	(6,526)	(622)
Income tax benefit	(168)	(165)	(208)	(24)
Net (loss) earnings	(1,655)	2,517	(6,318)	(598)
Accrued dividends on convertible redeemable preferred stock	18	109	232	309
Net (loss) earnings attributable to common stockholders	$(1,673)	$2,408	$(6,550)	$(907)

The following table shows our results of operations as a percentage of our net revenues for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	30.8%	30.9%	30.8%	32.1%
Selling, general and administrative	51.5%	52.8%	51.5%	53.5%
Provision for doubtful accounts	5.2%	3.8%	5.1%	5.0%
Depreciation and amortization	1.9%	1.6%	1.9%	1.6%
Total costs and expenses	89.4%	89.1%	89.3%	92.2%
Operating income	10.6%	10.9%	10.7%	7.8%
Other expense (income):
Interest expense, net	12.0%	9.0%	12.4%	9.0%
Other income, net	0.1%	(0.1)%	(0.2)%	(1.0)%
Loss on debt extinguishment	—%	—%	0.3%	—%
Total other expenses	12.1%	8.9%	12.5%	8.0%
(Loss) earnings before income taxes	(1.5)%	2.0%	(1.8)%	(0.2)%
Income tax benefit	(0.1)%	(0.1)%	(0.1)%	—%
Net (loss) earnings	(1.4)%	2.1%	(1.7)%	(0.2)%
Accrued dividends on convertible redeemable preferred stock	—%	0.1%	0.1%	0.1%
Net (loss) earnings attributable to common stockholders	(1.4)%	2.0%	(1.8)%	(0.3)%

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010
Total net revenues for the three months ended September 30, 2011 were $122.8 million as compared to $125.0 million for the comparable period in 2010. This net decrease of $2.2 million from the comparable period in 2010 is primarily attributable to a $2.8 million decrease in nebulizer medication reimbursement and volume, a $1.3 million reduction from competitive bidding, and a $2.0 million decrease in non-patient service revenue, non-core product lines and other changes in Medicare reimbursement. These decreases were partially offset by $2.1 million from organic growth in our core oxygen and CPAP product lines and approximately $1.8 million associated with patients transitioned onto service with us through equipment purchases. As of September 30, 2011 revenue generating patients (including patients from equipment and asset purchases) in the core product lines of oxygen and CPAP grew 13.4% compared to September 30, 2010.
Cost of net revenues totaled $37.8 million for the three months ended September 30, 2011, a decrease of $0.8 million, or 2.0%, from the comparable period in 2010. Cost of net revenues for the three months ended September 30, 2011 and 2010 was comprised of the following:

	Three months ended
	September 30,
	2011	2010
Cost of net revenues:
Product and supply costs	$23,162	$24,175
Patient service equipment depreciation	12,569	12,345
Operating costs	2,094	2,085
	$37,825	$38,605

The decrease in product and supply costs is primarily attributable to the reduced volume in our nebulizer medication business. In addition, our CPAP supply product costs have decreased as a result of lower pricing associated with achievement of higher purchase volume tiers with certain of our vendors. Cost of net revenues as a percentage of net revenues was 30.8% for the three months ended September 30, 2011 as compared to 30.9% for the comparable period in 2010.
Selling, general and administrative expenses for the three months ended September 30, 2011 totaled $63.2 million, a decrease of $2.8 million, or 4.2%, from the comparable period in 2010. The decrease in selling, general and administrative expenses was primarily attributable to a $1.5 million decrease in insurance costs as a result of lower claims incurrence and design changes to our health insurance plans, a $1.2 million reduction in salary-related costs primarily from a 0.9% reduction in full-time equivalent employee count compared to the comparable period in 2010, and a $1.1 million reduction in fleet costs associated with the buy-out of our vehicle leases during 2010. These decreases were partially offset by increased fuel costs as a result of higher gas prices and increased contract labor costs associated with our equipment purchases. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.5% for the three months ended September 30, 2011 from 52.8% for the three months ended September 30, 2010.
The provision for doubtful accounts for the three months ended September 30, 2011 totaled $6.4 million, a $1.7 million increase from the comparable period in 2010. As a percentage of net revenues, the provision for doubtful accounts was 5.2% and 3.8% for the three months ended September 30, 2011 and 2010, respectively. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”
Depreciation and amortization for the three months ended September 30, 2011 totaled $2.4 million, an increase of $0.3 million from the comparable period in 2010. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 1.9% as compared to 1.6% for the comparable period in 2010.
Net interest expense for the three months ended September 30, 2011 totaled $14.7 million, an increase of $3.4 million from the comparable period in 2010. This increase is primarily the result of the refinancing of the Senior Facility with our Senior Secured Notes in October 2010 and the refinancing of the Senior Subordinated Notes with our Senior Second Lien Notes in March 2011. The Senior Secured Notes bear interest at 10.75% and the Senior Second Lien Notes bear interest at 10.5% while the Senior Facility had an average variable interest rate of 6.4% and the Senior Subordinated Notes bore interest at 9.5%.
Net loss for the three months ended September 30, 2011 was $1.7 million compared to net earnings of $2.5 million for the comparable period in 2010. This difference is attributable to the changes in revenue, and costs and expenses described above.
Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010
Total net revenues for the nine months ended September 30, 2011 were $366.7 million as compared to $372.7 million for the comparable period in 2010. This net decrease of $5.9 million from the comparable period in 2010 is primarily attributable to a $9.4 million reduction in nebulizer medication reimbursement and volume, a $3.3 million reduction from competitive bidding, and a $3.9 million reduction associated with non-patient service revenue, non-core product lines and other changes in Medicare reimbursement. These decreases were partially offset by $7.2 million from organic growth in our core oxygen and CPAP product lines and approximately $3.6 million of net increase associated with patients transitioned onto service with us through equipment purchases. As of September 30, 2011 revenue generating patients (including patients from equipment and asset purchases) in the core product lines of oxygen and CPAP grew 13.4% compared to September 30, 2010.
Cost of net revenues totaled $112.9 million for the nine months ended September 30, 2011, a decrease of $6.6 million, or 5.5%, from the comparable period in 2010. Cost of net revenues for the nine months ended September 30, 2011 and 2010 was comprised of the following:

	Nine months ended
	September 30,
	2011	2010
Cost of net revenues:
Product and supply costs	$68,732	$75,074
Patient service equipment depreciation	37,710	38,063
Operating costs	6,412	6,316
	$112,854	$119,453
The decrease in product and supply costs is primarily attributable to the reduced volume in our nebulizer medication business. In addition, our CPAP supply product costs have decreased as a result of lower pricing associated with achievement of higher purchase volume tiers with certain of our vendors. Cost of net revenues as a percentage of net revenue was 30.8% for the nine months ended September 30, 2011 as compared to 32.1% for the comparable period in 2010.
Selling, general and administrative expenses for the nine months ended September 30, 2011 totaled $188.8 million, a decrease of $10.4 million, or 5.2%, from the comparable period in 2010. The decrease in selling, general and administrative expenses was primarily attributable to a $5.0 million decrease in insurance costs as a result of lower claims incurrence and design changes to our health insurance plans, a $3.5 million reduction in fleet costs associated with the buy-out of our vehicle leases during 2010, a $3.3 million reduction in salary-related costs primarily from a 0.9% reduction in full-time equivalent employee count compared to the comparable period in 2010, and a $1.2 million decrease in telecom expenses associated with an excise tax refund ($0.6 million, net of associated fees) and renegotiated telecom contracts. These decreases were partially offset by increased fuel costs as a result of higher gas prices, and increased contract and temporary labor costs as a result of increased utilization of respiratory therapists and transition costs associated with equipment purchases. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.5% for the nine months ended September 30, 2011 from 53.5% for the nine months ended September 30, 2010.
The provision for doubtful accounts for the nine months ended September 30, 2011 totaled $18.8 million, a $0.2 million increase from the comparable period in 2010. During 2009, we transitioned all patient-related collection activities to a third-party vendor. We experienced extended delays and implementation issues associated with this transition. During the quarter ended March 31, 2010, we completed the initial collection phases associated with the early patient balances most impacted by these transition issues and determined that an additional provision for doubtful accounts in the amount of $5.0 million was required to allow for a lower percentage of collection on patient receivables resulting from these transition issues. Management believes that these transition issues have been fully resolved and the associated increase in the provision for doubtful accounts recorded during the three months ended March 31, 2010 is not expected to recur. As a percentage of net revenue, excluding the $5.0 million additional provision for the three months ended March 31, 2010, the provision for doubtful accounts increased from 3.6% for the nine months ended September 30, 2010 to 5.1% for the nine months ended September 30, 2011. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”
Depreciation and amortization for the nine months ended September 30, 2011 totaled $7.0 million, an increase of $1.0 million from the comparable period in 2010. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 1.9% as compared to 1.6% for the comparable period in 2010.
Net interest expense for the nine months ended September 30, 2011 totaled $45.4 million, an increase of $11.8 million from the comparable period in 2010. This increase is primarily the result of the refinancing of the Senior Facility in October 2010 with our Senior Secured Notes and the refinancing of the Senior Subordinated Notes with our Senior Second Lien Notes in March 2011. The Senior Secured Notes bear interest at 10.75% and the Senior Second Lien Notes bear interest at 10.5% while the Senior Facility had an average variable interest rate of 6.3% and the Senior Subordinated Notes bore interest at 9.5%.
Other income for the nine months ended September 30, 2011 totaled $0.8 million, a decrease of $2.8 million from the comparable period in 2010. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred, was approximately $2.9 million. The settlement is the primary difference in other income for the nine months ended September 30, 2011 compared to the comparable period in 2010.
As a result of the redemption of the 9.5% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”), we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.
Net loss for the nine months ended September 30, 2011 was $6.3 million compared to a net loss of $0.6 million for the nine months ended September 30, 2010. This difference is attributable to the changes in revenue, costs and expenses and other income described above.
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
The following table is a reconciliation of Adjusted EBITDA to net (loss) earnings (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) earnings	$(1,655)	$2,517	$(6,318)	$(598)
Income tax benefit	(168)	(165)	(208)	(24)
Interest expense	14,703	11,307	45,540	33,655
Depreciation and amortization, including patient service equipment depreciation	14,940	14,395	44,715	44,103
Accounts receivable adjustment(1)	—	—	—	5,000
Non-cash equity-based compensation expense	161	23	355	190
Restructuring related costs(2)	26	—	49	99
Settlement costs(3)	101	83	120	104
Loss on extinguishment of debt(4)	—	—	1,216	—
	$28,108	$28,160	$85,469	$82,529

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

Liquidity and Capital Resources
Net cash provided by operating activities was $24.7 million for the nine months ended September 30, 2011, as compared to $52.4 million for the same period in 2010. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the nine months ended September 30, 2011. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, including payment of interest amounts on our Senior Secured Notes and Senior Second Lien Notes when due. In addition, we have $10.0 million available under our revolving credit facility which expires March 17, 2012.
Inventories increased to $17.0 million as of September 30, 2011 from $10.0 million as of December 31, 2010. This increase is attributable to higher on hand volumes of nebulizer medications as a result of concerns over product availability and pricing, as well as timing differences with respect to certain high volume purchases of CPAP supplies. We expect that future inventory will be more consistent with past experience.
Accounts receivable before allowance for doubtful accounts increased to $86.7 million at September 30, 2011 from $78.5 million at December 31, 2010. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 31.7% and 31.6% as of September 30, 2011 and December 31, 2010, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 54.9 days at September 30, 2011, compared to 49.5 days at December 31, 2010 and 50.7 days at September 30, 2010. There are several factors that continue to impact our DSO, including, but not limited to:

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
The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of September 30, 2011 and December 31, 2010:
September 30, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	36%	19%	9%	64%
Aged 91-180 days	6%	4%	9%	19%
Aged 181-360 days	4%	3%	8%	15%
Aged over 360 days	1%	1%	—%	2%
Total	47%	27%	26%	100%
December 31, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	21%	8%	67%
Aged 91-180 days	5%	5%	7%	17%
Aged 181-360 days	4%	4%	7%	15%
Aged over 360 days	—%	1%	—%	1%
Total	47%	31%	22%	100%
Included in accounts receivable are earned but unbilled receivables of $24.3 million at September 30, 2011 and $18.9 million at December 31, 2010. These amounts include $5.5 million at September 30, 2011 and $3.6 million at December 31, 2010 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through equipment purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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
Net cash used in investing activities was $40.4 million for the nine months ended September 30, 2011, as compared to $35.5 million for the same period in 2010. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash paid for capital expenditures totaled approximately $37.5 million for the nine months ended September 30, 2011 as compared to $36.8 million for the same period in 2010, including $6.1 million and $3.3 million paid for equipment purchases from competitors exiting the home health care market, respectively. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. We also paid $6.8 million for the nine months ended September 30, 2011 for asset purchases from competitors. These increases in cash used in investing activities were partially offset by a $4.2 million reduction in our surety bond and letter of credit collateral included in restricted cash.
Refer to the “Notes to Condensed Consolidated Financial Statements—(9) Debt” included herein in Item 1, “Financial

Statements,” for a complete description of our outstanding indebtedness.
We have outstanding letters of credit totaling $8.8 million as of September 30, 2011 and December 31, 2010. Our letters of credit were cash collateralized at 100% and 105% of their face amount, as of September 30, 2011 and December 31, 2010, respectively. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of September 30, 2011 and December 31, 2010.
Cash flows from financing activities primarily relate to our debt facilities and outstanding debt. Our outstanding debt includes the following:

•
$224.5 million in aggregate principal amount of Senior Secured Notes, the proceeds of which were used to repay our Senior Facility. The notes mature on October 15, 2015. Interest of 10.75% is payable semi-annually in arrears on April 15 and October 15 of each year. We made our regularly scheduled April 15 interest payment of $13.0 million during the nine months ended September 30, 2011. Accrued interest on the Senior Secured Notes totaled $11.3 million and $6.2 million at September 30, 2011 and December 31, 2010, respectively.

•
$285.1 million in aggregate principal amount of Senior Second Lien Notes, the proceeds of which were used to repay our Senior Subordinated Notes. The notes mature on March 15, 2018. Interest of 10.5% is payable semi-annually in arrears on March 15 and September 15 of each year. We made our regularly scheduled September 15 interest payment of $15.1 million during the nine months ended September 30, 2011. Accrued interest on the Senior Second Lien Notes totaled $1.4 million at September 30, 2011.

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
In connection with this evaluation, there were no changes identified during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except for the following:
Reforms to the United States healthcare system may adversely affect our business.
A number of states have challenged the constitutionality of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. We cannot assure you that PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee's recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the new law is uncertain. Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.

Item 6—Exhibits
(a) Exhibits:

4.1
First Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 8, 2010).

4.2
Second Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 8, 2010).

4.3
First Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on March 18, 2011).

4.4
Second Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on March 18, 2011).

10.1
Credit Agreement dated March 30, 2007, among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as administrative agent and collateral agent.

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

ROTECH HEALTHCARE INC.

Dated:	November 10, 2011	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated:	November 10, 2011	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
4.1
First Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 8, 2010).

4.2
Second Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 8, 2010).

4.3
First Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on March 18, 2011).

4.4
Second Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on March 18, 2011).

10.1
Credit Agreement dated March 30, 2007, among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC, as sole lead arranger and sole bookrunner, Credit Suisse, as administrative agent and collateral agent.

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