Form 10-K
period 2011-12-31
ROTECH HEALTHCARE INC
filed 2012-03-14
CIK 1175108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-50940
_______________________________________________________________
ROTECH HEALTHCARE INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

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
Common Stock, $0.0001 par value per share, OTCBB
______________________________________________________________
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $113,134,454 based on the closing sale price of $4.65 on such date as quoted on the OTC Bulletin Board.
As of March 5, 2012, the registrant had 25,907,310 shares of common stock outstanding.
_________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III, to the extent not provided therein or elsewhere in this report, is incorporated by reference to the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of the registrant which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

1

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “may,” “will,” “could,” “should,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. For more information about the nature of forward-looking statements and risks that could affect our future results and the disclosure provided in this Annual Report, please see Part I, Item 1A, Risk Factors and Exhibit 99.1, Forward-Looking Statements, which is incorporated herein by reference.

2

PART I
As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

ITEM 1.	BUSINESS
We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of oxygen, and other respiratory therapy equipment and services. We provide equipment and services in 48 states through approximately 425 operating locations located primarily in non-urban markets. We provide our equipment and services principally to older patients with breathing disorders, most typically associated with chronic obstructive pulmonary diseases (COPD). COPD is a group of diseases of the lungs in which the airways become narrowed. This leads to a limitation of the flow of air to and from the lungs causing shortness of breath. COPD is the fourth most common cause of death in the US. The two main forms of COPD are chronic bronchitis and emphysema.
Our Service Lines
Oxygen and Other Respiratory Therapy Equipment and Services
Rentals and sales of oxygen and other respiratory therapy equipment and services represent 87.5% of our net revenues for the year ended December 31, 2011.
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

Nebulizer Devices and Medications
A nebulizer is a device used to administer medication to people in the form of a mist inhaled into the lungs. Nebulizer medications are distributed in unit dose vials. Typically patients with COPD are prescribed some combination of the following nebulizer medications: Albuterol, Ipratropium, Brovana®1, Perforomist®2and/or Budesonide. We manage our nebulizer medication business through our centralized pharmacy and call center operations in Murray, KY.

[1] Brovana is a registered trademark of Sepracor Inc. [2] Perforomist is a registered trademark of Dey Pharma, L.P.
Durable Medical Equipment
Rentals and sales of durable medical equipment represent 10.6% of our net revenues for the year ended December 31, 2011.
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
Billing and collections functions are centralized into seven billing centers, each managed by a billing center director. Our Vice President of Billing and Collections provides oversight for all billing and collections functions. Our Vice President of Billing and Collections reports to our Chief Operating Officer.
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
Operating Systems and Controls
Our operating systems provide management with information to measure and evaluate key components of our operations. During 2011, we completed implementation of our new order intake system. In conjunction with our new electronic medical record system implemented in 2009, we have redesigned our front-end order intake processes. As a result, we have been able to automate and consolidate many of our historically paper-based processes. We believe that this new intake system will result in significant improvements in our operating efficiency.
We have a proprietary billing system that is scalable and is used for substantially all of our billing sources, including Medicare, our largest source of revenues. All Medicare claims are aggregated, processed, archived and transmitted to Medicare on a daily basis. We also utilize a third-party web-based billing management system for managing and transmitting electronic claims to certain other payors. These processes are highly automated and have proven to be reliable and cost-effective. We currently transmit approximately 70% of our claims electronically (excluding Department of Veterans Affairs claims which require invoice-based billing).
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

Strategic Initiatives
We expect that we will continue to evaluate and explore strategic alternatives and opportunities as they may arise, including potential acquisitions, business combination transactions, strategic partnerships or similar transactions. In addition, either in connection with or independent of such a transaction, we expect that we may engage in financing activities through public or private offerings of equity, debt or convertible securities, including common stock, preferred stock, warrants, convertible notes or other instruments. We may repurchase our common stock from time to time in open market purchases or in privately negotiated transactions subject to the limitations provided in our respective debt agreements. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. Our 2012 financial plan calls for continued improvements in financial performance compared to 2011.
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

	2011	2010	2009
Medicare	39%	41%	42%
Commercial payors	38%	38%	38%
Department of Veterans Affairs	11%	10%	10%
Medicaid	7%	7%	6%
Private payors	5%	4%	4%
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
Our Company History
Rotech Healthcare Inc. was incorporated in the State of Delaware on March 15, 2002. Rotech Medical Corporation, our predecessor, was founded in 1981. In October 1997, Rotech Medical Corporation was acquired by Integrated Health Services, Inc. (IHS), a large, publicly-held provider of post-acute and related specialty health care services and products. Following the acquisition, Rotech Medical Corporation operated as a wholly owned subsidiary of IHS. On February 2, 2000, IHS and substantially all of its subsidiaries, including Rotech Medical Corporation filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The principal reason for the commencement of Rotech Medical Corporation’s Chapter 11 case was that Rotech Medical Corporation had jointly guaranteed approximately $2.3 billion of obligations of IHS, under credit agreements with IHS’ senior creditors. IHS defaulted on its obligations under those agreements in 1999. Rotech Medical Corporation’s plan of reorganization was confirmed on February 13, 2002, became final on February 25, 2002 and became effective on March 26, 2002. As a result of the reorganization, substantially all of Rotech Medical Corporation’s assets, business and operations were transferred to us, an independent company. On December 20, 2004, the Bankruptcy Court entered a final decree closing Rotech Medical Corporation’s bankruptcy case.
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
The Senior Secured Notes were issued at a discount of $6.5 million and we incurred transaction costs of approximately

$8.0 million. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest is payable semi-annually on April 15 and October 15. We used the proceeds from the offering of the Senior Secured Notes, together with $13.7 million of cash on hand, to repay all of the outstanding indebtedness under our former payment-in-kind term loan facility (the “Senior Facility”) and pay associated fees and expenses. As a result of the termination in 2010, of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.
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
Senior Second Lien Notes
On March 17, 2011, we issued $290.0 million in aggregate principal amount of Senior Second Lien Notes. The Senior Second Lien Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC and Jefferies & Company, Inc. (the “Initial Purchasers”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchasers to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act. The Senior Second Lien Notes were also offered and sold to certain directors of the Company who are accredited investors as defined in Rule 501(a) under the Securities Act.
The Senior Second Lien Notes were issued at a discount of $5.2 million and we incurred transaction costs of approximately $8.9 million. The discount and transaction costs associated with the Senior Second Lien Notes are being amortized as interest expense over the term of these notes. Interest is payable semi-annually on March 15 and September 15. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24.5 million of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the Senior Second Lien Notes on March 17, 2011, we deposited $301.9 million with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287.0 million and accrued interest through April 18, 2011 of $14.9 million. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and canceled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.
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
The indenture governing the Senior Second Lien Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of or our assets, and enter into transactions with affiliates. The Senior Second Lien Notes are collateralized by a second priority security interest in substantially all of the Company’s assets. The Senior Second Lien Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and the parent does not have independent assets and operations.

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
Medicare and Medicaid Reimbursement.
As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals, including persons 65 and older and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged or members of families with dependent children. In addition, Medicaid may cover financially needy children, refugees and pregnant women. In 2011, Medicare, Medicaid and other federally funded programs (primarily VA contracts) accounted for approximately 57.0% of our revenues.
Medicare Laws and Regulations.
Under existing Medicare laws and regulations, the sale and rental of our products generally are reimbursed by the Medicare program according to prescribed fee schedule amounts calculated using statutorily-prescribed formulas. Significant legislation affecting home medical equipment (HME) reimbursement has been signed into law, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), each of which contain provisions that negatively impact reimbursement for the primary HME products that we provide. The PPACA, MIPPA, the SCHIP Extension Act, DRA and MMA provisions (each of which is discussed in more detail below), when fully implemented, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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
Further, changes in the law or new interpretations of existing laws could have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Reimbursement we receive from Medicare and other government programs is subject to federal and state statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, renewal of VA contracts, retroactive payment adjustments and governmental funding restrictions. Our levels of revenue and profitability, like those of other health care companies, are affected by the continuing efforts of government payors to contain or reduce the costs of health care, including competitive bidding initiatives, measures that impose quality standards as a prerequisite to payment, policies reducing certain HME payment rates and restricting coverage and payment for inhalation drugs, and refinements to payments for oxygen and oxygen equipment.
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
On July 2, 2010 CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders in the CBAs. We were awarded and accepted 17 contracts. In addition on July 1 and September 9, 2011, we completed two acquisitions in two of the Round 1 rebid CBAs. As part of these acquisitions, we assumed six additional competitive bid contracts, for a total of 23, as follows:

•	7 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	5 CBAs for continuous positive airway pressure, respiratory assist devices and related supplies and accessories;

•	2 CBAs for walkers;

•	1 CBA for hospital beds and related supplies; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories.
CMS announced the participating providers in November 2010. The contracts became effective January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs was 32%. Suppliers that were not contracted by CMS may continue to provide certain rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of the existing number of providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. We have experienced volume increases in the CBAs where we were awarded contracts, which we attribute in part to an increase in market share, during the year ended December 31, 2011 and we believe that the revenue associated with these volume increases will more than offset the impact of the associated reductions in reimbursement rates over time. The application of the new competitive bid rates in the Round 1 rebid reduced our net revenue by approximately $5.1 million for the year ended December 31, 2011.
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
CMS also solicited comments on whether to reduce the maximum number of payments a contract supplier would receive beyond the 13-month (for capped rental) and 36-month (for oxygen and oxygen equipment) caps when a beneficiary who is receiving the equipment from a non-contract supplier elects to switch to the contract supplier. To date CMS has not made any changes.
CMS is currently undertaking Round 2 of competitive bidding in 91 additional markets, with contracts expected to be effective in July 2013. Our Medicare revenues from the product categories in the 91 additional markets to be included in Round 2 of competitive bidding were approximately $54.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive bidding areas by January 1, 2016.
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
(3) Reduction in Payments for HME and Inhalation Drugs. The MMA changes also included a reduction in reimbursement rates beginning in January 2005 for oxygen equipment and certain other items of home medical equipment (including wheelchairs, nebulizers, hospital beds and air mattresses) based on the percentage difference between the amount of payment otherwise determined for 2002 and the 2002 median reimbursement amount under the Federal Employee Health Benefits Program (FEHBP) as determined by the Office of Inspector General of the Department of Health and Human Services (OIG). The FEHBP adjusted payments remained “frozen” through 2008. With limited exceptions, items that were not included in competitive biddings received a 5.0% update for 2009. As discussed above, for 2009, MIPPA included a 9.5% nationwide reduction in reimbursement for the product categories included in competitive bidding, as a budget neutrality offset for the eighteen month delay.
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
Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the United States Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.281 in the first quarter 2012. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer medication product mix.
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

On November 1, 2006, CMS released a final rule to implement the DRA changes, which went into effect January 1, 2007. Under the rule, CMS clarified the DRA’s 36-month rental cap on oxygen equipment. CMS also revised categories and payment amounts for the oxygen equipment and contents during the rental period and for oxygen contents after equipment ownership by the beneficiary as described below. With the passage of MIPPA on July 15, 2008, transfer of title to oxygen equipment at the end of the 36-month rental cap was repealed, although the rental cap remained in place. Effective January 1, 2009, after the 36th continuous month during which payment is made for the oxygen equipment, the equipment is to continue to be furnished during any period of medical need for the remainder of the reasonable useful lifetime of the equipment. The reasonable useful lifetime for stationary or portable oxygen equipment begins when the oxygen equipment is first delivered to the beneficiary and continues until the point at which the stationary or portable oxygen equipment has been used by the beneficiary on a continuous basis for five years (60 months) provided there are no breaks in service due to medical necessity. Computation of the reasonable useful lifetime is not based on the age of the equipment. During the capped rental period from months 37 through 60 of continuous use, payment is made only for oxygen contents and for certain reasonable and necessary maintenance and service (for parts and labor not covered by the supplier’s or manufacturer’s warranty) (discussed in more detail below).

•
Payment for Rental Period. The monthly payment amount for stationary oxygen equipment was $173.31 for 2011, compared to $173.17 for 2010 and $175.79 for 2009. This amount will increase to $176.06 for 2012. The monthly add-on payment amount for portable oxygen was $28.74 for 2011, compared to $28.77 for 2010 and 2009. This amount will increase to $29.43 for 2012. The 2010, 2011 and 2012 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged from 2009 at $51.63.

•
Payment for Contents after 36-Month Rental Cap. Payment is based on the type of equipment owned and whether it is oxygen-generating. CMS pays separate monthly payment amounts of $77.45 each for stationary and portable oxygen content. If the beneficiary uses both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there is no monthly payment for contents.

•
Payment for maintenance and service after 36-Month Rental Cap. CMS pays for one in-home, maintenance and service visit for oxygen concentrators and transfilling equipment every six months, beginning six months after the end of the 36-month rental cap. This payment will be made if the supplier visits the beneficiary’s home, performs any necessary maintenance and service, and inspects the equipment to ensure that it will function safely for the next six months. CMS pays for such in-home maintenance and service visits every six months until medical necessity ends or the beneficiary elects to obtain new equipment. Beginning July 1, 2010, the six-month maintenance and service payment rate is capped at 10% of the cost of acquiring a stationary oxygen concentrator, which resulted in a payment of $66 for calendar year 2010. For calendar year 2011 and subsequent years, the maintenance and servicing fee is adjusted by the covered item update for DME, which resulted in a payment of $65.93 for calendar year 2011, and $67.51 for calendar year 2012.

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
Claims Audits
Durable Medical Equipment Medicare Administrative Contractors (DME MACs), Recovery Audit Contractors (RACs) and Zone Program Integrity Contractors (ZPICs) are private organizations that contract to serve as the government’s agents for processing of claims and for conducting periodic pre-payment and post-payment reviews and other audits of claims for home medical equipment and inhalation drugs dispensed through a nebulizer under Part B of the Medicare program. The RACs are empowered by CMS to audit claims submitted by health care providers on a post-payment basis and to recover amounts deemed as improperly paid, including in cases where the reimbursement rules are unclear or subject to differing interpretations. The ZPICs are responsible for ensuring the integrity of all Medicare-related claims and are empowered to audit claims submitted by health care providers on a pre-payment basis. Industry-wide, ZPIC audit activity has increased substantially throughout 2010 and 2011 and that activity is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DME industry. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. Furthermore, reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. The government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.
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

Health Care Reform Legislation
Economic, political and regulatory influences are subjecting the health care industry in the United States to fundamental change. Health care reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which we operate periodically consider various health care reform proposals. We anticipate that federal and state government bodies will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict, which, if any, of such reform proposals will be adopted or when they may be adopted or whether or not any such reforms will have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.
Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.
Corporate Integrity Agreements
On May 16, 2008, we entered into a three-year Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008; the associated expense was previously recorded as legal settlement in the statement of operations for the three months and year ended December 31, 2007. The 2008 CIA expired in May 2011. We have maintained our existing compliance program beyond the term of the 2008 CIA.
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
Employees
As of December 31, 2011, we have approximately 3,800 full time employees. Our employees are not currently represented by a labor union or other labor organization. We believe our relations with our employees are good.

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
Executive Officers of the Registrant
Our executive officers and their respective ages and positions are as follows:

Name	Age	Position
Philip L. Carter	63	President, Chief Executive Officer and Director
Steven P. Alsene	42	Chief Operating Officer and Interim Chief Financial Officer and Treasurer
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
Steven P. Alsene became Chief Operating Officer of our company in January 2012 after serving as the Chief Financial Officer and Treasurer of our company since September 2006. Prior to his formal appointment as Chief Financial Officer and Treasurer, Mr. Alsene served in such capacity on an interim basis since June 2006. Mr. Alsene will continue to serve on an interim basis as the Chief Financial Officer and Treasurer until the appointment of a successor in that position. Mr. Alsene joined our company in June 2003 as the Vice President of Internal Audit and has also served as our Vice President of Finance. From June 1999 to June 2003, Mr. Alsene was the Head of Corporate Audit Services of Harcourt Education, a division of Reed Elsevier PLC. From 1992 to 1999, Mr. Alsene served in various audit department capacities including audit manager with

PricewaterhouseCoopers LLP. Mr. Alsene is a certified public accountant in the State of Florida. He received his Bachelor of Science in Accounting from Florida State University and holds a Masters in Accounting from Florida State University.

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
As of December 31, 2011, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

•
a substantial portion of our cash flow from operations is required to be dedicated to interest payments and therefore is not available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes;

•
we are more highly leveraged than our major national competitors, which places us at a competitive disadvantage in terms of our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors; and

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
Our failure to comply with the financial covenants contained in our Senior Secured Notes and Senior Second Lien Notes would likely have a material adverse effect on our operating results and financial condition, including the possibility that we may not be able to make payments on the Senior Secured Notes and Senior Second Lien Notes.
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
Our current annual interest payments are approximately $55.2 million to service our existing indebtedness. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all, or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could have a material adverse effect on our financial condition, the value of the Senior Secured Notes and Senior Second Lien Notes and our ability to make any required cash payments under our indebtedness, including the Senior Secured Notes and Senior Second Lien Notes.
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
As of December 31, 2011, our 6 largest stockholders held in the aggregate approximately 42% of our outstanding common stock. These stockholders, acting together, could exercise significant influence on all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, any of these large stockholders acting independently could work to frustrate the majority.

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
As a home medical equipment (HME) provider, we are heavily dependent on Medicare reimbursement with approximately 39.1% of our revenue reimbursed under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.
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

reduced Medicare reimbursement amounts for certain covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008.

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

These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. The impact of these reimbursement changes are discussed in more detail under the heading “Business—Government Regulation” in Part I, Item 1.
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
There are also current proposals at the federal level to impose additional measures involving our industry. President Obama’s budget for fiscal year 2012 includes measures to control expenditures that may require Medicare claims processors to review all power wheelchair claims before payment is made. Further, in January 2011 the U.S. Government Accountability Office released a report that found that Medicare payment rates for home oxygen generally exceeded other payors’ rates and recommended that the Centers for Medicare & Medicaid Services (CMS) unbundle payment for portable oxygen refills from the rental payment for stationary equipment. CMS disagreed with the recommendations on the grounds that such policy changes would not yield immediate savings to the program, but it remains uncertain whether CMS or Congress will take action to further reduce payments for home oxygen. We cannot predict at this time the impact of the PPACA and/or other healthcare reform measures that may be adopted in the future on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.
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
Though the inherent reasonableness authority has not been exercised, in past years, CMS historically has reduced the published Medicare reimbursement rates for HME to an amount based on the payment amount for the least costly alternative (LCA) treatment that met the Medicare beneficiary’s medical needs. LCA determinations have been applied to particular products and services by CMS contractors who establish local coverage policies for HME. With respect to its LCA policies, on October 16, 2008, a U.S. District Court in the District of Columbia held that CMS did not have authority to implement LCA determinations in setting payment amounts for an inhalation drug. This decision was upheld by the U. S. Court of Appeals and, as a result, CMS and its contractors withdrew their LCA policy for the inhalation drug. In addition, CMS instructed its contractors that they may no longer apply LCA policies to any HME. Effective February 4, 2011, all coverage policies have been revised to eliminate their LCA provisions.

The implementation of the competitive bidding process under Medicare and proposed payment policy changes for certain HME items could negatively affect our business and financial condition.
In 2003, the MMA instructed CMS to establish and implement a competitive bidding program throughout the United States under which a contract award process would be used for the furnishing of competitively priced items of HME, including oxygen equipment. However, on July 15, 2008, the United States Congress, following an override of a Presidential veto, enacted MIPPA, which: (1) retroactively delayed the implementation of competitive bidding for eighteen months; (2) terminated all existing contracts previously awarded; and (3) included a 9.5% nationwide reduction in reimbursement effective January 1, 2009 for the product categories included in competitive bidding, as a budget-neutrality offset for the eighteen month delay. MIPPA negatively impacted our revenue and net income by approximately $17.8 million for the year ended December 31, 2009.
On January 16, 2009, CMS published an interim final rule with comment period (IFC) which announced the delay of Round 1 of the program from 2007 to 2009. The Round 1 competition, also known as the Round 1 rebid, occurred in the same competitive bidding areas (CBAs) as the 2007 Round 1 bidding, excluding Puerto Rico. The product categories for 2009 were the same as those selected for the 2007 Round 1 bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. We submitted our bids for each of the respective CBAs and product categories prior to the deadline.
On July 2, 2010 CMS announced the single payment amount for each of the respective Round 1 rebid CBAs and product categories and began offering contracts to certain bidders. CMS announced the participating providers in November 2010. We were awarded and have accepted 17 contracts. The contracts became effective January 1, 2011 and have a term of three years. On July 1 and September 9, 2011, we completed two acquisitions in two of the Round 1 rebid CBAs. As part of these acquisitions, we assumed 6 additional competitive bidding contracts, for a total of 23, as follows:

•	7 CBAs for oxygen supplies and equipment;

•	6 CBAs for enteral nutrients, equipment and supplies;

•	5 CBAs for continuous positive airway pressure and respiratory assist devices, and related supplies and accessories;

•	2 CBAs for walkers;

•	1 CBA for hospital beds and related supplies; and

•	2 CBAs for standard power wheelchairs, scooters and related accessories.
The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain rental and oxygen equipment for those beneficiaries that were patients at the time the program begins and will be known as “grandfathered suppliers.” In CBAs and for product categories where we may not be a contracted supplier, we intend to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS released information, it appears that approximately 70% of the existing number of providers across the Round 1 rebid CBAs were not awarded competitive bidding contracts and will therefore not be able to provide competitive bidding products to new Medicare patients during the term of these contracts in the respective CBAs. We have experienced volume increases in the CBAs where we were awarded contracts, which we attribute in part to an increase in market share, during the year ended December 31, 2011 and we believe, however, that these volume increases our market share gains in the cities where we were awarded contracts will more than offset the reductions in reimbursement rates over time. The application of the new competitive bid rates in the Round 1 rebid reduced our net revenue by approximately $5.1 million for the year ended December 31, 2011.
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
CMS also solicited comments on whether to reduce the maximum number of payments a contract supplier would receive beyond the 13-month (for capped rental) and 36-month (for oxygen and oxygen equipment) caps when a beneficiary who is receiving the equipment from a non-contract supplier elects to switch to the contract supplier. To date CMS has not made any changes.
CMS is currently undertaking Round 2 of competitive bidding in 91 additional markets, with contracts expected to be effective in July 2013. Our Medicare revenues from the product categories in the 91 additional markets to be included in Round 2 of competitive bidding were approximately $54.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive bidding areas by January 1, 2016.
Until such time that competitive bidding is fully implemented, we will not be able to determine the program’s full impact. In the event that changes are made to current policies or we do not experience the anticipated increases in volume and market share in the future or we are unsuccessful in subsequent rounds of competitive bidding, the Medicare competitive bidding program could have a material adverse effect on our financial condition, profit margins, profitability, operating cash flows and results of operations.
CMS’s final program safeguards for HME suppliers could have a material adverse effect on our industry and our results of operations.
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

•
Requires HME suppliers to maintain a physical facility on an appropriate site that: (1) measures at least 200 square feet (except for state-licensed orthotic and prosthetic personnel providing custom fabricated orthotics or prosthetics in private practice); (2) is in a location that is accessible to the public, Medicare beneficiaries, CMS, the National Supplier Clearinghouse (NSC) and its agents and not in a gated community or other area where access is restricted; (3) is accessible and staffed during posted hours of operation; (4) has a permanent visible sign in plain view and posts hours of operation; and (5) is in a location that contains space for storing business records, including the supplier’s delivery, maintenance, and beneficiary communication records, except for multisite suppliers who may have a centralized location for all business records and ordering and referring documentation. This standard is to be phased in over a three-year period for suppliers already enrolled in Medicare, but applies to all prospective suppliers (including those with pending enrollment applications with the NSC) on the effective date; and

•
Authorizes CMS or its contractor to reopen all Medicare claims paid on or after the effective date of a final adverse action that serves as a basis for CMS to revoke a supplier’s billing privileges in order to establish an overpayment determination.

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
Effective October 2, 2009, all HME suppliers, except those that are government operated, were required to obtain and furnish a $50,000 surety bond to the NSC, the Medicare contractor responsible for enrollment, for each Medicare supplier number held (one per operating location). The surety bond requirement is designed to limit the Medicare program risk from fraudulent equipment suppliers and help to ensure that those suppliers who remain in the program furnish only items to Medicare beneficiaries that are considered reasonable and necessary from legitimate HME suppliers. We maintain surety bonds covering all of our National Provider Identifier (NPI) numbers at each of our operating locations. While the annual cost of obtaining these surety bonds is not currently material, there can be no assurance that future changes in the surety bond market will not result in increases to such annual cost or any potential associated collateral requirements. If we are unable to maintain surety bonds for our operating locations or to the extent that the issuing surety requires substantial additional collateral, these surety bond requirements could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.
Reforms to the United States healthcare system may adversely affect our business.
From time to time, Congress has proposed and passed a number of legislative initiatives, impacting HME suppliers. Currently pending are initiatives that include possible repeal of PPACA. In addition, a number of states have challenged the constitutionality of certain provisions of PPACA and many of these challenges are still pending final adjudication in several jurisdictions. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. We cannot assure you that PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select

Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the new law is uncertain. Any reductions in Medicare or Medicaid reimbursement could materially adversely affect our profitability.
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
The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers will also be required to report and disclose any investment interest held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. In addition, CMS estimates that approximately 1,000 device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. CMS closed its comment period to the proposed rule on February 17, 2012.
The Stark Laws (and comparable state laws) impose a broad range of restrictions upon referring physicians (and their immediate families) and providers of certain designated health services under Medicare and state health care programs, including restrictions on financial relationships between the referring physicians and the providers of the designated health care services. Services that we provide are classified as designated health services and fall within the regulatory scope of the Stark Laws. Significant criminal, civil and administrative penalties may be imposed for violation of these laws.
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
Lack of accreditation of our operating locations or failure to meet government standards for coverage and payment could result in a decline in our revenues.
Currently, all of our operating locations are accredited by the Joint Commission (formerly referred to as the Joint Commission on the Accreditation of Healthcare Organizations). If future reviews by the Joint Commission do not result in continued accreditation of our operating locations, we would likely experience a decline in our revenues. Further, as required by the MMA, any entity or individual that bills Medicare for home medical equipment and certain supplies and has a Medicare supplier number for submission of claims must be accredited as meeting quality standards issued by CMS as a condition of receiving payment from the Medicare program. The standards for HME suppliers consist of business-related standards, such as financial and human resources management requirements, which are applicable to all HME suppliers, and product-specific quality standards, and which focus on product specialization and service standards. The product-specific standards address several of our products, including oxygen and oxygen equipment, CPAP and power and manual wheelchairs and other mobility equipment. We have revised our policies and procedures to ensure compliance in all material respects with the quality standards though there can be no assurance that we will be able to comply with the quality standards in all instances.
The MMA also authorized CMS to establish clinical conditions for payment for home medical equipment. These clinical conditions for payment could limit or reduce the number of individuals who can sell or provide our products and could restrict coverage for our products. Some clinical conditions have been implemented, such as the requirement for a face-to-face visit by treating physicians for beneficiaries seeking power mobility devices. In addition, the PPACA requires a face-to-face encounter by certain providers prior to certification for home health services or DME. Because we have Medicare supplier numbers and are subject to clinical conditions for payment, our failure to meet such conditions could affect our ability to bill and, therefore, could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. At this time, we cannot predict the full impact that the clinical conditions will have on our business.
We are subject to periodic audits by governmental and private payors and as such we could be subject to fines, criminal penalties or program exclusions which could have a negative impact on revenues and operations.
We are subject to periodic audits by the Medicare and Medicaid programs, and the oversight agencies for these programs have authority to assert remedies against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. Further, the PPACA now requires that overpayments be reported and returned within 60 days of identification of the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties. In February 2012, CMS proposed a rule to implement the PPACA requirement that would also create a ten-year “lookback period,” for reporting and returning the “identified” overpayment. The proposed rule, if finalized, could require us to expand our recordkeeping, compliance and reporting processes to comply with the rule’s requirements. We could also be subject to fines, criminal penalties or program exclusions. Private payors also reserve rights to conduct audits and make monetary adjustments. See “Business—Government Regulation” for a discussion of recent efforts by government payors to reduce health care costs.
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
We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we have discovered and improve our internal control over financial reporting. Based upon management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, management concluded that our internal control over financial reporting was not effective as of such date because of a material weakness in review and reconciliation procedures designed to ensure that certain period end balances reflected in our financial statements agreed to the underlying detailed calculations of such amounts and that associated amounts were reflected in proper accounting periods. Effective in February 2012, our management believes that it has corrected the primary issues that led to this material weakness by implementing the additional review and reconciliation procedures. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Inadequate insurance coverage limits, continuing increases in our insurance costs, or losses due to one or more of our insurance carriers defaulting on their obligations could have a material adverse effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations.

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
In the event that we purchase equipment from competitors exiting the HME market and are unable to successfully transition and retain the associated patients on service with our Company, we may not be able to achieve our growth objectives in 2012 and beyond.
Since 2009, we have purchased $31.9 million of new and used rental equipment, inventory and identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We have been successful, and we expect that we will continue to be successful, in transitioning and retaining a high percentage of the associated patients onto service with our Company. We believe that we will be successful in identifying additional equipment and asset purchase opportunities during 2012, however the degree to which we pursue such opportunities during 2012 will depend upon a variety of factors, including consideration of markets that will be impacted by competitive bidding, availability of cash and market valuation multiples. However, in the event that we are unable to successfully transition and retain the associated patients on service with our Company or we are unable to identify or pursue additional equipment and asset purchase opportunities, we may not be able to achieve our growth objectives in 2012 and beyond.
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
Due to the nature of our business, we are involved in lawsuits that arise in the ordinary course of business. Management does not believe that any lawsuit we are a party to, if resolved adversely, would have a material adverse effect on our financial condition or results of operations.
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
On May 16, 2008, we entered into a three-year term Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2.0 million plus interest to the United States Treasury Department and $1.4 million to the former employee for expenses and attorney’s fees and costs. The settlement amount was paid on May 19, 2008. The 2008 CIA expired in May 2011. We have maintained our existing compliance program beyond the term of the 2008 CIA.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
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
The following table sets forth the high and low sale prices of our common stock for the periods indicated as reported by the OTC Bulletin Board:

	High	Low
Fiscal 2011
First Quarter	$4.55	$1.87
Second Quarter	$4.93	$3.50
Third Quarter	$4.65	$2.02
Fourth Quarter	$2.10	$1.11
Fiscal 2010
First Quarter	$0.66	$0.35
Second Quarter	$3.65	$0.57
Third Quarter	$2.00	$0.68
Fourth Quarter	$1.99	$1.20
As of March 5, 2012, there were 25,907,310 shares of our common stock outstanding and approximately 73 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
We did not pay any cash dividends on our common stock for the fiscal years ended December 31, 2011, 2010 or 2009, and it is unlikely that we will pay any cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock will depend on, among other things, our earnings, capital requirements, financial condition and general business conditions. We are precluded from paying dividends on our common stock and limited in our ability to acquire our common stock by certain covenants contained in the indenture governing our 10.75% Senior Secured Notes due 2015 and the indenture governing our 10.50% Senior Second Lien Notes due 2018.
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

(in thousands)	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008
Dividend	$450	June 2009	December 2009
Dividend	$435	June 2010	January 2011
Dividend	$431	June 2011	January 2012
Equity Compensation Plan Information

Plan Category[1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,951,148	$1.65	2,822,488
Equity compensation plans not approved by security holders	—	$—	—
Total	2,951,148	$1.65	2,822,488

[1]	For more detailed information regarding the Company’s equity compensation plans see Footnote 12 to the Consolidated Financial Statements.

Performance Graph
The following stock performance graph shows a comparison of the total cumulative stockholder return on our common stock (including reinvestment of dividends) from December 31, 2006 through December 31, 2011 to the NASDAQ Stock Market (US Companies) and the NASDAQ Health Services Index.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
Rotech Healthcare Inc.
NASDAQ Stock Market (US Companies)
NASDAQ Health Services

*100 invested on 12/31/2006 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected financial data along with the section captioned “Management’s discussion and analysis of financial condition and results of operations” and the audited consolidated financial statements and the related notes included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited financial statements included in this report. The consolidated statement of operations data and consolidated balance sheet data as of and for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements not included in this report.

(dollars in thousands except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenues	$483,791	$496,426	$479,869	$544,533	$559,354
Costs and expenses
Cost of net revenues	149,213	157,854	174,872	201,442	213,680
Provision for doubtful accounts	26,244	23,355	16,234	19,314	18,458
Selling, general and administrative	253,020	262,332	255,952	300,846	301,573
Depreciation and amortization(1)	9,573	8,674	9,780	12,673	14,589
Goodwill impairment(2)	—	—	—	207,030	—
Legal settlement	—	—	—	—	3,450
Interest expense, net	60,265	47,680	45,401	48,691	46,606
Other income, net	(791)	(3,598)	(1,276)	(2,106)	(350)
Loss on debt extinguishment	1,216	4,401	—	—	12,171
Restructuring expense(3)	—	—	—	3,960	—
Total costs and expenses	498,740	500,698	500,963	791,850	610,177
Loss before income taxes	(14,949)	(4,272)	(21,094)	(247,317)	(50,823)
Federal and state income tax benefit	(190)	(69)	(13)	(391)	(4,749)
Net loss	$(14,759)	$(4,203)	$(21,081)	$(246,926)	$(46,074)
Net loss per common share basic and diluted	$(0.58)	$(0.18)	$(0.84)	$(9.70)	$(1.82)
(dollars in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data
Current assets	$125,751	$147,089	$142,716	$152,552	$153,346
Working capital	66,634	90,496	85,100	87,349	84,705
Total assets	277,044	291,062	298,541	315,419	546,773
Total debt, including current portion	512,579	511,411	514,673	500,087	481,011
Convertible redeemable preferred stock	3,017	5,116	5,173	5,343	5,343
Stockholders’ deficiency	(297,189)	(282,685)	(278,405)	(257,398)	(10,517)
(dollars in thousands)	2011	2010	2009	2008	2007
Selected Historical Financial Data:
Capital expenditures	$48,922	$53,257	$46,861	$48,374	$52,336
Cash flows provided by operating activities	35,370	66,968	38,333	68,415	47,690
Cash flows used in investing activities	(53,295)	(47,991)	(52,707)	(45,287)	(65,666)
Cash flows (used in)/provided by financing activities	(14,648)	(14,835)	(1,422)	(3,436)	62,719

(1)	Depreciation and amortization excludes patient service equipment depreciation included in cost of net revenues.

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
The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Part I—Item 1A—Risk Factors” and Exhibit 99.1—Forward-Looking Statements, which is incorporated herein by reference.

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
Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 87.5%, 86.5% and 87.7% of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.6%, 11.1% and 11.3% of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.
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
Executive Summary
We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position (the risks and uncertainties related to the Deficit Reduction Act of 2005’s (DRA) 36-month rental cap, as well as the impact of recent reimbursement changes, are discussed in more detail under “Business—Government Regulation” and “Risk Factors”). We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry, as well as current conditions in the capital markets. In particular:

•
Beginning in 2009, our net revenues were negatively impacted by approximately $45.1 million on an ongoing, annual basis as a result of the 36-month rental cap on oxygen equipment provided to Medicare beneficiaries, mandated as part of the DRA and the 9.5% reduction in reimbursement for oxygen and certain other durable medical equipment as part of the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), both of which went into effect on January 1, 2009.

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

In light of these challenges, our operational focus has been on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective equipment and asset purchases from competitors exiting the home medical equipment market. In particular:

•
During 2008, we completed a series of operational restructuring initiatives, which included restructuring of our field operations, clinical programs and pharmacy operations and were primarily comprised of staffing reductions. These reductions, in addition to other cost saving initiatives, decreased our annual selling, general and administrative expenses and operating costs by approximately $52.9 million beginning in 2009. During 2010, we implemented several new initiatives intended to streamline our workflows and further leverage new internally developed systems and system enhancements. These reductions, in addition to other cost saving initiatives over the past three years, decreased our annual selling, general and administrative expenses and operating costs as a percentage of net revenue to 54.1% for the year ended December 31, 2011 compared to 58.5% for 2008.

•
During 2011, we completed implementation of our new order intake system. In conjunction with our new electronic medical record system implemented in 2009, we have redesigned our front-end order intake processes. As a result, we have been able to automate and consolidate many of our historically paper-based processes. We believe that this new intake system will result in significant improvements in our operating efficiency.

•
Since 2009, we have purchased $31.9 million of new and used rental equipment, inventory and identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. We have been successful, and we expect that we will continue to be successful, in transitioning and retaining a high percentage of the associated patients onto service with our Company. We believe that we will be successful in identifying additional equipment and asset purchase opportunities during 2012, however the degree to which we pursue such opportunities during 2012 will depend upon a variety of factors, including consideration of markets that will be impacted by competitive bidding, availability of cash and market valuation multiples. Since 2009, we have recognized approximately $50.8 million of revenues associated with patients transitioned onto service with our Company through equipment and asset purchases.

These strategic and operational initiatives were implemented in order to best position the Company to address its 2011 debt maturities. Our 2012 financial plans call for continued improvements in financial performance compared to 2011.
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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could have a material adverse affect on our collection of accounts receivable, cash flows and results of operations.
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
Equipment and Asset Purchases from Competitors
We purchase new and used rental equipment and inventory from competitors exiting the home health care market. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition these patients onto service with our Company, subject to patient consent, physician approval and insurance authorization. The equipment and inventory purchased from these competitors represents only a limited subset of the assets and activities used in operating their respective businesses. Accordingly, these equipment purchases (“Equipment Purchases”) are recorded based upon the fair market value of the underlying equipment and inventory, and included in purchases of property and equipment in the accompanying consolidated statements of cash flows.
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

Results of Operations
The following tables show our results of operations for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Statements of Operations Data:
Net revenues	$483,791	$496,426	$479,869
Costs and expenses:
Cost of net revenues:
Product and supply costs	90,253	97,698	111,498
Patient service equipment depreciation	50,454	51,541	53,667
Operating expenses	8,506	8,615	9,707
Total cost of net revenues	149,213	157,854	174,872
Provision for doubtful accounts	26,244	23,355	16,234
Selling, general and administrative	253,020	262,332	255,952
Depreciation and amortization	9,573	8,674	9,780
Total costs and expenses	438,050	452,215	456,838
Operating income	45,741	44,211	23,031
Interest expense, net	60,265	47,680	45,401
Other income, net	(791)	(3,598)	(1,276)
Loss on debt extinguishment	1,216	4,401	—
Total other expenses	60,690	48,483	44,125
Loss before income taxes	(14,949)	(4,272)	(21,094)
Income tax benefit	(190)	(69)	(13)
Net loss	$(14,759)	$(4,203)	$(21,081)

The following tables show our results of operations as a percentage of net revenues for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,			Percent Increase (Decrease)	Percent Increase (Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	(2.5)%	3.5%
Costs and expenses:
Cost of net revenues:
Product and supply costs	18.7%	19.7%	23.2%	(7.6)%	(12.4)%
Patient service equipment depreciation	10.4%	10.4%	11.2%	(2.1)%	(4.0)%
Operating expenses	1.8%	1.7%	2.0%	(1.3)%	(11.2)%
Total cost of net revenues	30.9%	31.8%	36.4%	(5.5)%	(9.7)%
Provision for doubtful accounts	5.4%	4.7%	3.4%	12.4%	43.9%
Selling, general and administrative	52.3%	52.8%	53.3%	(3.5)%	2.5%
Depreciation and amortization	2.0%	1.7%	2.0%	10.4%	(11.3)%
Total costs and expenses	90.6%	91.0%	95.1%	(3.1)%	(1.0)%
Operating income	9.4%	9.0%	4.9%	3.5%	92.0%
Interest expense, net	12.5%	9.6%	9.5%	26.4%	5.0%
Other income, net	(0.2)%	(0.7)%	(0.3)%	(78.0)%	182.0%
Loss on debt extinguishment	0.3%	0.9%	—%	(72.4)%	100.0%
Total other expenses	12.6%	9.8%	9.2%	25.2%	9.9%
Loss before income taxes	(3.2)%	(0.8)%	(4.3)%	249.9%	(79.7)%
Income tax benefit	—%	—%	—%	175.4%	430.8%
Net loss	(3.2)%	(0.8)%	(4.3)%	251.2%	(80.1)%
Year ended December 31, 2011 as compared to year ended December 31, 2010
Total net revenues for the year ended December 31, 2011 were $483.8 million as compared to $496.4 million for the comparable period in 2010, a decrease of $12.6 million, or 2.5%. This decrease is primarily attributable to:
•$12.2 million in decreases in nebulizer medication reimbursement and volume;
•$5.1 million in reductions from competitive bidding; and
•$5.6 million in decreases in non-patient service revenue, non-core product lines and other changes in Medicare reimbursement.
These decreases were partially offset by $5.7 million from organic growth in our core oxygen and CPAP product line patient counts and approximately $4.6 million increase in net revenue associated with patients transitioned onto service with us through Equipment and Asset Purchases. As of December 31, 2011 revenue generating patients (including patients from equipment and asset purchases) in the core product lines of oxygen and CPAP grew 8.8% compared to December 31, 2010.
Cost of net revenues for the year ended December 31, 2011 decreased $8.6 million, or 5.5%, to $149.2 million, from the comparable period in 2010. Product and supply costs decreased $7.4 million which was primarily attributable to $9.7 million decrease in nebulizer medication expenses consistent with the volume reductions in our nebulizer medication business partially offset by a $2.3 million increase in cost of net revenues consistent with the volume increases in our CPAP product line. In addition, patient service equipment depreciation decreased $1.1 million as a result of equipment becoming fully depreciated during the last twelve months Cost of net revenues as a percentage of net revenue was 30.9% for the year ended December 31, 2011 as compared to 31.8% for the comparable period in 2010.

The provision for doubtful accounts for the year ended December 31, 2011 totaled $26.2 million, a $2.9 million increase from the comparable period in 2010. As a percentage of net revenues, the provision for doubtful accounts was 5.4% and 4.7% for the years ended December 31, 2011 and 2010, respectively. Although we have implemented more stringent collection policies and procedures, the magnitude of balances shifting to patient responsibility has increased as a result of patients losing insurance coverage and increased copayment and deductible amounts under employer-based plans. We have increased our provision rate for doubtful accounts to reflect these changes.

Selling, general and administrative expenses for the year ended December 31, 2011 totaled $253.0 million, a decrease of $9.3 million or 3.5% from the comparable period in 2010. The decrease in selling, general and administrative expenses was primarily attributable to:
•$5.0 million in reduced salary-related costs primarily from a 2.1% reduction in average full-time equivalent employee counts compared to the comparable period in 2010;
•$4.3 million in decreased insurance costs as a result of lower claims incurrence and design changes to our health insurance plans;
•$3.8 million in reduced fleet costs associated with the buy-out of our vehicle leases during 2010; and
•$1.2 million in decreased telecom expenses associated with an excise tax refund claims ($0.6 million, net of associated fees) and renegotiated telecom contracts.
These decreases were partially offset by:
• $2.2 million in increased contract labor costs as a result of transition costs associated with equipment purchases and higher utilization of respiratory therapists; and
•$1.9 million in increased fuel costs as a result of higher gas prices.
Selling, general and administrative expenses as a percentage of net revenues decreased to 52.3% for the year ended December 31, 2011 from 52.8% for the year ended December 31, 2010.
Depreciation and amortization for the year ended December 31, 2011 totaled $9.6 million, an increase of $0.9 million from the comparable period in 2010. This increase was mainly the result of purchases vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 2.0% as compared to 1.7% for the comparable period in 2010.
Net interest expense for the year ended December 31, 2011 increased $12.6 million from the comparable period in 2010. This increase is primarily a result of the replacement of the payment-in-kind term loan facility (the “Senior Facility”) in October 2010 with our Senior Secured Notes and the refinancing of the Senior Subordinated Notes with our Senior Second Lien Notes. The Senior Secured Notes bear interest at 10.75% and the Senior Second Lien Notes bear interest at 10.5% while the Senior Facility had an average variable interest rate of 6.3% and the Senior Subordinated Notes bore interest at 9.5%.
Other income, net for the year ended December 31, 2011 totaled $0.8 million, a decrease of $2.8 million from the comparable period in 2010. During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred, was approximately $2.9 million.
As a result of the redemption of the 9.5% Senior Subordinated Notes due 2012, we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs during the year ended December 31, 2011. Additionally, as a result of the termination of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million during the year ended December 31, 2010.
Net loss for the year ended December 31, 2011 was $14.8 million compared to a net loss of $4.2 million for the year ended December 31, 2010. This increase in net loss is primarily attributable to the above described increase in net interest expense and the loss on extinguishment of debt.
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
We define Adjusted EBITDA as net earnings (loss) adjusted for (i) income tax (benefit) expense, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. We believe Adjusted EBITDA assists investors and securities analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition we use Adjusted EBITDA to evaluate the effectiveness of our business strategies. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-

recurring items.
The following table is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Year ended December 31,
	2011	2010	2009
Net loss	(14,759)	$(4,203)	$(21,081)
Income tax benefit	(190)	(69)	(13)
Interest expense	60,450	47,761	45,608
Depreciation and amortization, including patient service equipment depreciation	60,028	60,215	63,447
Accounts receivable adjustment(1)	—	5,000	—
Non-cash equity-based compensation expense	516	212	475
Restructuring related costs(2)	86	463	—
Settlement costs(3)	121	103	(17)
Loss on extinguishment of debt(4)	1,216	4,401	—
Other adjustments(5)	—	—	337
	$107,468	$113,883	$88,756

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
Liquidity and Capital Resources
Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. In addition, we continue to monitor and evaluate our current and projected financial performance to assess whether the cash generated from our operations in future years will continue to meet our working capital, capital expenditure and other cash needs going forward. We believe based upon our current cash projections that current cash balances together with cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash needs through 2012. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the years ended December 31, 2011 and 2010.
Net cash provided by operating activities was $35.4 million and $67.0 million for the years ended December 31, 2011 and 2010, respectively.
Accounts receivable before allowance for doubtful accounts increased to $90.5 million at December 31, 2011 from $78.5 million at December 31, 2010. Days sales outstanding (DSO) (calculated as of each period end by dividing accounts receivable, less allowance for doubtful accounts, by the 90-day rolling average of net revenue) were 58.5 days at December 31, 2011 and 49.5 days at December 31, 2010. There are several factors that continue to impact our DSO, including, but not limited to:

•
Significant increases in the number of claims subject to prepayment review, primarily by the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) and Zone Program Integrity Contractors (ZPICs).

•
Temporary delays in obtaining certain required payor-specific documentation required to release claims. Such delays were caused by unanticipated operational backlogs associated with our conversion to a new order intake system, as further described below.

•
Increased patient co-payments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage, increases in deductibles and co-payment amounts or reductions in their investment or employment income.

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
The following table sets forth the percentage breakdown of our accounts receivable by payor and aging category as of December 31, 2011 and 2010:
December 31, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	37%	20%	8%	65%
Aged 91-180 days	7%	5%	7%	19%
Aged 181-360 days	5%	3%	7%	15%
Aged over 360 days	—%	—%	1%	1%
Total	49%	28%	23%	100%
December 31, 2010

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	21%	8%	67%
Aged 91-180 days	5%	5%	7%	17%
Aged 181-360 days	4%	4%	7%	15%
Aged over 360 days	—%	1%	—%	1%
Total	47%	31%	22%	100%
Included in accounts receivable are earned but unbilled receivables of $28.1 million, and $18.9 million at December 31, 2011 and 2010, respectively. These amounts include $7.0 million at December 31, 2011 and $3.6 million at December 31, 2010 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. During 2011, we completed implementation of our new order intake system. As a result of this implementation, we experienced unanticipated operational backlogs which led to an increase of $9.2 million in earned but unbilled accounts receivable. Subsequent to December 31, 2011, we have implemented numerous operational initiatives designed to eliminate this backlog and as of February 29, 2012, we have reduced the total earned but unbilled receivables to $24.4 million. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through Equipment Purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.
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
Net cash used in investing activities was $53.3 million and $48.0 million for the years ended December 31, 2011 and 2010, respectively. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash used for capital expenditures totaled approximately $48.9 million (10.1% of our net revenues) for the year ended December 31, 2011 as compared to $53.3 million (10.7% of our net revenues) for the same period in 2010. In addition, cash used for capital expenditures for the years ended December 31, 2011 and 2010 includes $6.1 million and $4.6 million paid for new and used rental equipment from competitors exiting the home health care market, respectively. Most of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. In addition, we paid $9.5 million for the year ended December 31, 2011 for asset purchases from competitors.
On March 17, 2011, we issued $290.0 million in aggregate principal amount of Senior Second Lien Notes. The Senior Second Lien Notes were offered and sold in a private placement to Credit Suisse Securities (USA) LLC and Jefferies & Company, Inc. (the “Initial Purchasers”) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and resold by the Initial Purchasers to qualified buyers pursuant to exemptions from registration provided by Rule 144A and Regulation S of the Securities Act. The Senior Second Lien Notes were also offered and sold to certain directors of the Company who are accredited investors as defined in Rule 501(a) under the Securities Act.
The Senior Second Lien Notes were issued at a discount of $5.2 million and we incurred transaction costs of approximately $8.9 million. The discount and transaction costs associated with the Senior Second Lien Notes are being amortized as interest expense over the term of these notes. Interest will be payable semi-annually on March 15 and September 15 commencing on September 15, 2011. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24.5 million of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the Senior Second Lien Notes on March 17, 2011, we deposited $301.9 million with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287.0 million and accrued interest through April 18, 2011 of $14.9 million. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and canceled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issuance costs.
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
The indenture governing the Senior Second Lien Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of or our assets, and enter into transactions with affiliates. The Senior Second Lien Notes are collateralized by a second priority security interest in substantially all of the Company’s assets. The Senior Second Lien Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and we do not have independent assets and operations.
Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies Finance LLC, as documentation agent (the "Original Credit Agreement"). On March 7, 2012, we entered into an amendment to the Original Credit Agreement that extended the final maturity date from March 17, 2012 to March 17, 2014 (the Original Credit Agreement, as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility commitment of up to $10.0 million provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10.0 million (the “Revolving Credit Facility”). There was no debt outstanding under the Revolving Credit Facility as of December 31, 2011.
The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of December 31, 2011, we were below the maximum leverage ratio threshold (as defined within the Credit Agreement).
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
The Senior Secured Notes were issued at a discount of $6.5 million and we incurred transaction costs of approximately $8.0 million. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest will be payable semi-annually on April 15 and October 15 commencing on April 15, 2011. We used the proceeds from the offering of the Senior Secured Notes, together with $13.7 million of cash on hand, to repay all of the outstanding indebtedness under our existing Senior Facility and pay associated fees and expenses. As a result of the termination in 2010, of the Senior Facility dated March 30, 2007, we recorded a $4.4 million loss on extinguishment of debt related to unamortized debt issuance costs of $2.1 million and prepayment premiums of $2.3 million.
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
We have outstanding letters of credit totaling $7.5 million and $8.8 million as of December 31, 2011 and 2010, respectively, which are cash collateralized at 100% of their face amount at December 31, 2011 and 105% of their face amount at December 31, 2010. The cash collateral for these outstanding letters of credit is included in restricted cash on our consolidated balance sheet as of December 31, 2011 and 2010.
Cash flows used in financing activities primarily relate to repayment of our Senior Subordinated Notes due 2012. As of December 31, 2011, we had the following outstanding debt:

•
$224.8 million in aggregate principal amount of Senior Secured Notes, the proceeds of which were used to repay our Senior Facility. The notes mature on October 15, 2015. Interest of 10.75% is payable semi-annually in arrears on April 15 and October 15 of each year. Accrued interest on the Senior Secured Notes totaled $5.2 million and $6.2 million at December 31, 2011 and 2010 , respectively.

•
$285.2 million in aggregate principal amount of Senior Second Lien Notes, the proceeds of which were used to repay our Senior Subordinated Notes. The notes mature on March 15, 2018. Interest of 10.5% is payable semi-annually in arrears on March 15 and September 15 of each year. Accrued interest on the Senior Second Lien Notes totaled $9.0 million at December 31, 2011.

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

Contractual Obligations
As of December 31, 2011, our future contractual cash obligations are as follows:

Contractual Obligations(1)(5)	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(2)	$841,550	$55,175	$110,350	$340,350	$335,675
Capital lease obligations	2,684	1,660	1,024	—	—
Operating lease obligations(3)	44,165	17,478	19,472	6,777	438
Other liabilities reflected under GAAP(4)	500	250	250	—	—
	$888,399	$74,563	$131,096	$347,127	$336,113
(1) We do not have any purchase obligations other than standard purchase orders in the ordinary course of business.
(2) Our debt is comprised of our 10.75% Senior Secured Notes due 2015, our 10.5% Senior Second Lien Notes due 2018 and related interest charges. See Note 10 to the consolidated financial statements included in this report for a discussion of our long-term debt.
(3) Our operating lease obligations are primarily comprised of building and vehicle lease commitments. See Note 11 to the consolidated financial statements included in this report for further discussion of our lease commitments.
(4) Our other liabilities reflected primarily relate to required future payments for contingent consideration related to asset purchases.
(5) We are unable to estimate the timing of payments that might be due related to our $0.3 million liability for uncertain tax positions. See Note 13 to the consolidated financial statements included in this report for further discussion of our tax liabilities.

Selected Quarterly Financial Data (unaudited)
The following tables present our unaudited quarterly results of operations for 2011 and 2010. The following table should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. This unaudited information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results for the quarters presented. No conclusions should be drawn about our future results from the results of operations for any quarter. The following is a summary of quarterly financial results for the years ended December 31, 2011 and 2010:

	Three Months Ended
	December 31, 2011		September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, except per share data)
Summary Statement of Operations Information:
Net Revenue	$117,042		$122,806	$122,437	$121,506	$123,772	$124,973	$124,315	$123,366
Cost of net revenue	36,359		37,825	35,931	39,098	38,401	38,605	40,005	40,843
Net (loss) earnings	(8,441)	(1)	(1,655)	(1,970)	(2,693)	(3,605)	2,517	3,393	(6,508)
Net (loss) earnings per common share - basic	(0.33)		(0.06)	(0.08)	(0.11)	(0.15)	0.09	0.13	(0.26)
Net (loss) earnings per common share - diluted	(0.33)		(0.06)	(0.08)	(0.11)	(0.15)	0.09	0.12	(0.26)
Market Prices:
High	2.10		4.65	4.93	4.55	1.99	2.00	3.65	0.66
Low	1.11		2.02	3.50	1.87	1.20	0.68	0.57	0.35

(1) Net loss for the quarter ended December 31, 2011 was negatively impacted by reduced CPAP sales attributable to a temporary slow down in order processing caused by implementation of our new order intake system and increased levels of contractual and bad debt adjustments.
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
Our debt as of December 31, 2011 was primarily comprised of our 10.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) and our 10.5% Senior Second Lien Notes due 2018 (the "Senior Second Lien Notes"). These debts have fixed interest rates and, as such, changes in market interest rates affect the fair market value of such outstanding debt but do not impact our earnings or cash flows.

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that the operation of our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report because of the material weakness in internal control over financial reporting described below under the heading "Management’s Annual Report on Internal Control over Financial Reporting."
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as required by Rule 13a-15(d) of the Exchange Act. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of a material weakness in review and reconciliation procedures designed to ensure that certain period end balances reflected in our financial statements agreed to the underlying detailed calculations of such amounts. For example, controls designed to ensure that inventory purchasing discounts are reflected in the proper period between inventory and cost of sales as the associated product is utilized were not operating effectively as of December 31, 2011. As part of the year-end audit process, two adjustments totaling $1.6 million were identified with respect to the accounting for these purchasing discounts as of and for the quarter ended December 31, 2011. These audit adjustments were recorded by the Company in the accompanying financial statements.
A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 fairly represent, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2011, and issued their related attestation report as included herein which expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal year 2011, there were no changes in our internal control over financial reporting. However, subsequent to the fourth quarter of fiscal year 2011 but prior to the filing of this Annual Report on Form 10-K, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our year-end audit process as described above in “Management’s Annual Report on Internal Control over Financial Reporting." Specifically, during February 2012, our management implemented additional review and reconciliation procedures to ensure that underlying supporting schedules for inventory properly include consideration of purchasing discounts and that such schedules are agreed to the associated financial statement balances. In addition, our management performed additional training for the staff responsible for the preparation of these schedules. Our management also assessed all other monthly review and reconciliation procedures and added additional approval processes to ensure that underlying detailed schedules are fully reconciled and agreed to the associated financial statement balances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rotech Healthcare Inc. and subsidiaries
Orlando, Florida

We have audited Rotech Healthcare Inc. and subsidiaries (the "Company's") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Review and reconciliation procedures were not operating effectively to ensure that certain period end balances reflected in the Company's financial statements agreed to the underlying detailed calculations of such amounts. For example, controls designed to ensure that inventory purchasing discounts are reflected in the proper period between inventory and cost of sales as the associated product is utilized were not operating effectively as of December 31, 2011. As part of the year-end audit process, two adjustments totaling $1.6 million were identified with respect to the accounting for these purchasing discounts as of and for the quarter ended December 31, 2011. These audit adjustments were recorded by the Company in the consolidated financial statements as of and for the year ended December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the

Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Certified Public Accountants
Tampa, Florida

March 14, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding our executive officers is set forth under the caption “Executive Officers” in Item 1 hereof.
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
The information required by Part III, Item 11, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Part III, Item 12, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Part III, Item 14, to the extent not provided herein, is incorporated herein by reference to our definitive proxy statement relating to the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

Page No.
1.	Index to Financial Statements	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-4
	Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2011, 2010 and 2009	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6
	Notes to Consolidated Financial Statements	F-8

2.	Index to Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index found after the signature page to this report.

(b) See Item 15(a)(3).
(c) See Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2012	ROTECH HEALTHCARE INC.

	By:	/s/ PHILIP L. CARTER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP L. CARTER	President, Chief Executive Officer and Director	March 14, 2012
Philip L. Carter	(Principal Executive Officer)

/s/ STEVEN P. ALSENE	Chief Operating Officer and Interim Chief Financial Officer	March 14, 2012
Steven P. Alsene	(Principal Financial and Accounting Officer)

/s/ ARTHUR J. REIMERS	Chairman of the Board	March 14, 2012
Arthur J. Reimers

/s/ JAMES H. BLOEM	Director	March 14, 2012
James H. Bloem

/s/ EDWARD L. KUNTZ	Director	March 14, 2012
Edward L. Kuntz

/s/ ARTHUR SIEGEL	Director	March 14, 2012
Arthur Siegel

EXHIBIT INDEX

Exhibit Number	Title
2.1(a)	Second Amended Joint Plan of Reorganization of Rotech Medical Corporation and its subsidiaries under Chapter 11 of the Bankruptcy Code dated February 7, 2002.

3.1(b)	Certificate of Incorporation of Rotech Healthcare Inc.

3.2(o)	Second Amended and Restated Bylaws of Rotech Healthcare Inc.

4.1(b)	Form of specimen common stock certificate.

4.2(p)	Indenture dated as of October 6, 2010 by and among Rotech Healthcare Inc. each of the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, NA.

4.3(r)
First Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A.

4.4(r)
Second Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A.

4.5	Reserved.

4.6(q)	Indenture, dated March 17, 2011, by and among the Company, the guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., including the form of Notes.

4.7(r)
First Supplemental Indenture, dated October 24, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A.

4.8(r)
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

10.11(v)
Credit Agreement dated as of March 17, 2011, by and among Rotech Healthcare Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint lead arrangers and jointbookrunners, Credit Suisse AG, as administrative agent and Jefferies Finance LLC as documentation agent.

10.12(q)	Registration Rights Agreement, dated March 17, 2011, by and among the Company, the guarantors party thereto and Credit Suisse (USA) LLC and Jefferies & Company, Inc.

10.13(a)
Registration Rights Agreement dated as of March 26, 2002, by and among Rotech Healthcare Inc., each of the entities listed on Schedule A thereto, and UBS Warburg LLC, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc. and Scotia Capital (USA) Inc.

10.14(b)	Amended and Restated Registration Rights Agreement dated June 21, 2002, between Rotech Healthcare Inc., and Oaktree Capital Management, LLC and General Electric Capital Corporation.

10.15(a)	Transfer Agreement between Rotech Healthcare Inc. and Rotech Medical Corporation dated March 26, 2002.

10.16(a)	Tax Sharing Agreement among Integrated Health Services, Inc., Rotech Healthcare Inc. and Rotech Medical Corporation dated as of March 26, 2002.

10.17(o)	Trust Agreement by and among NorthStar Trust Company and Rotech Healthcare Inc. dated July 1, 2007 with respect to the Rotech Healthcare Inc. Employees Plan.

10.18(s)	Amendment and Restatement of the Rotech Healthcare Inc. Employees Plan effective January 1, 2011.

10.19(k)	Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services dated May 19, 2008.

10.20(l)	Second Amended and Restated Employment Agreement with Philip L. Carter dated October 6, 2008.

10.21(u)	Rotech Healthcare Inc. Equity Award Plan

10.22(u)	Form of Equity Award Plan

10.23(v)	Amendment No. 1, dated and filed as of March 7, 2012, to the Credit Agreement dated March 17, 2011.

10.24	Reserved

10.25(i)	Amendment No. 5 to the Rotech Healthcare Inc. Common Stock Option Plan.

10.27(i)	Form of Chief Executive Officer Option Agreement.

10.28(i)	Form of Nonemployee Director Option Agreement.

10.29(i)	Form of Officer (other than CEO) Option Agreement.

10.30(r)	Employment Amendment Agreement to the Second Amended and Restated Employment Agreement with Philip L. Carter dated August 8, 2011.

10.31(t)	Amended and Restated Agreement with Respect to Rights upon Termination of Employment with Steven P. Alsene dated January , 2012.

10.32(n)	Form of Indemnification Agreement for directors and officers.

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Forward-Looking Statements.

101
The following materials from the Annual Report on Form 10-K for Rotech Healthcare Inc. for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011, 2010 and 2009; (ii) Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Changes in Stockholders' Deficiency for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(a)
Incorporated by Reference to our Registration Statement on Form S-4 (file No. 333-100750) filed with the Securities and Exchange Commission on October 25, 2002, as amended January 27, 2003, February 10, 2003 and February 13, 2003.

(b)	Incorporated by Reference to our Registration Statement on Form 8-A (file No. 000-50940) filed with the Securities and Exchange Commission on September 15, 2004.

(c)	Incorporated by Reference to our Registration Statement on Form S-8 (file No. 333-119008) filed with the Securities and Exchange Commission on September 15, 2004.

(d)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003.

(e)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on April 14, 2004.

(f)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.

(g)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

(h)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007.

(i)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 13, 2007.

(j)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

(k)	Incorporated by Reference to our Current Report on Form 8-K dated May 19, 2008 filed with the Securities and Exchange Commission on May 21, 2008.

(l)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission on November 12, 2008.

(m)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 15, 2008

(n)	Incorporated by Reference to our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 1, 2006.

(o)	Incorporated by Reference to our Annual Report on From 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 7, 2008.

(p)	Incorporated by Reference to our Current Report on From 8-K filed with the Securities and Exchange Commission on October 8, 2010.

(q)	Incorporated by Reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.

(r)	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Securities and Exchange Commission on November 10, 2011.

(s)	Incorporated by Reference to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 28, 2011.

(t)	Incorporated by Reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2012.

(u)	Incorporated by Reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2012.

(v)	Incorporated by Reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on

March 13, 2012.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rotech Healthcare Inc. and subsidiaries
Orlando, Florida
We have audited the accompanying consolidated balance sheets of Rotech Healthcare Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rotech Healthcare Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Tampa, Florida

March 14, 2012

ROTECH HEALTHCARE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2011 and 2010 (In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$30,473	$63,046
Accounts receivable, net	76,027	68,042
Other receivables	3,466	2,480
Income taxes receivable	62	111
Inventories	12,188	10,020
Prepaid expenses	3,535	3,390
Total current assets	125,751	147,089
Property and equipment, net	104,871	105,290
Intangible assets (less accumulated amortization of $13,356 in 2011 and $9,600 in 2010)	22,122	14,434
Restricted cash	7,465	12,927
Other assets, including debt issue costs	16,835	11,322
	$277,044	$291,062
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$14,133	$19,637
Accrued expenses and other current liabilities	20,913	14,237
Accrued interest	14,215	13,159
Deferred revenue	8,342	9,058
Current portion of long-term debt	1,514	502
Total current liabilities	59,117	56,593
Deferred tax liabilities, net	280	614
Other long-term liabilities	754	515
Long-term debt, less current portion	511,065	510,909
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 141,324 and 239,496 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,017	5,116
Commitments and contingencies (Notes 11 and 15)	—	—
Stockholders’ deficiency:
Common stock, par value $.0001 per share 50,000,000 shares authorized, 25,907,310 and 25,616,103 shares issued and outstanding at December 31, 2011 and 2010, respectively	3	3
Additional paid-in capital	507,511	506,960
Accumulated deficit	(804,703)	(789,648)
Total stockholders’ deficiency	(297,189)	(282,685)
	$277,044	$291,062

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2011, 2010 and 2009 (In thousands, except share and per share data)

	December 31, 2011	December 31, 2010	December 31, 2009
Net revenues	$483,791	$496,426	$479,869
Costs and expenses:
Cost of net revenues:
Product and supply costs	90,253	97,698	111,498
Patient service equipment depreciation	50,454	51,541	53,667
Operating expenses	8,506	8,615	9,707
Total cost of net revenues	149,213	157,854	174,872
Provision for doubtful accounts	26,244	23,355	16,234
Selling, general and administrative	253,020	262,332	255,952
Depreciation and amortization	9,573	8,674	9,780
Total costs and expenses	438,050	452,215	456,838
Operating income	45,741	44,211	23,031
Other expenses (income):
Interest expense, net	60,265	47,680	45,401
Other income, net	(791)	(3,598)	(1,276)
Loss on debt extinguishment	1,216	4,401	—
Total other expenses	60,690	48,483	44,125
Loss before income taxes	(14,949)	(4,272)	(21,094)
Income tax benefit	(190)	(69)	(13)
Net loss	(14,759)	(4,203)	(21,081)
Accrued dividends on redeemable preferred stock	296	418	450
Net loss attributable to common stockholders	$(15,055)	$(4,621)	$(21,531)
Net loss per common share:
Basic and diluted	$(0.58)	$(0.18)	$(0.84)
Weighted average shares outstanding:
Basic and diluted	25,786,105	25,571,793	25,510,399

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY For the Years Ended December 31, 2011, 2010 and 2009 (In thousands, except share data)

	Shares of Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 2008	25,505,270	$3	$506,095	$(763,496)	$(257,398)
Net loss for the year ended December 31, 2009	—	—	—	(21,081)	(21,081)
Restricted stock awards released	36,000	—	—	—	—
Non-cash stock compensation	—	—	480	—	480
Repurchase redeemable preferred stock	—	—	44	—	44
Accrued dividends on redeemable preferred stock	—	—	—	(450)	(450)
Balance at December 31, 2009	25,541,270	$3	$506,619	$(785,027)	$(278,405)
Net loss for the year ended December 31, 2010	—	—	—	(4,203)	(4,203)
Restricted stock awards released	36,000	—	—	—	—
Proceeds from exercise of stock options	38,833	—	41	—	41
Non-cash stock compensation	—	—	274	—	274
Repurchase redeemable preferred stock	—	—	26	—	26
Accrued dividends on redeemable preferred stock	—	—	—	(418)	(418)
Balance at December 31, 2010	25,616,103	3	506,960	(789,648)	(282,685)
Net loss for the year ended December 31, 2011	—	—	—	(14,759)	(14,759)
Restricted stock awards released	148,500	—	—	—	—
Proceeds from exercise of stock options	142,707	—	131	—	131
Non-cash stock compensation	—	—	609	—	609
Repurchase redeemable preferred stock	—	—	(189)	—	(189)
Accrued dividends on redeemable preferred stock	—	—	—	(296)	(296)
Balance at December 31, 2011	25,907,310	$3	$507,511	$(804,703)	$(297,189)

See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2011, 2010 and 2009 (In thousands)

	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(14,759)	$(4,203)	$(21,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	26,244	23,355	16,234
Depreciation and amortization	64,004	63,359	66,242
Payment-in-kind interest added to long-term borrowings	—	—	13,204
Loss on debt extinguishment	1,216	4,401	—
Deferred income taxes	(334)	(108)	(186)
Other	665	190	582
Changes in operating assets and liabilities:
Accounts receivable	(34,229)	(23,681)	(22,137)
Other receivables	(986)	(819)	908
Inventories	(1,482)	575	(1,093)
Prepaid expenses	(145)	333	(120)
Income taxes receivable	49	(10)	152
Other assets	(83)	109	413
Accounts payable, accrued expenses and other current liabilities	(5,119)	(3,160)	(8,798)
Accrued interest	1,056	6,054	(3,069)
Deferred revenue	(716)	614	(2,542)
Other long-term liabilities	(11)	(41)	(376)
Net cash provided by operating activities	35,370	66,968	38,333
Cash flows from investing activities:
Purchases of property and equipment	(48,922)	(53,257)	(46,861)
Cash paid for asset purchases	(9,545)	—	—
Deposits to restricted cash	—	—	(6,720)
Withdrawals from restricted cash	5,462	5,412	874
Identifiable intangible assets associated with equipment purchases	(290)	(146)	—
Net cash used in investing activities	(53,295)	(47,991)	(52,707)
Cash flows from financing activities:
Payments of other liabilities	—	(349)	(672)
Payments on capital leases	(810)	(2,084)	(300)
Retirement of long-term borrowing	(287,000)	(225,765)	—
Proceeds from long-term borrowing	284,771	230,000	—
Prepayment premium on long-term borrowing	—	(2,258)	—
Debt issue costs	(9,153)	(14,407)	—
Net proceeds from stock option exercise	131	41	—
Repurchase Series A convertible redeemable preferred stock	(2,152)	(13)	—
Payments of dividends on redeemable preferred stock	(435)	—	(450)
Net cash used in financing activities	(14,648)	(14,835)	(1,422)
Increase (decrease) in cash and cash equivalents	(32,573)	4,142	(15,796)

ROTECH HEALTHCARE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) For the Years Ended December 31, 2010 and 2009 (In thousands)

Cash and cash equivalents, beginning of year	63,046	58,904	74,700
Cash and cash equivalents, end of year	$30,473	$63,046	$58,904
Supplemental disclosures of noncash investing and financing activities
Property and equipment acquired through capital leases	$2,772	$805	$1,682
Property and equipment unpaid and included in accounts payable, accrued expenses and other current liabilities	$8,561	$3,605	$6,735
Payment-in-kind interest added to long-term borrowings	$—	$—	$13,204
Contingent consideration related to asset purchases	$500	$—	$—
Supplemental disclosures of cash flow information:
Interest paid	$55,425	$35,787	$32,784
Income taxes paid	$96	$30	$21
See accompanying notes to consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For years ended December 31, 2011, 2010 and 2009
(In thousands, except share and per share data)

(1) Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As used in these notes, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our”, and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries and not any other person. The Company has evaluated significant events and transactions that occurred after December 31, 2011 through the date of filing this report on Form 10-K. For all periods presented herein, there were no differences between net earnings (loss) and comprehensive earnings (loss).
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
We are highly leveraged. As of December 31, 2011, we had $511,065 of long-term debt outstanding. Our Senior Secured Notes ($224,796) mature in October 2015 and our Senior Second Lien Notes ($285,227) mature in March 2018. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances, cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months.

(3) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and balances have been eliminated in the consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Examples include estimates for the allowance for contractual adjustments and the allowance for doubtful accounts; useful lives of intangible assets and property and equipment; impairment of long-lived assets; and disclosure of contingent liabilities at the date of the financial statements. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results and outcomes may differ from management’s estimates and assumptions.
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
Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risk, with regard to doubtful accounts, relates to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We record a provision for doubtful accounts based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record the provision for doubtful accounts are supported by various methods including current and historical cash collections, actual write-offs, and accounts receivable agings. Accounts are written off against the allowance for doubtful accounts when all collection efforts have been exhausted. We routinely review accounts receivable balances in conjunction with our historical bad debt rates and other economic conditions which might ultimately affect the collectability of patient accounts when we consider the adequacy of the amounts we record as provision for doubtful accounts. Significant changes in payor mix, economic conditions or trends in federal and state governmental health care coverage could have a material adverse affect on our collection of accounts receivable, cash flows and results of operations.

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

Distribution Expenses
Distribution expenses are included in selling, general and administrative expenses. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; and salaries and other costs related to drivers and dispatch personnel. Such expenses fall within the definition of “shipping and handling” costs as discussed in ASC Paragraph 605-45-45-19, Revenue Recognition: Principal Agent Considerations: Shipping and Handling Fees and Costs which permits their classification within selling, general and administrative expenses on the statement of operations.
Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising expenses were $373, $323 and $425, respectively.
Rebates, Early Pay Discounts Earned, and Co-Sale and Marketing Agreements
We account for rebates, early pay discounts earned, and co-sale and marketing agreements, in accordance with ASC Subtopic 605-50, Revenue: Customer Payments and Incentives. Rebates and early pay discounts for products sold during a reporting period are estimated and recorded based on a systematic and rational allocation of the cash consideration offered from each vendor to each of the underlying transactions that results in progress by us toward earning the rebate or refund provided the amounts are probable and reasonably estimable. Consideration earned related to co-sale and marketing agreements is recorded when the specific contractual obligation is completed. The co-sale and marketing agreement payments are characterized as a reduction of the selling, general, and administrative expenses. We record all rebates based upon volume discounts as a reduction of the prices for those vendor’s products, and characterize the rebate as a reduction of cost of net revenues in the consolidated statement of operations. If the consideration is not probable and reasonably estimable, it is recognized as the milestones are achieved.
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

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with ASC Topic 740, Income Taxes (ASC 740) formerly FASB Financial Interpretation No. 48. ASC 740 which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions may only be recognized in the financial statements when it is more likely than not that the tax position will be sustained under examination by the appropriate taxing authority having full knowledge of all relevant information. When a tax position meets the more-likely-than-not recognition threshold it is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.
Loss Per Common Share
Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted loss per share reflects the potential dilution of securities that could share in the losses and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock are excluded from the computation of diluted loss per share in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.
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
The fair value of the Senior Secured Notes and Senior Second Lien Notes at December 31, 2011 and the Senior Subordinated Notes at December 31, 2010 are based on quoted market prices. The estimated fair value of the Senior Secured Notes and the Senior Second Lien Notes at December 31, 2011 was $236,164 and $233,015, respectively. The estimated fair value of the Senior Subordinated Notes at December 31, 2010 was $277,054. The estimated fair value of our Senior Secured Notes at December 31, 2010 approximated carrying value because no public market existed until January 2011.
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

Recent Accounting Pronouncements
In July 2011, the FASB issued ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-07 requires healthcare entities that recognize significant amounts of patient service revenue at the time services are rendered, even though they do not assess a patient’s ability to pay, to present the provision for bad debts related to those revenues as a deduction from patient service revenue (net of contractual allowances and discounts), as opposed to an operating expense. All other entities would continue to present the provision for bad debts as an operating expense. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. We are still assessing whether or not ASU 2011-07 is applicable based upon our procedures surrounding assessment of our patients' ability to pay.
In August 2010, the FASB issued ASU 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries, which requires that health care organizations present insurance claims and insurance recoveries on a gross basis rather than offsetting such amounts against each other for financial presentation. This ASU is effective for fiscal years beginning after December 15, 2010, and as such we have adopted this ASU as of January 1, 2011. Adoption of ASU 2010-24 did not have any material impact on our results of operations, financial condition or cash flow.

(4) Accounts Receivable
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts consist of the following at December 31:

	2011	2010
Accounts receivable	$108,297	$97,765
Less allowance for contractual adjustments	17,820	19,246
Less allowance for doubtful accounts	14,450	10,477
	$76,027	$68,042
Included in accounts receivable at December 31, 2011 and 2010 are amounts due from Medicare, Medicaid and other federally funded programs (primarily the Veterans Administration) which represents 57.0% and 58.1% of total outstanding receivables, respectively.
Included in accounts receivable are earned but unbilled receivables of $28,055 and $18,851 at December 31, 2011 and

2010 , respectively. Billing backlogs, ranging from a day to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources.

(5) Property and Equipment
Property and equipment consisted of the following at December 31:

	2011	2010
Patient service equipment	$206,950	$463,433
Furniture, office equipment, computers and software	25,894	31,330
Vehicles	6,425	5,395
Leasehold improvements	4,399	4,488
	243,668	504,646
Less accumulated depreciation	138,797	399,356
	$104,871	$105,290
Depreciation expense was $57,813, $58,960 and $62,121 for the years ended December 31, 2011, 2010 and 2009, respectively.

(6) Intangible Assets
We performed our annual impairment assessment on our intangible assets as of September 30, 2011 and 2010. Based upon these analyses we determined that there were no impairments. No events or circumstances have occurred that required additional assessments since the date of our annual impairment test.
Amortization expense was $2,215, $1,255 and $1,326 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense of intangible assets subject to amortization for the next five years is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$3,268	$3,203	$2,214	$1,693	$1,606
The following table reflects the components of identifiable intangible assets:

	December 31, 2011		December 31, 2010
	Gross carrying amount[1]	Accumulated amortization	Gross carrying amount[2]	Accumulated amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$5,850	$12,000	$5,250
Computer software	11,848	5,090	5,000	2,917
Other	9,630	2,416	5,034	1,433
Subtotal	33,478	13,356	22,034	9,600
Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—
Subtotal	2,000	—	2,000	—
Total intangible assets	$35,478	$13,356	$24,034	$9,600

[1]	During the year ended December 31, 2011 we wrote off $43 of fully amortized identifiable intangibles.

[2]	During the year ended December 31, 2010 we wrote off $685 of fully amortized non-compete agreements.
During 2011, we recorded $11,487 of intangible assets subject to amortization, including reclassification of internally developed computer software from property and equipment, which have a weighted average remaining life of 6.4 years.

(7) Restricted Cash
Restricted cash consists of the following at December 31:

	2011	2010
Restricted cash collateralizing outstanding letters of credit	$7,465	$9,207
Restricted cash held as collateral for Medicare surety bonds	—	3,720
	$7,465	$12,927

(8) Other Assets
Other assets consist of the following at December 31:

	2011	2010
Deferred financing costs, net	$14,643	$9,214
Prepaid expenses—non-current	289	226
Deposits	1,903	1,882
	$16,835	$11,322
Amortization of the deferred financing costs was $2,507, $3,144 and $2,795 for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization of the deferred financing costs was $2,450 and $5,746 as of December 31, 2011 and 2010, respectively.

(9) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	2011	2010
Accrued salaries and wages	$6,218	$7,079
Accruals related to patient rental equipment	5,806	—
Accounts receivable credit balances	3,161	2,079
Accrued health insurance and other claims	3,740	3,724
Sales tax payable	1,059	535
Accrued employee/employer 401K contributions	128	134
Dividends payable	431	435
Other	370	251
	$20,913	$14,237

(10) Debt
Our long-term debt consists of the following at December 31:

	2011	2010
Capital lease obligations with interest implied at fixed rates between 4.7% and 11.0%, due in equal monthly installments from January 2012 through November 2013, collaterlized by equipment	$2,556	$629
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $5,204 and $6,218 and unamortized original issue discount at December 31, 2011 and 2010, respectively (effective interest rate of 11.5%)	224,796	223,782
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $4,773 unamortized original issue discount at December 31, 2011 (effective interest rate of 10.9%)	285,227	—
9.5% Senior Subordinated Notes, due April 1, 2012, interest payable semi-annually on April 1 and October 1, fully satisfied March 17, 2011	—	287,000
Sub total	512,579	511,411
Less current portion	1,514	502
Total long-term debt	$511,065	$510,909
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
The Senior Second Lien Notes were issued at a discount of $5,229 and we incurred transaction costs of approximately $8,916. The discount and transaction costs associated with the Senior Second Lien Notes are being amortized as interest expense over the term of these notes. Interest is payable semi-annually on March 15 and September 15. We used the proceeds from the offering of the Senior Second Lien Notes, together with $24,485 of cash on hand, to repay all of our outstanding Senior Subordinated Notes and pay associated fees and expenses. In conjunction with the closing of the Senior Second Lien Notes on March 17, 2011, we deposited $301,920 with Bank of New York Mellon N.A., as trustee (the “Trustee”), to satisfy our obligation with respect to the Senior Subordinated Notes including the principal amount of $287,000 and accrued interest through April 18, 2011 of $14,920. We were legally released of our liability effective March 17, 2011. Upon completion of the 30-day notice period required under the indenture governing our Senior Subordinated Notes, on April 18, 2011, the Trustee redeemed and canceled the Senior Subordinated Notes. As a result of the termination of the Senior Subordinated Notes we recorded a $1,216 loss on extinguishment of debt related to unamortized debt issuance costs.
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
The indenture governing the Senior Second Lien Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: sell assets; pay dividends or make other distributions or repurchase or redeem our stock; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of or our assets, and enter into transactions with affiliates. The Senior Second Lien Notes are collateralized by a second priority security interest in substantially all of the Company’s assets. The Senior Second Lien Notes are guaranteed by all of our wholly owned subsidiaries. Each guarantee is full and unconditional and joint and several. We hold all of our assets and conduct all of our operations through our wholly owned subsidiaries and the parent does not have independent assets and operations.
Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies Finance LLC, as documentation agent (the "Original Credit Agreement"). On March 7, 2012, we entered into an amendment to the Original Credit Agreement that extended the final maturity date from March 17, 2012 to March 17, 2014 (the Original Credit Agreement, as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the “Revolving Credit Facility”). There was no debt outstanding under the Revolving Credit Facility as of December 31, 2011.
The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of December 31, 2011, we were below the maximum Leverage Ratio threshold (as defined within the Credit Agreement).
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

The Senior Secured Notes were issued at a discount of $6,465 and we incurred transaction costs of approximately $8,002. The discount and transaction costs associated with the Senior Secured Notes will be amortized as interest expense over the term of those notes. Interest is payable semi-annually on April 15 and October 15. We used the proceeds from the offering of the Senior Secured Notes, together with $13,698 of cash on hand, to repay all of the outstanding indebtedness including accrued interest of $2,761 under our former Senior Facility and pay associated fees and expenses. As a result of the termination in 2010, of the Senior Facility dated March 30, 2007, we recorded a $4,401 loss on extinguishment of debt related to unamortized debt issuance costs of $2,143 and prepayment premiums of $2,258.
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
We have outstanding letters of credit totaling $7,465 and $8,765 as of December 31, 2011 and 2010 , respectively. Our letters of credit were cash collateralized at 100% of their face amount at December 31, 2011 and 105% of their face amount at December 31, 2010. The cash collateral for these outstanding letters of credit is included in restricted cash on our consolidated balance sheet as of December 31, 2011 and 2010.
Long-term debt maturities excluding capital lease obligations are as follows:

	2012	2013	2014	2015	2016 and thereafter
Long-term debt maturities	$—	$—	$—	$230,000	$290,000

Required future payments for capital lease obligations and the present value of net minimum capital lease payments are as follows:

Capital Leases
2012	$1,660
2013	1,024
Total	2,684
Less amount representing interest	128
Present value of minimum capital lease payments	$2,556
At December 31, 2011, the equipment under capital leases is included in property and equipment with a carrying amount of $2,743 and $256 of accumulated depreciation. At December 31, 2010, the equipment under capital leases is included in property and equipment with a carrying amount of $834 and $183 of accumulated depreciation.
Interest expense, net was as follows for the years ended December 31:

	2011	2010	2009
Interest expense	$60,450	$47,761	$45,748
Interest income	(185)	(81)	(347)
Interest expense, net	$60,265	$47,680	$45,401

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
We recognize rent expense on a straight-line basis over the expected lease term. Rental expense for building and vehicle leases approximated $22,610, $26,810 and $29,642 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The difference between the straight-line expense and the rent payments is recorded as a liability. At December 31, 2011, the short-term portion of the liability of $52 is included in the consolidated balance sheet within accrued expenses and other current liabilities. The long-term liability portion of $501 is included in other long-term liabilities.
Future minimum rental commitments under non-cancelable leases, for corporate offices, billing centers and branch locations, are as follows:

For the years ending December 31:
2012	$17,478
2013	11,533
2014	7,939
2015	5,222
2016	1,555
Thereafter	438
$44,165

(12) Share-Based Compensation and Earnings Per Common Share
We have two share based compensation plans: the Rotech Healthcare Inc. Equity Award Plan (formerly the "Common Stock Option Plan") (the “Equity Award Plan”) and the Rotech Healthcare Inc. Amended and Restated Restricted Stock and Stock Option Plan (the “Restricted Plan”) (collectively referred to as the “Share-Based Compensation Plans”).

The Equity Award Plan, which is shareholder-approved and became effective March 26, 2002, permits the grant of up to 7,025,000 options and other stock-based awards to employees, officers, non-employee directors and consultants of the Company. We have granted stock options and restricted stock under this plan. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest based on three years of continuous service with the Company and have ten year contractual terms. Restricted stock generally vests based on three years of continuous service with the Company. Certain options and restricted awards provide for accelerated vesting under certain circumstances as defined in the Equity Award Plan (including but not limited to change of control, attainment of normal retirement age, disability and death).
The Restricted Plan, which is shareholder-approved and became effective as of August 1, 2004, permits the grant of up to 300,000 options and other stock-based awards to non-employee directors of the Company. We have granted only restricted stock awards under this plan. Restricted stock awards under this plan generally vest based on one year of continuous service with the Company. Certain options and restricted awards provide for accelerated vesting under certain circumstances as defined in the Equity Award Plan (including but not limited to change of control, attainment of normal retirement age, disability and death).
Stock Options: At December 31, 2011, options to acquire up to 2,796,488 shares of common stock were available for grant pursuant to the Share-Based Compensation Plans, options exercisable for 2,951,148 shares of common stock were outstanding at prices ranging from $0.41 to $20.00 per share, and 142,707 shares of common stock had been issued upon the exercise of options granted under the Shared-Based Compensation Plans. For the year ended December 31, 2011, 2010 and 2009, we recorded share-based compensation expense of $515, $212 and $475, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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
The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during each of the respective years ended December 31:

	2011	2010	2009
Expected volatility	173.69%	179.71%	178.89%
Dividend yield	—	—	—
Expected option life (years)	3.00	3.00	2.77
Average risk-free interest rate	1.04%	1.38%	2.11%

The following table summarizes our stock option transactions for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	3,361,657	$1.39
Granted	500,000	$4.00
Exercised	(142,707)	$0.92
Forfeited	(123,750)	$1.82
Options outstanding at December 31, 2011	3,595,200	$1.76	4.63	$—
Options exercisable at December 31, 2011	2,951,148	$1.65	4.27	$—
Options fully vested and expected to vest at December 31, 2011	3,375,641	$1.67	4.37	$—
The following table summarizes the transactions for our non-vested shares for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2011	715,464	$0.49
Granted	500,000	$3.38
Vested	(447,662)	$1.49
Forfeited	(123,750)	$1.82
Non-vested shares at December 31, 2011	644,052	$2.27
As of December 31, 2011, there was $701 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.11 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $504, $217 and $503, respectively.
Restricted Stock Awards and Units: We granted 148,500 shares of restricted stock during the year ended December 31, 2011 with a weighted average per share fair value of $4.20. We granted 36,000 shares of restricted stock during the year ended December 31, 2010 with a weighted average per share fair value of $2.14. We granted 36,000 shares of restricted stock during the year ended December 31, 2009 with a weighted average per share fair value of $0.50. Stock compensation expense recognized by us in the years ended December 31, 2011, 2010 and 2009 under the Restricted Plan was approximately $94, $58 and $5, respectively.
Loss Per Common Share: Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted loss per share reflects the potential dilution of securities that could share in the loss and are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to employee stock options and preferred stock totaled 3,209,422, 2,150,475 and 2,945,947 for the years ended December 31, 2011, 2010 and 2009, respectively, are excluded from the computation of diluted loss per share because they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of potentially dilutive securities.

(13) Income Taxes
Income tax benefit for the years ended December 31 consists of:

	2011	2010	2009
Current:
Federal	$—	$(3)	$(9)
State	144	42	182
Total current provision	144	39	173
Deferred:
Federal	—	—	—
State	(334)	(108)	(186)
Total deferred provision	(334)	(108)	(186)
Income tax benefit	$(190)	$(69)	$(13)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	2011	2010
Current deferred tax (assets) liabilities:
Other accrued liabilities	$(5,621)	$(3,967)
Other	(2,281)	(1,878)
Less: valuation allowance	7,902	5,845
Total current deferred tax assets, net	—	—
Long-term deferred tax (assets) liabilities:
Property and equipment	3,379	283
Intangible assets	(103,619)	(108,987)
Net operating loss (NOL) carryforward	(79,680)	(69,467)
Other deferred liabilities, net	(643)	648
Less: valuation allowance	180,843	178,137
Total long-term deferred tax liabilities, net	280	614
Net deferred tax liabilities	$280	$614

A reconciliation of the tax provision computed at the statutory federal tax rate on losses before income taxes to the actual income tax provision is as follows for the years ended December 31:

	2011	2010	2009
Tax provision computed at the statutory rate	$(5,232)	$(1,495)	$(7,383)
State income taxes, net of federal income tax benefit	(550)	(127)	(641)
Other book expenses not deductible for tax purposes	829	433	1,247
Increase in deferred tax asset valuation allowance	4,763	1,120	6,764
Total income tax benefit	$(190)	$(69)	$(13)
We have available federal NOLs of approximately $205,958, net of gross unrecognized tax benefits, as of December 31, 2011, which will fully expire in 2031. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits at December 31 is as follows:

	2011	2010
Gross unrecognized tax benefits beginning of year	$7,205	$8,300
(Decreases) increases in tax positions for prior years	(98)	1,572
Increases (decreases) in tax positions for current year	3,293	(2,555)
Lapse in statute of limitations	(178)	(112)
Gross unrecognized tax benefits end of year	$10,222	$7,205
If recognized, in 2011 and 2010 only $249 and $525, respectively of the gross unrecognized tax benefits would impact our effective tax rate in the respective years. The remaining $9,973 and $6,680 for 2011 and 2010, respectively, of gross unrecognized tax benefits is highly certain in the respective year, however, there is uncertainty about the timing of their tax recognition. The disallowance of these tax positions would not impact the effective income tax rate nor would it accelerate a material amount of cash payments to the taxing authority because of our large unrecognized NOL positions. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.
As of December 31, 2011 and 2010, we had a balance of accrued interest related to uncertain tax positions in the amount of $31 and $89, respectively. We had a net reduction of $58 and $17 in interest expense associated with our uncertain tax positions, for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010 no penalties have been accrued.
We have provided a full valuation allowance against our net deferred tax assets due to our judgment that it is more likely than not that the net deferred tax assets will not be realized. Based on a number of factors, including recurring losses, expectations with respect to future taxable income and the fact that the market in which we compete is competitive and characterized by changing reimbursement, we believe that there is sufficient uncertainty regarding the realization of net deferred tax assets such that a full valuation allowance is required.
We are currently open to audit for all years ended December 31, 2002 to present because of our large NOL carryforwards. However, we are only open to additional tax assessments under the Internal Revenue Code Statute of Limitations for the years ended December 31, 2008 to present. The IRS commenced examinations of the Company’s U. S. income tax return for 2008 in the third quarter of 2010 and for 2009 in the first quarter of 2011. As of December 31, 2011, the IRS has closed the examinations and did not propose any adjustments. Our state income tax returns are open to audit under the various statutes of limitations for the years ended December 31, 2002 to present. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material effect upon our results of operations or financial condition.

(14) Insurance Coverage
We have a self-insured plan for health and medical coverage for our employees. A stop-loss provision provides for coverage by a commercial insurance company of specific claims paid in the plan year in excess of $275. Total recorded liabilities for group health insurance claims payable, including an estimate for incurred but not reported claims included in accrued expenses and other current liabilities in the consolidated balance sheets were approximately $1,553 and $1,557 as of December 31, 2011 and 2010, respectively.
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

(15) Certain Significant Risks and Contingencies
We and others in the health care business are subject to certain inherent risks, including the following:

•
Substantial dependence on revenues derived from reimbursement by various Federal health care programs (including Medicare) and State Medicaid programs which have been significantly reduced in recent years and which entail exposure to various health care fraud statutes;

•	Inconsistent payment patterns from Centers for Medicare & Medicaid Services and its contractors or other third-party payors;

•	Government regulations, government budgetary constraints and proposed legislative, reimbursement and regulatory changes; and

•	Lawsuits alleging negligence in the provision of healthcare services and related claims.
Such inherent risks require the use of certain management estimates in the preparation of the Company’s financial statements and it is reasonably possible that changes in such estimates may occur.
Due to the nature of the business, we are involved in lawsuits that arise in the ordinary course of business. We do not believe that any lawsuit we are a party to, if resolved adversely, would have a material effect on our financial condition, revenues, profit margins, profitability, operating cash flows and results of operations. Since the date of confirmation of the plan of reorganization, we have not and our predecessor has not received any correspondence from a state challenging the pre-petition discharge of claims. We are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on us. As a result, we maintain occurrence basis professional and general liability insurance with coverage and deductibles which we believe to be appropriate.
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
On May 16, 2008, we entered into a three-year term Corporate Integrity Agreement (the “2008 CIA”) with the OIG in connection with the resolution of a previously reported qui tam complaint brought by one of our former employees. The action was filed on April 6, 2004 and alleged violations of the False Claims Act between February 22, 1996 and April 30, 2003. In settling the litigation, we did not admit wrongdoing but paid $2,013 plus interest to the United States Treasury Department and $1,400 to the former employee for expenses and attorney’s fees and costs. The 2008 CIA expired in May 2011. We have maintained our existing compliance program beyond the term of the 2008 CIA.
During the month of April 2010, we settled a commercial arbitration proceeding related to previously unpaid claims and associated interest, fees, expenses and legal costs. The net amount received as a result of this settlement, after consideration of all legal costs and expenses incurred was approximately $2,900. This amount is included in other income for the year ended December 31, 2010 in the consolidated statement of operations.

(16) Employee Benefit Plans
401(k) Savings Plan
We sponsor a 401(k) Savings Plan (the Savings Plan) covering all full-time employees who have met certain eligibility requirements. The Savings Plan is funded by voluntary employee contributions and by discretionary Company contributions equal to a certain percentage of the employee contributions. Employees’ interests in Company contributions vest over five years. Our contribution expense was approximately $89, $95 and $102 for the years ended December 31, 2011, 2010 and 2009, respectively.
Employee Profit Sharing Plan
Pursuant to the Plan, in 2002 we contributed 250,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred”—see Note 17) to a trust to establish a tax-qualified defined contribution employee profit sharing retirement plan (the “Employees Plan”). Employees of the Company as of the effective date of the Employees Plan (the “Effective Date”), were the initial participants in the Employees Plan, and employees joining the Company after the Effective Date are eligible to join the Employees Plan on January 1 or July 1 following their first day of employment with the Company. Our contributions to the Employees Plan are fully discretionary. There are no employee contributions under the Employees Plan. Participants are fully and immediately vested in any and all Company contributions made to the Employees Plan. Any contributions made by us to the Employees Plan are allocated to individual participant accounts on the basis of the respective compensation of each participant, as compared to the aggregate compensation of all participants. There were no discretionary contributions made during the years ended December 31, 2011, 2010 and 2009.

We periodically repurchase shares of Series A Preferred from the Rotech Healthcare Inc. Employees Plan in order to fund the cash payment of benefits from the Employees Plan to certain plan participants that are no longer employed by us. During 2011, 2010 and 2009, we repurchased 98,172, 1,975 and 2,542 shares, respectively.

(17) Series A Convertible Redeemable Preferred Stock
We issued 250,000 shares of Series A Preferred upon emergence from bankruptcy pursuant to the Plan. The Series A Preferred is held by our employee profit sharing plan (see Note 16) and the total preferred stock authorized by us is 1,000,000 shares. Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 24, 2011, dividends in the amount of $431 were declared on our Series A Preferred and were paid in January 2012. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and were paid in January 2011. At the meeting of the board of directors held on June 23, 2009, dividends in the amount of $450 were declared on our Series A Preferred and were paid in December 2009.
The Series A Preferred has conditional redemption features. After the fifth anniversary of the date of the first issuance of the Series A Preferred, the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder based on the conversion ratio of 0.8 shares of common stock for each share of Series A Preferred. If the Series A Preferred is not converted, it must be redeemed by us on June 26, 2012 at a redemption amount of $20 per share, plus any accrued and unpaid dividends. The amount of mandatory redemption of the outstanding 141,324 shares of Preferred Stock would be approximately $2,826 plus any accrued unpaid dividends. Since the Series A Preferred does not contain an unconditional obligation to redeem as defined in ASC Topic 480, Distinguishing Liabilities From Equity which would require the Series A Preferred to be classified as a liability, we have presented the Series A Preferred as a mezzanine obligation in the accompanying consolidated financial statements.
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
No dividends will be declared or paid upon our common stock, unless and until dividends have been declared on the Series A Preferred. Dividends on the Series A Preferred have been declared and paid as follows:

	Amount	Declaration Date	Payment Date
Dividend	$900	June 2004	March 2005
Dividend	$450	September 2005	December 2005
Dividend	$450	June 2006	January 2007
Dividend	$450	June 2007	January 2008
Dividend	$450	June 2008	December 2008
Dividend	$450	June 2009	December 2009
Dividend	$435	June 2010	January 2011
Dividend	$431	June 2011	January 2012

(18) Revenue Data and Concentration of Credit Risk
Net revenues are derived from the following principal service categories:

	For the year ended December 31,
	2011	2010	2009
Oxygen and other respiratory therapy	$423,339	$429,533	$420,953
Home medical equipment	51,177	54,879	54,204
Other	9,275	12,014	4,712
	$483,791	$496,426	$479,869
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
Revenues were derived from the following payor sources for the years ended December 31:

	2011	2010	2009
Medicare	39.1%	40.7%	42.1%
Commercial payors	38.2%	37.9%	37.9%
Department of Veterans Affairs	11.0%	10.5%	9.5%
Medicaid	6.9%	6.9%	6.5%
Private payors	4.8%	4.0%	4.0%
Total	100.0%	100.0%	100.0%

(19) Equipment and Asset Purchases
During the year ended December 31, 2011 and 2010 , we completed $6,134 and $3,777, respectively, of Equipment Purchases. The aggregate cost of these Equipment Purchases has been recorded as follows:

	Years ended December 31,
	2011	2010
Property and equipment	$5,392	$3,679
Inventory	452	98
Identifiable intangible assets	290	—
Total	$6,134	$3,777
During the year ended December 31, 2011 and 2010, we completed Asset Purchases totaling $10,623 and $866, respectively, the aggregate cost of which has been recorded as follows:

	Year ended December 31,
	2011	2010
Property and equipment	$6,099	$668
Identifiable intangible assets	4,348	146
Inventory	686	52
Liabilities	(630)	—
Cash	120	—
Total	$10,623	$866
The aggregate cost of asset purchases during the year ended December 31, 2011 includes $500 of contingent consideration payable upon achievement of certain performance thresholds.
Pro forma results and other expanded disclosures required by the Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, have not been presented as these purchases individually and in the aggregate are not material.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Deducted from asset accounts:
Allowance for Contractual Adjustments:
Year ended December 31, 2011	$19,246	$66,288	$—	$(67,714)	$17,820
Year Ended December 31, 2010	23,207	53,447	—	(57,408)	19,246
Year Ended December 31, 2009	26,009	52,402	—	(55,204)	23,207
Allowance for Doubtful Accounts:
Year ended December 31, 2011	10,477	26,244	—	(22,271)	14,450
Year Ended December 31, 2010	4,726	23,355	—	(17,604)	10,477
Year Ended December 31, 2009	5,604	16,234	—	(17,112)	4,726
(1)     To record write-offs.