Form 10-Q
period 2012-03-31
ROTECH HEALTHCARE INC
filed 2012-05-15
CIK 1175108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2012 the registrant had 25,907,310 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,279	$30,473
Accounts receivable, net of allowance for doubtful accounts of $19,185 at March 31, 2012 and $14,450 at December 31, 2011	76,458	76,027
Other receivables	3,117	3,466
Income taxes receivable	115	62
Inventories	10,256	12,188
Prepaid expenses	3,021	3,535
Total current assets	113,246	125,751
Property and equipment, net	106,515	104,871
Intangible assets (less accumulated amortization of $14,344 at March 31, 2012 and $13,356 at December 31, 2011)	23,564	22,122
Restricted cash	7,465	7,465
Other assets, including debt issue costs	16,361	16,835
	$267,151	$277,044
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$26,580	$20,133
Accrued expenses and other current liabilities	20,864	20,913
Accrued interest	12,795	14,215
Deferred revenue	8,512	8,342
Current portion of long-term debt	2,072	1,514
Total current liabilities	70,823	65,117
Deferred tax liabilities, net	283	280
Other long-term liabilities	1,582	754
Long-term debt, less current portion	511,553	511,065
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized, 141,324 shares issued and outstanding at March 31, 2012 and December 31, 2011	3,081	3,017
Commitments and contingencies (Note 7)
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 25,907,310 shares issued and outstanding at March 31, 2012 and December 31, 2011	3	3
Additional paid-in capital	507,849	507,511
Accumulated deficit	(828,023)	(810,703)
Total stockholders’ deficiency	(320,171)	(303,189)
	$267,151	$277,044
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended
	March 31,
	2012	2011
Net revenues	$116,957	$121,006
Costs and expenses:
Cost of net revenues	37,236	39,098
Selling, general and administrative	68,660	62,631
Provision for doubtful accounts	10,977	5,239
Depreciation and amortization	2,471	2,374
Total costs and expenses	119,344	109,342
Operating (loss) income	(2,387)	11,664
Other expense (income):
Interest expense, net	14,837	14,567
Other income, net	—	(862)
Loss on debt extinguishment	—	1,216
Total other expense	14,837	14,921
Loss before income taxes	(17,224)	(3,257)
Income tax expense (benefit)	32	(64)
Net loss	(17,256)	(3,193)
Accrued dividends on convertible redeemable preferred stock	64	106
Net loss attributable to common stockholders	$(17,320)	$(3,299)
Net loss per common share:
Basic and diluted	$(0.67)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	25,907,310	25,644,113
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2012	2011
Net loss	$(17,256)	$(3,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	10,977	5,239
Depreciation and amortization	16,025	16,024
Loss on debt extinguishment	—	1,216
Deferred income taxes	3	(101)
Other	328	(21)
Changes in operating assets and liabilities:
Accounts receivable	(11,408)	(14,844)
Other receivables	349	(1,337)
Income taxes receivable	(53)	(10)
Inventories	1,979	(2,242)
Prepaid expenses	514	(1,286)
Other assets	(59)	(2,026)
Accounts payable and accrued expenses	6,461	5,550
Other long-term liabilities	168	21
Accrued interest	(1,420)	158
Deferred revenue	170	(109)
Net cash provided by operating activities	6,778	3,039
Cash flows from investing activities:
Purchases of property and equipment	(14,862)	(12,878)
Identifiable intangible assets associated with equipment purchases	(84)	(263)
Cash paid for asset purchases	(1,000)	(2,486)
Withdrawals from restricted cash	—	4,162
Net cash used in investing activities	(15,946)	(11,465)
Cash flows from financing activities:
Payments on capital leases	(504)	(145)
Proceeds from long-term borrowing	—	284,771
Retirement of long-term borrowing	—	(287,000)
Debt issue costs	(91)	(7,479)
Proceeds from stock option exercises	—	56
Payments of dividends on Series A convertible redeemable preferred stock	(431)	(435)
Net cash used in financing activities	(1,026)	(10,232)
Decrease in cash and cash equivalents	(10,194)	(18,658)
Cash and cash equivalents, beginning of period	30,473	63,046
Cash and cash equivalents, end of period	$20,279	$44,388
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Rotech Healthcare Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Interim results are not necessarily indicative of results to be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. In general, management’s estimates are based upon historical experience and various other assumptions that we believe to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our significant accounting policies as disclosed in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
The Company has evaluated significant events and transactions that occurred after March 31, 2012 through the date of filing this report on Form 10-Q.
As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.
For all periods presented herein, there were no differences between net (loss) earnings and comprehensive (loss) earnings.
Immaterial Error Correction
During the quarter ended March 31, 2012, management identified an error made in certain programming logic within its billing system. As a result of this error, we determined that we have been overpaid on certain specific Medicare claim types since January 1, 2009. The amount of the overpayment for each of the impacted prior periods is approximately $2,200, $2,000 and $1,800 for the years ended December 31, 2009, 2010 and 2011, respectively. The programming logic that caused this error has been disabled in our billing system and we are not aware of any other overpayment issues as a result of this or any other programming error. Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Company's prior annual or quarterly financial statements.  As such, we have corrected the historical financial statement amounts as included in this filing and we will likewise revise our historical financial statement amounts in future filings that contain such financial statements, including the Company's Annual Report on Form 10-K for the year ending December 31, 2012. The adjustment to correct the previously reported amounts as included in this filing are as follows:
Condensed Consolidated Balance Sheets

•	Accounts payable increased $6,000 from $14,133 to $20,133 as of December 31, 2011

•	Total current liabilities increased from $59,117 to $65,117 as of December 31, 2011

•	Accumulated deficit increased $6,000 from $804,703 to $810,703 as of December 31, 2011

•	Total stockholders' deficiency increased from $297,189 to $303,189 as of December 31, 2011
Condensed Consolidated Statements of Operations

•	Net revenues decreased $500 from $121,506 to $121,006 for the three months ended March 31, 2011

•	Operating income decreased from $12,164 to $11,664 for the three months ended March 31, 2011

•	Loss before income taxes increased from $2,757 to $3,257 for the three months ended March 31, 2011

•	Net loss increased from $2,693 to $3,193 for the three months ended March 31, 2011

•	Net loss attributable to common stockholders increased from $2,799 to $3,299 for the three months ended March 31, 2011

•	Net loss per common share basic and diluted increased from ($0.11) to ($0.13)
Condensed Consolidated Statements of Cash Flows

•	Net loss increased from $2,693 to $3,193 for the three months ended March 31, 2011

•	Changes in accounts payable and accrued expenses increased from $5,050 to $5,550 for the three months ended March 31, 2011

On May 7, 2012, we voluntarily refunded $6,452, including the above described prior period amounts and $452 attributed to the three months ended March 31, 2011, to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs). As of March 31, 2012, the overpayment amount is included as a liability in accounts payable in the accompanying unaudited Condensed Consolidated Balance Sheet.

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
We are highly leveraged. As of March 31, 2012, we had $513,625 of long-term debt outstanding. Our Senior Secured Notes ($225,074) mature in October 2015 and our Senior Second Lien Notes ($285,319) mature in March 2018. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances, cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months.

(3)	Earnings Per Common Share
Basic earnings per share (EPS) is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three months ended March 31, 2012 and 2011. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 3,629,025 and 2,983,201 for the three months ended March 31, 2012 and 2011, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended
	March 31,
	2012	2011
Numerator:
Net loss attributable to common stockholders (basic and diluted EPS)	$(17,320)	$(3,299)
Denominator:
Basic weighted average shares outstanding	25,907,310	25,644,113
Dilutive stock options	—	—
Dilutive convertible redeemable preferred stock	—	—
Diluted weighted average shares outstanding	25,907,310	25,644,113
Net loss per common share:
Basic	$(0.67)	$(0.13)
Diluted	$(0.67)	$(0.13)

Each share of our Series A Preferred has a stated value of $20 and entitles the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. In the event dividends are declared by our board of directors but not paid for six consecutive periods, the holders of the Series A Preferred are entitled to vote as a separate class to elect one director to serve on our board of directors. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and were paid in January 2011. At the meeting of the board of directors held on June 24, 2011, dividends in the amount of $431 were declared on our Series A Preferred and were paid in January 2012. The Series A Preferred must be redeemed by us on June 26, 2012 at the redemption amount of $20 per share plus any accrued and unpaid dividends. The amount of the mandatory redemption of the outstanding

141,324 share of Series A Preferred would be approximately $2,826 plus any accrued unpaid dividends.

(4)	Equipment and Asset Purchases
During the three months ended March 31, 2012 and 2011, we completed $405 and $5,809, respectively, of purchases of new and used rental equipment and inventory from competitors exiting the home health care market which represents a limited subset of the assets and activities used in operating their respective businesses (“Equipment Purchases”).

	Three months ended March 31
	2012	2010
Property and equipment	$319	$5,103
Inventory	2	443
Identifiable intangible assets	84	263
Total	$405	$5,809
During the three months ended March 31, 2012 and 2011, we completed purchases of new and used rental equipment, inventory and other additional assets, including identifiable intangible assets, from competitors exiting the home health care market representing a business combination (“Asset Purchases”) totaling $1,990 and $3,173, respectively, the aggregate cost of which has been recorded as follows:

	Three months ended March 31
	2012	2011
Property and equipment	$25	$2,193
Identifiable intangible assets	1,918	934
Inventory	47	46
Total	$1,990	$3,173
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
The following table reflects the components of identifiable intangible assets:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$6,000	$12,000	$5,850
Computer software	12,277	5,280	11,848	5,090
Other	11,631	3,064	9,630	2,416
Subtotal	35,908	14,344	33,478	13,356
Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—
Subtotal	2,000	—	2,000	—
Total intangible assets	$37,908	$14,344	$35,478	$13,356

During 2011, we wrote off fully amortized intangibles in the amount of $43. Amortization expense for the three months ended March 31, 2012 and 2011was approximately $988 and $362, respectively. During 2012, we recorded $2,002 of intangible assets primarily related to the Asset Purchases described in Note 4, which are subject to amortization which have a weighted average remaining life of 3 years.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2012	$3,169
2013	3,106
2014	2,118
2015	945
2016	855

(6)	Segment Data
We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended
	March 31,
	2012	2011
Respiratory therapy equipment and services	$101,253	$105,556
Durable medical equipment	12,875	12,888
Other	2,829	2,562
Net revenue	$116,957	$121,006

(7)	Other Commitments and Contingencies
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
We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 56.2% of our patient service revenue for the three months ended March 31, 2012 and 57.2% for the three months ended March 31, 2011.

(9)	Debt
Our long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Capital lease obligations with interest implied at fixed rates between 5.0% and 11.0%, due in equal monthly installments with terms expiring from May 2012 through February 2014, collateralized by equipment	$3,232	$2,556
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $4,926 and $5,204 unamortized original issue discount at March 31, 2012 and December 31, 2011, respectively	225,074	224,796
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $4,681 and $4,773 unamortized original issue discount at March 31, 2012 and December 31, 2011, respectively	285,319	285,227
Sub total	513,625	512,579
Less current portion	2,072	1,514
Total long-term debt	$511,553	$511,065

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

Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies Finance LLC, as documentation agent (the"Original Credit Agreement"). On March 7, 2012, we entered into an amendment to the Original Credit Agreement that extended the final maturity date from March 17, 2012 to March 17, 2014 (the Original Credit Agreement, as amended, the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the “Revolving Credit Facility”). There was no debt outstanding under the Revolving Credit Facility as of March 31, 2012 or December 31, 2011.
The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of March 31, 2012 and December 31, 2011, we were below the maximum leverage ratio threshold, as defined within the Credit Agreement.
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
We have outstanding letters of credit totaling $7,465 as of March 31, 2012 and December 31, 2011. Our letters of credit were cash collateralized at 100% of their face amount as of March 31, 2012 and December 31, 2011. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011.
The fair value of our Senior Secured Notes and Senior Second Lien Notes at March 31, 2012 and December 31, 2011 are based on quoted market prices in an active market which are Level 1 inputs. The estimated fair value of the Senior Secured Notes at March 31, 2012 and December 31, 2011 was $234,255 and $236,164, respectively. The estimated fair value of the Senior Second Lien Notes at March 31, 2012 and December 31, 2011 was $197,563 and $233,015, respectively.

(10)	Income Taxes
We recorded a net tax expense of $32 and a net tax benefit of $64 for the three months ended March 31, 2012 and 2011, respectively. The current year to date tax expense is primarily the result of an increase of $3 in our liabilities recorded for uncertain tax positions and a current state tax expense of $29. We have provided a full valuation allowance against our remaining net deferred tax assets as of March 31, 2012 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized based on cumulative book losses.

At March 31, 2012, we had available federal net operating loss (NOL) carryforwards of approximately $239,035 net of the de-recognition recorded as a result of the change in ownership interest under Section 382 of the Internal Revenue Code that occurred on December 31, 2006. These remaining NOLs fully expire in 2032. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.
We recorded a liability of $249 for unrecognized tax benefits related to various federal and state income tax matters at both March 31, 2012 and December 31, 2011. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation allowance on the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ended December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2008 to present. The IRS commenced examinations of the Company’s U.S. income tax return for 2008 in the third quarter of 2011 and for 2010 in the first quarter of 2012. As of March 31, 2012, the IRS has closed the examinations and did not propose any adjustments. Our state income tax returns are open to audit and additional tax assessments for the years ended December 31, 2002 to present as applicable under the various state statutes of limitations.
There is $34 and $31 of accrued interest related to uncertain tax positions as of March 31, 2012 and December 31, 2011, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the three months ended March 31,
	2012	2011
Cash payments for:
Interest	$15,294	$14,915
Income taxes, net of refunds	71	48
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable	8,598	6,544
Property and equipment acquired through capital leases	1,190	—
Contingent consideration related to asset purchases	990	—
Purchase price payable for asset purchases included in accounts payable	458	687

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the year ended December 31, 2011 and the notes thereto included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As used herein, unless otherwise specified or the context otherwise requires, references to the “Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.

Introduction
Background
We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide home medical equipment and related products and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders. We provide equipment and services in 49 states through approximately 420 operating locations located primarily in non-urban markets.
Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.6% and 87.2% of net revenues for the three months ended March 31, 2012 and 2011, respectively. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 11.0% and 10.7% of net revenues for the three months ended March 31, 2012 and 2011, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.
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
In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and seeking opportunities to gain market share through selective asset and equipment purchases from competitors exiting the home medical equipment market. In particular:

•
During the first three months of 2012, we purchased $2.4 million of new and used rental equipment, inventory and certain identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional asset and equipment purchase opportunities and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. During the three months ended March 31, 2012, we have recognized approximately $7.6 million of revenues associated with patients transitioned onto service with our Company through asset and equipment purchases.

•
During the first three months of 2011, we purchased $9.0 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchases in these transactions is currently on rent and located in patients’ homes. During the three months ended March 31, 2011, we have recognized approximately $4.9 million of revenues associated with patients transitioned onto service with our Company through equipment purchases.

•
During 2011, we completed implementation of our new order intake system. In conjunction with our new electronic medical record system implemented in 2009, we have redesigned our front-end order intake processes. As a result, we have been able to automate and consolidate many of our historically paper-based processes. Although we have incurred some temporary incremental costs associated with this system implementation, we believe that this new intake system will allow for improvements in our operating efficiency.

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
Reimbursement by Third-Party Payors
We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 56.2% and 57.2% of our patient service revenue for the three months ended March 31, 2012 and 2011, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.
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

•	The SCHIP Extension Act, which went into effect April 1, 2008, reduced Medicare reimbursement amounts for covered Medicare Part B drugs, including inhalation drugs that we provide.

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
On January 16, 2009, CMS published an interim final rule with comment period (IFC) addressing the MIPPA provisions that affect Round 1 of the competitive bidding program. This IFC announced the delay of Round 1 of the program from 2007 to 2009. The round one competition, also known as the Round 1 rebid, occurred in the same CBAs as the 2007 Round 1 bidding, excluding Puerto Rico. The product categories for 2009 were the same as those selected for the 2007 round one bidding, with the exception of negative pressure wound therapy and Group 3 complex rehabilitative wheelchairs. The IFC also announced the delay of Round 2 of the program from 2009 to 2011, the national mail order program until after 2010 and competition in additional areas, other than mail order, until after 2011. Suppliers are required to meet all applicable eligibility, financial, quality and accreditation standards. The MIPPA changes that were addressed in this IFC did not alter the fundamental requirements of the final regulation for the competitive bidding program published on April 10, 2007.
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
CMS announced the participating providers in November 2010. The contracts became effective on January 1, 2011 and have a term of three years. The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program began and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS release information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. We have experienced significant volume increases within the CBAs where we were awarded contracts, which we attribute in part to an increase in market share, and we believe that the revenue associated the these volume increases will more than offset the impact of the associated reductions in reimbursement rates over time. The application of the new competitive bid rates in the Round 1 rebid reduced our net revenue by approximately $1.3 million per quarter.
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
Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.300 in the second quarter 2012. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer product mix.
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

•
Payment for Rental Period. The 2012 and 2011 rate for stationary oxygen equipment is $176.06 and $173.31, respectively. The 2012 and 2011 monthly portable oxygen add-on amount is $29.43 and $28.74, respectively. The 2012 monthly payment amount for oxygen-generating portable oxygen equipment remains unchanged at $51.63 from 2011.

•
Payment for Contents after 36-Month Rental Cap. Payment is based on the type of equipment owned and whether it is oxygen-generating. CMS pays separate monthly payments $77.45 each for stationary and portable oxygen content. If the beneficiary uses both stationary and portable equipment that is not oxygen-generating, the monthly payment amount for oxygen contents is $154.90. For stationary or portable oxygen equipment that is oxygen-generating, there will be no monthly payment for contents.

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
During the quarter ended March 31, 2012, management identified an error made in certain programming logic within its billing system. As a result of this error, we determined that we have been overpaid on certain specific Medicare claim types since January 1, 2009. The amount of the overpayment totaled approximately $6.5 million. The programming logic that caused this error has been disabled in our billing system and we are not aware of any other overpayment issues as a result of this or any other programming error. On May 7, 2012, we voluntarily refunded the above described overpayment to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs) (see “Notes to Unaudited Condensed Consolidated Financial Statements—(1) Basis of Presentation” included herein in Item 1, “Financial Statements”).

Results of Operations
The following table shows our results of operations for the three months ended March 31, 2012 and 2011.

	(unaudited)
	Three months ended
	March 31,
	2012	2011
Net revenues	$116,957	$121,006
Costs and expenses:
Cost of net revenues	37,236	39,098
Selling, general and administrative	68,660	62,631
Provision for doubtful accounts	10,977	5,239
Depreciation and amortization	2,471	2,374
Total costs and expenses	119,344	109,342
Operating (loss) income	(2,387)	11,664
Other expense (income):
Interest expense, net	14,837	14,567
Other income, net	—	(862)
Loss on debt extinguishment	—	1,216
Total other expense	14,837	14,921
Loss before income taxes	(17,224)	(3,257)
Income tax expense (benefit)	32	(64)
Net loss	(17,256)	(3,193)
Accrued dividends on convertible redeemable preferred stock	64	106
Net loss attributable to common stockholders	$(17,320)	$(3,299)

The following table shows our results of operations as a percentage of our net revenues for the three months ended March 31, 2012 and 2011.

	(unaudited)
	Three months ended
	March 31,
	2012	2011
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues	31.8%	32.3%
Selling, general and administrative	58.7%	51.8%
Provision for doubtful accounts	9.4%	4.3%
Depreciation and amortization	2.1%	2.0%
Total costs and expenses	102.0%	90.4%
Operating (loss) income	(2.0)%	9.6%
Other expense (income):
Interest expense, net	12.7%	12.0%
Other income, net	—%	(0.7)%
Loss on debt extinguishment	—%	1.0%
Total other expenses	12.7%	12.3%
Loss before income taxes	(14.7)%	(2.7)%
Income tax expense (benefit)	—%	(0.1)%
Net loss	(14.7)%	(2.6)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%
Net loss attributable to common stockholders	(14.8)%	(2.7)%
Three months ended March 31, 2012 as compared to the three months ended March 31, 2011
Total net revenues for the three months ended March 31, 2012 were $117.0 million as compared to $121.0 million for the comparable period in 2011. This net decrease of $4.0 million from the comparable period in 2011 is primarily attributable to:

•	Decreased nebulizer medication volume and reimbursement totaling approximately $4.1 million;

•
Decreased net revenue from higher than normal rates of contractual/revenue adjustments totaling approximately $3.9 million resulting largely from delays in obtaining necessary billing paperwork during the implementation of our new order intake system in the second half of 2011; and

•	Decreased net revenue from Medicare oxygen patients reaching their 36 month rental cap totaling approximately $2.4 million.
These decreases were partially offset by:

•	Organic growth, primarily in our core oxygen and CPAP product lines totaling approximately $4.0 million; and

•	Growth associated with patients transitioned onto service with us through equipment and asset purchase transactions totaling $2.7 million.
As of March 31, 2012, revenue generating patients (including patients from equipment and asset purchases) in the core product lines of oxygen and CPAP grew 5% compared to March 31, 2011.
Cost of net revenues totaled $37.2 million for the three months ended March 31, 2012, a decrease of $1.9 million, or 4.8%, from the comparable period in 2011. Cost of net revenues for the three months ended March 31, 2012 and 2011 was comprised of the following:

	Three months ended
	March 31,
	2012	2011
Cost of net revenues:
Product and supply costs	$22,554	$24,227
Patient service equipment depreciation	12,560	12,716
Operating costs	2,122	2,155
	$37,236	$39,098

The decrease in product and supply costs is primarily attributable to the reduced volume in our nebulizer medication business. Cost of net revenues as a percentage of net revenues was 31.8% for the three months ended March 31, 2012 as compared to 32.3% for the comparable period in 2011.
Selling, general and administrative expenses for the three months ended March 31, 2012 totaled $68.7 million, an increase of $6.0 million, or 9.6%, from the comparable period in 2011. The increase in selling, general and administrative expenses was primarily attributable to:

•	Incremental salary and benefit costs associated with asset purchases completed since first quarter 2011 totaling approximately $1.3 million;

•	Annual merit increase and one additional payroll day in first quarter 2012 as compared to the same period in 2011 totaling approximately $1.1 million;

•	Increased telephone expense of approximately $0.9 million due primarily to the excise tax refund (credit) recorded during the three months ended March 31, 2011;

•
Increased temporary and contract labor costs totaling approximately $0.9 million primarily associated with addressing the operational backlogs experienced during the implementation of our new order intake system that led to the increase in earned but unbilled accounts receivable as of December 31, 2011;

•	Additional commissions expense associated with accelerated patient growth in first quarter 2012 as compared to the same period in 2011 totaling approximately $0.6 million; and

•	Increased vehicle fleet maintenance and fuel costs primarily as a result of higher gas prices totaling approximately $0.6 million.
The provision for doubtful accounts for the three months ended March 31, 2012 totaled $11.0 million, a $5.7 million increase from the comparable period in 2011. As a percentage of net revenues, the provision for doubtful accounts was 9.4% and 4.3% for the three months ended March 31, 2012 and 2011, respectively. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”
Depreciation and amortization for the three months ended March 31, 2012 totaled $2.5 million, an increase of $0.1 million from the comparable period in 2011. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 2.1% as compared to 2.0% for the comparable period in 2011.
Net interest expense for the three months ended March 31, 2012 totaled $14.8 million, an increase of $0.3 million from the comparable period in 2011. This increase is primarily the result of the refinancing of the Senior Subordinated Notes with our Senior Second Lien Notes in March 2011. The Senior Second Lien Notes bear interest at 10.5% while the Senior Subordinated Notes bore interest at 9.5%.
Net loss for the three months ended March 31, 2012 was $17.3 million compared to net loss of $3.2 million for the comparable period in 2011. This difference is attributable to the changes in revenue, and costs and expenses described above.
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
The following table is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three months ended
	March 31,
	2012	2011
Net loss	$(17,256)	$(3,193)
Income tax expense (benefit)	32	(64)
Interest expense	14,842	14,718
Depreciation and amortization, including patient service equipment depreciation	15,031	15,090
Non-cash equity-based compensation expense	338	33
Restructuring related costs(1)	240	6
Settlement costs(2)	—	18
Loss on extinguishment of debt(3)	—	1,216
Intake system implementation(4)	8,345	—
	$21,572	$27,824

(1)	Restructuring related costs generally consist of severance and location closure costs.

(2)	Settlement costs incurred outside our ordinary course of business which we do not believe reflect the current and ongoing cash charges related to our operating cost structure.

(3)	We redeemed our 9.5% Senior Subordinated Notes due April 2012 on March 17, 2011, and recorded a $1.2 million loss on extinguishment of debt related to unamortized debt issue costs.

(4)
During the second half of 2011, we completed implementation of our new order intake system. In conjunction with our electronic medical record system implemented in 2009, we have redesigned our front-end order intake processes. As a result, we have been able to automate and consolidate many of our historically paper-based processes. However, during the six month implementation process, we experienced extended delays in obtaining certain required payor-specific documentation required to release claims. Such delays were caused by unanticipated operational backlogs associated with our conversion to the new order intake system. These operational backlogs caused our earned but unbilled accounts receivable to increase to approximately $30.5 million during the first quarter of 2012. We implemented numerous operational initiatives designed to eliminate this backlog and as of April 30, 2012, we have reduced the total earned but unbilled receivables to $22.0 million. In the process of reducing our earned but unbilled receivables during the first quarter of 2012, we incurred incremental labor expense including overtime and temporary labor costs of approximately $0.5 million, as well as write-offs of accounts receivable associated with insurance and patient balances of approximately $7.8 million recorded during the three months ended March 31, 2012. Management believes that these implementation issues are substantially resolved and the associated increases in labor costs, contractual/revenue adjustments impacting net revenue, and the provision for doubtful accounts recorded during the three months ended March 31, 2012 are not indicative of our current operating performance and are not expected to recur.

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
Liquidity and Capital Resources
Net cash provided by operating activities was $6.8 million for the three months ended March 31, 2012, as compared to $3.0 million for the same period in 2011. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the three months ended March 31, 2012. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, including payment of interest amounts on our Senior Secured Notes and Senior Second Lien Notes when due. In addition, we have $10.0 million available under our revolving credit facility which expires March 17, 2014.
Accounts receivable before allowance for doubtful accounts increased to $95.6 million at March 31, 2012 from $90.5 million at December 31, 2011. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 34.5% and 31.3% as of March 31, 2012 and December 31, 2011, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 58.8 days at March 31, 2012, compared to 58.7 days at December 31, 2011 and 57.8 days at March 31, 2011. There are several factors that continue to impact our DSO:

•
Significant increases in the number of claims subject to prepayment review, primarily by the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) and Zone Program Integrity Contractors (ZPICs);

•
Temporary delays in obtaining certain required payor-specific documentation required to release claims. Such delays were caused by unanticipated operational backlogs associated with our conversion to a new order intake system, as further described below;

•
Increased patient co-payments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage, increases in deductibles and co-payment amounts or reductions in their investment or employment income;

•
Lengthened initial collection cycles for patients transitioned onto service with our Company through Equipment Purchases. When we purchase equipment from competitors and transition their patients onto service with our Company, we are required to obtain revised paperwork from the patient’s physician, which requires additional resources and time to obtain and thereby extends the collection cycle during the transition period; and

•
More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes may result in higher DSO, we believe that our efforts will ultimately result in greater collection of amounts due from patients.

As a result of the impact of the above factors, we increased our overall reserve level for doubtful accounts during the quarter ended March 31, 2012. We continue to work with our third-party vendor to reduce our overall levels of bad debt, as well as internal initiatives to secure co-payment and deductibles amounts from patients.

The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of March 31, 2012 and December 31, 2011:
March 31, 2012

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	20%	12%	70%
Aged 91-180 days	5%	4%	7%	16%
Aged 181-360 days	3%	3%	6%	12%
Aged over 360 days	—%	1%	1%	2%
Total	46%	28%	26%	100%
December 31, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	37%	20%	8%	65%
Aged 91-180 days	7%	5%	7%	19%
Aged 181-360 days	5%	3%	7%	15%
Aged over 360 days	—%	—%	1%	1%
Total	49%	28%	23%	100%
Included in accounts receivable are earned but unbilled receivables of $22.2 million at March 31, 2012 and $28.1 million at December 31, 2011. These amounts include $3.7 million at March 31, 2012 and $3.6 million at December 31, 2011 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through equipment purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.
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
Net cash used in investing activities was $15.9 million for the three months ended March 31, 2012, as compared to $11.5 million for the same period in 2011. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash paid for capital expenditures totaled approximately $14.9 million for the three months ended March 31, 2012 as compared to $12.9 million for the same period in 2011, including $0.4 million and $4.1 million paid for equipment purchases from competitors exiting the home health care market, respectively. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. We also paid $1.0 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively, for asset purchases from competitors. During the three months ended March 31, 2011 cash used in investing activities included a $4.2 million reduction in our surety bond and letter of credit collateral included in restricted cash.
Refer to the “Notes to Unaudited Condensed Consolidated Financial Statements—(9) Debt” included herein in Item 1, “Financial Statements,” for a complete description of our outstanding indebtedness.
We have outstanding letters of credit totaling $7.5 million as of March 31, 2012 and December 31, 2011. Our letters of credit were cash collateralized at 100% of their face amount as of March 31, 2012 and December 31, 2011. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of March 31, 2012 and December 31, 2011.
Cash flows from financing activities primarily relate to our debt facilities and outstanding debt. Our outstanding debt includes the following:

•
$225.1 million in aggregate principal amount of Senior Secured Notes, the proceeds of which were used to repay our Senior Facility. The notes mature on October 15, 2015. Interest of 10.75% is payable semi-annually in arrears on April 15 and October 15 of each year. Accrued interest on the Senior Secured Notes totaled $11.3 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively.

•
$285.3 million in aggregate principal amount of Senior Second Lien Notes, the proceeds of which were used to repay our Senior Subordinated Notes. The notes mature on March 15, 2018. Interest of 10.5% is payable semi-annually in arrears on March 15 and September 15 of each year. We made our regularly scheduled March 15 interest payment of $15.2 million during the three months ended March 31, 2012. Accrued interest on the Senior Second Lien Notes totaled $1.4 million and $9.0 million at March 31, 2012 and December 31, 2011, respectively.

Off-balance Sheet Arrangements and Contractual Obligations
We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as presented in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding our critical accounting policies.

Forward-Looking Statements
This report contains certain statements that constitute forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 and the provisions of section 21E of the Securities Exchange Act of 1934, as amended
(the Exchange Act) and section 27A of the Securities Act of 1933, as amended. These forward-looking statements include all statements regarding the intent, belief or current expectations regarding the matters discussed in this report and all statements which are not statements of historical fact. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,”
“projects,” “may,” “will,” “could,” “should,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated in this report. For more information about the nature of forward-looking statements and risks that could affect our future results and the disclosure provided in this Quarterly Report, please see "Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 and Exhibit 99.1, Forward-Looking
Statements, which is incorporated herein by reference.

Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our debt as of March 31, 2012 was primarily comprised of our 10.75% Senior Secured Notes due 2015 (the “Senior
Secured Notes”) and our 10.5% Senior Second Lien Notes due 2018 (the "Senior Second Lien Notes"). These debts have fixed interest rates and, as such, changes in market interest rates affect the fair market value of such outstanding debt but do not impact our earnings or cash flows.

Item 4—Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report as a result of the material weakness described below.
Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report.
Management concluded that as of December 31, 2011, internal control over financial reporting was not effective because of a material weakness in review and reconciliation procedures designed to ensure that certain period end balances reflected in our financial statements agreed to the underlying detailed calculations of such amounts. For example, controls designed to ensure that inventory purchasing discounts are reflected in the proper period between inventory and cost of sales as the associated product is utilized were not operating effectively as of December 31, 2011. During February 2012, our management implemented additional review and reconciliation procedures to ensure that underlying supporting schedules for inventory properly include consideration of purchasing discounts and that such schedules are agreed to the associated financial statement balances. In addition, our management performed additional training for the staff responsible for the preparation of these schedules. Our management also assessed all other monthly review and reconciliation procedures and added additional approval processes to ensure that underlying detailed schedules are fully reconciled and agreed to the associated financial statement balances.
During the quarter ended March 31, 2012, management identified an error made in certain programming logic in 2009 within its billing system that resulted from a failure in controls with respect to adequate documentation of system requirements and quality assurance procedures prior to implementation of the associated programming change. Although management has determined that the financial statement impact of this error was not material for the years ended December 31, 2009, 2010 and 2011, or any of the associated quarterly reporting periods, after taking into account qualitative and quantitative factors relating to the misstatement, management has concluded that as of March 31, 2012 there was a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management has concluded that a material weakness existed as of the end of the period covered by this report.

Subsequent to the first quarter of fiscal year 2012 but prior to the filing of this Quarterly Report on Form 10-Q, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our quarterly review process as described above. Specifically, during April 2012, our management implemented additional review and approval procedures to ensure that system requirements impacting our billing system are reviewed and approved by an oversight board comprised of members of senior management.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
Information required for Part II, Item 1 is incorporated herein by reference to the discussion under the heading “Certain Significant Risks and Uncertainties and Significant Events” in Note 8 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. See also Part I, Item 3 “Legal Proceedings” of our 2011 Annual Report on Form 10-K, filed on March 13, 2012.

Item 1A—Risk Factors
The following two risk factors previously included in our Annual Report on Form 10-K filed on March 14, 2012, are revised to read as follows:
We are subject to periodic audits by governmental and private payors and as such we could be subject to fines, criminal penalties or program exclusions which could have a negative impact on revenues and operations.
We are subject to periodic audits by the Medicare and Medicaid programs, and the oversight agencies for these programs have authority to assert remedies against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) now requires that overpayments be reported and returned within 60 days of identification of the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties. On May 7, 2012, we voluntarily refunded $6.5 million to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs) for overpayments that we received during the period from first quarter of 2009 through and including the first quarter of 2012. These overpayments resulted from a programming error in our billing system. Although we believe that we reported and returned these overpayments within the 60-day period specified by PPACA, we cannot guarantee that these overpayments will not result in action by the Centers for Medicare & Medicaid Services (CMS) or a governmental body that is adverse to our company or business.
In February 2012, CMS proposed a rule to implement the PPACA requirement that would also create a ten-year “look back period,” for reporting and returning the “identified” overpayment. The proposed rule, if finalized, could require us to expand our record keeping, compliance and reporting processes to comply with the rule’s requirements. We could also be subject to fines, criminal penalties or program exclusions. Private payors also reserve rights to conduct audits and make monetary adjustments. See “Business—Government Regulation” for a discussion of recent efforts by government payors to reduce health care costs.
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
In addition to the foregoing, in May 2012, we returned to CMS an amount equal to $6.5 million for overpayments that we received during the period from first quarter of 2009 through and including the first quarter of 2012. These overpayments resulted from a programming error in our billing system. Although we believe that this error has been fully corrected, our management has concluded that our internal controls over financial reporting were not effective as of March 31, 2012 because of this error.
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

101
The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements*.

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

ROTECH HEALTHCARE INC.

Dated:	May 15, 2012	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated:	May 15, 2012	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements*.

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