Form 10-Q
period 2012-06-30
ROTECH HEALTHCARE INC
filed 2012-08-10
CIK 1175108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2012 the registrant had 26,013,976 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,951	$30,473
Accounts receivable, net of allowance for doubtful accounts of $19,006 at June 30, 2012 and $14,450 at December 31, 2011	75,559	76,027
Other receivables	3,291	3,466
Income taxes receivable	81	62
Inventories	10,314	12,188
Prepaid expenses	3,584	3,535
Total current assets	104,780	125,751
Property and equipment, net	104,690	104,871
Intangible assets (less accumulated amortization of $15,256 at June 30, 2012 and $13,356 at December 31, 2011)	23,237	22,122
Restricted cash	7,465	7,465
Other assets, including debt issue costs	15,830	16,835
	$256,002	$277,044
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$24,289	$20,133
Accrued expenses and other current liabilities	26,509	20,913
Accrued interest	14,300	14,215
Deferred revenue	7,568	8,342
Current portion of long-term debt	2,737	1,514
Total current liabilities	75,403	65,117
Deferred tax liabilities, net	286	280
Other long-term liabilities	1,638	754
Long-term debt, less current portion	512,219	511,065
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized at June 30, 2012 and December 31, 2011, 141,324 shares issued and outstanding at December 31, 2011	—	3,017
Commitments and contingencies (Note 7)
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 26,013,976 and 25,907,310 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	508,150	507,511
Accumulated deficit	(841,697)	(810,703)
Total stockholders’ deficiency	(333,544)	(303,189)
	$256,002	$277,044
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$116,544	$121,937	$233,501	$242,943
Costs and expenses:
Cost of net revenues	38,698	35,931	75,933	75,029
Selling, general and administrative	68,040	62,994	136,702	125,625
Provision for doubtful accounts	5,938	7,109	16,915	12,348
Depreciation and amortization	2,327	2,261	4,798	4,635
Total costs and expenses	115,003	108,295	234,348	217,637
Operating income	1,541	13,642	(847)	25,306
Other expense (income):
Interest expense, net	15,049	16,107	29,886	30,674
Other expense (income), net	90	(18)	90	(880)
Loss on debt extinguishment	—	—	—	1,216
Total other expense	15,139	16,089	29,976	31,010
Loss before income taxes	(13,598)	(2,447)	(30,823)	(5,704)
Income tax expense (benefit)	15	23	47	(41)
Net loss	(13,613)	(2,470)	(30,870)	(5,663)
Accrued dividends on convertible redeemable preferred stock	61	108	124	214
Net loss attributable to common stockholders	$(13,674)	$(2,578)	$(30,994)	$(5,877)
Net loss per common share:
Basic and diluted	$(0.53)	$(0.10)	$(1.20)	$(0.23)
Weighted average shares outstanding:
Basic and diluted	25,935,258	25,701,980	25,921,284	25,673,206
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2012	2011
Net loss	$(30,870)	$(5,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	16,915	12,348
Depreciation and amortization	34,199	31,736
Loss on debt extinguishment	—	1,216
Deferred income taxes	6	(101)
Gain on sales of property and equipment	(879)	—
Other	604	369
Changes in operating assets and liabilities:
Accounts receivable	(16,447)	(24,120)
Other receivables	175	(3,528)
Income taxes receivable	(19)	10
Inventories	1,921	(140)
Prepaid expenses	(49)	(188)
Other assets	(111)	(1,293)
Accounts payable and accrued expenses	5,327	1,152
Other long-term liabilities	128	(19)
Accrued interest	85	971
Deferred revenue	(774)	182
Net cash provided by operating activities	10,211	12,932
Cash flows from investing activities:
Purchases of property and equipment	(23,857)	(24,526)
Identifiable intangible assets associated with equipment purchases	(84)	(263)
Cash paid for asset purchases	(1,107)	(3,199)
Proceeds on sales of property and equipment	939	—
Withdrawals from restricted cash	—	4,162
Net cash used in investing activities	(24,109)	(23,826)
Cash flows from financing activities:
Payments on capital leases	(947)	(251)
Proceeds from long-term borrowing	—	284,771
Retirement of long-term borrowing	—	(287,000)
Debt issue costs	(130)	(8,845)
Proceeds from stock option exercises	25	104
Repurchase Series A convertible redeemable preferred stock	(2,826)	—
Payments of dividends on Series A convertible redeemable preferred stock	(746)	(435)
Net cash used in financing activities	(4,624)	(11,656)
Decrease in cash and cash equivalents	(18,522)	(22,550)
Cash and cash equivalents, beginning of period	30,473	63,046
Cash and cash equivalents, end of period	$11,951	$40,496
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
The Company has evaluated significant events and transactions that occurred after June 30, 2012 through the date of filing this report on Form 10-Q.
As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.
For all periods presented herein, there were no differences between net (loss) earnings and comprehensive (loss) earnings.
Immaterial Error Correction
During the quarter ended March 31, 2012, management identified an error made in certain programming logic within its billing system. As a result of this error, we determined that we had been overpaid on certain specific Medicare claim types since January 1, 2009. The amount of the overpayment for each of the impacted prior periods was approximately $2,200, $2,000 and $1,800 for the years ended December 31, 2009, 2010 and 2011, respectively. The programming logic that caused this error has been disabled in our billing system and we are not aware of any other Medicare overpayment issues as a result of this or any other programming error. We have substantially completed the new programming logic to resume billing for the items impacted by the above noted error. We have engaged an outside technical firm to conduct an independent review of our new programming logic prior to implementation to confirm that the programming logic is consistent with all associated Medicare regulations and such review is ongoing. Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Company's prior annual or quarterly financial statements.  As such, we have corrected the historical financial statement amounts as included in this filing and we will likewise revise our historical financial statement amounts in future filings that contain such financial statements, including the Company's Annual Report on Form 10-K for the year ending December 31, 2012. The adjustment to correct the previously reported amounts as included in this filing are as follows:

	December 31, 2011
Condensed Consolidated Balance Sheet	Previously Reported	Adjustment	As Restated
Accounts payable	$14,133	$6,000	$20,133
Total current liabilities	$59,117	$6,000	$65,117
Accumulated deficit	$(804,703)	$6,000	$(810,703)
Total stockholders' deficiency	$(297,189)	$(6,000)	$(303,189)

	Three months ended			Six months ended
	June 30, 2011			June 30, 2011
Condensed Consolidated Statements of Operations	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net revenues	$122,437	$(500)	$121,937	$243,943	$(1,000)	$242,943
Operating income	$14,142	$(500)	$13,642	$26,306	$(1,000)	$25,306
Loss before income taxes	$(1,947)	$(500)	$(2,447)	$(4,704)	$(1,000)	$(5,704)
Net loss	$(1,970)	$(500)	$(2,470)	$(4,663)	$(1,000)	$(5,663)
Net loss attributable to common stockholders	$(2,078)	$(500)	$(2,578)	$(4,877)	$(1,000)	$(5,877)
Net loss per common share basic and diluted	$(0.08)		$(0.10)	$(0.19)		$(0.23)

	For the six months ended
	June 30, 2011
Condensed Consolidated Statements of Cash Flow	Previously Reported	Adjustment	As Restated
Net loss	$(4,663)	$(1,000)	$(5,663)
Changes in accounts payable and accrued expenses	$152	$1,000	$1,152

On May 7, 2012, we voluntarily refunded $6,452, including the above described prior period amounts and $452 attributed to the three months ended March 31, 2012, to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs).
Recent Accounting Pronouncements
In July 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. ASU 2011-07 requires healthcare entities that recognize significant amounts of patient service revenue at the time services are rendered, even though they do not assess a patient’s ability to pay, to present the provision for bad debts related to those revenues as a deduction from patient service revenue (net of contractual allowances and discounts), as opposed to an operating expense. All other entities would continue to present the provision for bad debts as an operating expense. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. Based upon our procedures surrounding the assessment of our patients' ability to pay we are unaffected by this ASU.

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
We are highly leveraged. As of June 30, 2012, we had $514,956 of long-term debt outstanding. Our Senior Secured Notes ($225,360) mature in October 2015 and our Senior Second Lien Notes ($285,461) mature in March 2018. Although we are highly leveraged, management believes, based upon our current cash projections that our current cash balances, cash generated from our operations and available credit under our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other cash obligations for the next twelve months.

(3)	Earnings Per Common Share
Basic earnings per share (EPS) is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and six months ended June 30, 2012 and 2011. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 4,632,546 and 3,312,228 for the three months ended June 30, 2012 and 2011, respectively, and 3,181,644 and 3,244,055 for the six months ended June 30, 2012 and June 30, 2011, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to common stockholders (basic and diluted EPS)	$(13,674)	$(2,578)	$(30,994)	$(5,877)
Denominator:
Basic weighted average shares outstanding	25,935,258	25,701,980	25,921,284	25,673,206
Dilutive stock options	—	—	—	—
Dilutive convertible redeemable preferred stock	—	—	—	—
Diluted weighted average shares outstanding	25,935,258	25,701,980	25,921,284	25,673,206
Net loss per common share:
Basic	$(0.53)	$(0.10)	$(1.20)	$(0.23)
Diluted	$(0.53)	$(0.10)	$(1.20)	$(0.23)

Each share of our Series A Preferred had a stated value of $20 and entitled the holder to an annual cumulative dividend equal to 9% of its stated value, payable semi-annually at the discretion of our board of directors in cash or in additional shares of Series A Preferred. Effective December 5, 2003, our board of directors adopted a policy of declaring dividends to the holders of the Series A Preferred under the Rotech Healthcare Inc. Employees Plan on an annual basis, with each such declaration to be made at the meeting of the board of directors following the annual meeting of the shareholders with respect to dividends payable for the preceding year. At the meeting of the board of directors held on June 22, 2010, dividends in the amount of $435 were declared on our Series A Preferred and were paid in January 2011. At the meeting of the board of directors held on June 24, 2011, dividends in the amount of $431 were declared on our Series A Preferred and were paid in January 2012. At the meeting of the board of directors held on June 26, 2012, dividends in the amount of $315 were declared and paid. The Series A Preferred was redeemed by us on June 26, 2012 at the redemption amount of $20 per share. The amount of the mandatory redemption of the outstanding 141,324 shares of Series A Preferred was $2,826.

(4)	Equipment and Asset Purchases
During the six months ended June 30, 2012 and 2011, we completed $396 and $5,809, respectively, of purchases of new and used rental equipment and inventory from competitors exiting the home health care market which represents a limited subset of the assets and activities used in operating their respective businesses (“Equipment Purchases”).

	Six months ended June 30,
	2012	2011
Property and equipment	$310	$5,103
Inventory	2	443
Identifiable intangible assets	84	263
Total	$396	$5,809

During the six months ended June 30, 2012 and 2011, we completed purchases of new and used rental equipment, inventory and other additional assets, including identifiable intangible assets, from competitors exiting the home health care market representing a business combination (“Asset Purchases”) totaling $2,146 and $3,199, respectively, the aggregate cost of which has been recorded as follows:

	Six months ended June 30,
	2012	2011
Property and equipment	$37	$2,219
Inventory	47	46
Identifiable intangible assets	2,062	934
Total	$2,146	$3,199
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
The following table reflects the components of identifiable intangible assets:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$6,150	$12,000	$5,850
Computer software	12,814	5,470	11,848	5,090
Other	11,679	3,636	9,630	2,416
Subtotal	36,493	15,256	33,478	13,356
Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—
Subtotal	2,000	—	2,000	—
Total intangible assets	$38,493	$15,256	$35,478	$13,356

During 2012, we wrote off fully amortized intangibles in the amount of $100. Amortization expense for the three and six months ended June 30, 2012 was approximately $1,012 and $2,000, respectively. Amortization expense for the three and six months ended June 30, 2011 was approximately $438 and $800, respectively. During 2012, we recorded approximately $2,150 of intangible assets primarily related to the Asset Purchases described in Note 4, which are subject to amortization which have a weighted average remaining life of 3 years. Additionally, during 2012, we recorded approximately $965 of internally developed computer software.

Estimated amortization expense for each of the fiscal years ending December 31 is as follows:

Amount
2012	$3,975
2013	3,915
2014	2,926
2015	1,704
2016	1,614

(6)	Segment Data
We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Respiratory therapy equipment and services	$101,145	$106,660	$202,397	$212,216
Durable medical equipment	12,473	12,938	25,348	25,826
Other	2,926	2,339	5,756	4,901
Net revenue	$116,544	$121,937	$233,501	$242,943

(7)	Other Commitments and Contingencies
On June 29, 2012, Philip L. Carter notified the board of directors of the Company of his intention to retire from his position as President and Chief Executive Officer effective December 31, 2012. We have recorded a $1,960 retirement award due to Mr. Carter under the terms of his employment agreement. This amount is included in accrued expenses and other current liabilities as of June 30, 2012.
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
We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 54.8% and 56.9% of our patient service revenue for the three months ended June 30, 2012 and 2011, respectively, and 55.5% and 57.0% for the six months ended June 30, 2012 and 2011, respectively.

(9)	Debt
Our long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Capital lease obligations with interest implied at fixed rates between 5.0% and 9.8%, due in equal monthly installments with terms expiring from November 2012 through March 2015, collateralized by equipment	$4,135	$2,556
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $4,640 and $5,204 unamortized original issue discount at June 30, 2012 and December 31, 2011, respectively	225,360	224,796
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $4,539 and $4,773 unamortized original issue discount at June 30, 2012 and December 31, 2011, respectively	285,461	285,227
Sub total	514,956	512,579
Less current portion	2,737	1,514
Total long-term debt	$512,219	$511,065

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
Additionally, on March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies

Finance LLC, as documentation agent (the"Original Credit Agreement"). On March 7, 2012, we entered into an amendment to the Original Credit Agreement that extended the final maturity date from March 17, 2012 to March 17, 2014 (the Original Credit Agreement, as amended, the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the “Revolving Credit Facility”). There was no debt outstanding under the Revolving Credit Facility as of June 30, 2012 or December 31, 2011.
The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of June 30, 2012 and December 31, 2011, we were below the maximum leverage ratio threshold, as defined within the Credit Agreement.
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
We have outstanding letters of credit totaling $7,465 as of June 30, 2012 and December 31, 2011. Our letters of credit were cash collateralized at 100% of their face amount as of June 30, 2012 and December 31, 2011. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011.
The fair value of our Senior Secured Notes and Senior Second Lien Notes at June 30, 2012 and December 31, 2011 are based on quoted market prices in an active market which are Level 1 inputs. The estimated fair value of the Senior Secured Notes at June 30, 2012 and December 31, 2011 was $228,045 and $236,164, respectively. The estimated fair value of the Senior Second Lien Notes at June 30, 2012 and December 31, 2011 was $145,000 and $233,015, respectively.

(10)	Income Taxes
We recorded a net tax expense of $15 and $23 for the three months ended June 30, 2012 and 2011, respectively, and a net tax expense of $47 and a net tax benefit of $41 for the six months ended June 30, 2012 and 2011, respectively. The current year to date tax expense is primarily the result of an increase of $6 in our liabilities recorded for uncertain tax positions and a current state tax expense of $41. We have provided a full valuation allowance against our remaining net deferred tax assets as of June 30, 2012 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized based on cumulative book losses.

At June 30, 2012, we had available federal net operating loss (NOL) carryforwards of approximately $262,825 net of gross unrecognized tax benefits. These remaining NOLs fully expire in 2032. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.
We recorded a liability of $249 for unrecognized tax benefits related to various federal and state income tax matters at both June 30, 2012 and December 31, 2011. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation allowance on the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ended December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2008 to present. The IRS commenced examinations of the Company’s U.S. income tax return for 2008 in the third quarter of 2011 and for 2010 in the first quarter of 2012. As of June 30, 2012, the IRS has closed the examinations with no proposed adjustments. Our state income tax returns are open to audit and additional tax assessments for the years ended December 31, 2002 to present as applicable under the various state statutes of limitations.
There is $37 and $31 of accrued interest related to uncertain tax positions as of June 30, 2012 and December 31, 2011, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the six months ended June 30,
	2012	2011
Cash payments for:
Interest	$27,789	$27,910
Income taxes, net of refunds	48	50
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable and accrued expenses and other current liabilities	13,132	6,614
Property and equipment acquired through capital leases	2,536	333
Contingent consideration related to asset purchases	1,134	—
Accrued debt issue costs	—	168

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
Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.8% and 87.5% of net revenues for the three months ended June 30, 2012 and 2011, respectively, and 86.7% and 87.4% of net revenues for the six months ended June 30, 2012 and 2011. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.7% and 10.6% of net revenues for the three months ended June 30, 2012 and 2011, respectively, 10.9% and 10.6% of net revenues for the six months ended June 30, 2012 and 2011. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.
Executive Summary
We face significant financial and Medicare reimbursement related challenges that continue to negatively affect our financial position. We anticipate that we will continue to face such challenges in the near and long-term future. Most of these difficulties result from our highly leveraged capital structure, while others are the result of significant Medicare reimbursement reductions applicable to our industry.
In light of these challenges, our operational focus is on reducing our cost structure while maintaining internal growth and improving our overall collection rates. Specifically, we are focused on:

•	Simplifying the operational processes performed in our branch locations following the successful implementation of our new order intake system (implemented in late 2011).

•	Expanding quality assurance functions to ensure that orders are entered accurately and timely and all required billing paperwork is obtained in an expeditious manner.
We also believe that our national geographic coverage, patient care reputation and strong managed care relationships position us well for accelerated patient growth as managed care plans continue to focus on network consolidation.
Although we have slowed the pace of our asset and equipment purchase transactions during the first six months of 2012, we do expect to continue seeking opportunities to gain market share through selective asset and equipment purchases from competitors exiting the home medical equipment market. In particular:

•
During the first six months of 2012, we purchased $2.5 million of new and used rental equipment, inventory and certain identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional asset and equipment purchase opportunities and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. During the six months ended June 30, 2012, we have recognized approximately $14.8 million of revenues associated with patients transitioned onto service with our Company through asset and equipment purchases.

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
Reimbursement by Third-Party Payors
We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 54.8% and 56.9% of our patient service revenue for the three months ended June 30, 2012 and 2011, respectively, 55.5% and 57.0% or our patient service revenue for the six months ended June 30, 2012 and 2011, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.
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
The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program began and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS release information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. We have experienced significant volume increases within the CBAs where we were awarded contracts, which we attribute in part to an increase in market share, and we believe that the revenue associated with these volume increases will more than offset the impact of the associated reductions in reimbursement rates over time. The application of the new competitive bid rates in the Round 1 rebid reduced our net revenue by approximately $1.3 million per quarter. To continue to participate in competitive bidding for the Round 1 Rebid CBAs, suppliers must recompete. On April 17, 2012, CMS announced plans to recompete the awarded supplier contracts, with the exception of mail-order diabetic supplies. The bidding for this round is scheduled to begin in Fall 2012.
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
Other changes impacting competitive bidding and current payment policies for certain items of durable medical equipment, prosthetics, orthotics and supplies were finalized by CMS on November 2, 2010, including:

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
CMS in the 2010 rule also solicited comments on whether to reduce the maximum number of payments a contract supplier would receive beyond the 13-month (for capped rental) and 36-month (for oxygen and oxygen equipment) caps when a beneficiary who is receiving the equipment from a non-contract supplier elects to switch to the contract supplier. To date CMS has not made any changes.
In addition, most recently, CMS announced that beginning on September 1, 2012, the agency will initiate a new Prior Authorization for Power Mobility Devices (PMDs) Demonstration, which will require Medicare HME suppliers of certain PMDs, such as power wheelchairs, to receive prior approval from a DME MAC before submitting claims for payment. The demonstration impacts PMDs for beneficiaries residing in California, Florida, Illinois, Michigan, New York, North Carolina, and Texas and is scheduled to last 3 years. The failure to receive prior approval will result in a 25% payment reduction in areas not covered by competitive bidding. We do not anticipate that the demonstration will have a material impact on our operations.

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

Additional clinical conditions for coverage were imposed under PPACA, authorizing CMS to require a physician or other licensed professional to conduct a face-to-face encounter with the beneficiary before writing a prescription for certain HME. On July 30, 2012, CMS proposed to implement this requirement through a rule that would impact, among others, items that cost more than $1,000 and items that in the view of CMS are particularly susceptible to fraud, waste and abuse. CMS identified oxygen and oxygen equipment, positive airway pressure devices, and respiratory assist devices as requiring such a face-to-face requirement, which would implicate our products if finalized.
Supplier standards for Medicare HME companies, effective March 3, 2009 require HME suppliers to meet certain surety bond requirements. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 420 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. HME suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We maintain surety bonds covering all of our NPI numbers at each of our operating locations.
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
Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.218 in the third quarter 2012. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer product mix.
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
During the quarter ended March 31, 2012, management identified an error made in certain programming logic within its billing system. As a result of this error, we determined that we had been overpaid on certain specific Medicare claim types since January 1, 2009. The amount of the overpayment totaled approximately $6.5 million. The programming logic that caused this error has been disabled in our billing system and we are not aware of any other Medicare overpayment issues as a result of this or any other programming error. We have substantially completed the new programming logic to resume billing for the items impacted by the above noted error. We have engaged an outside technical firm to conduct an independent review of our new programming logic prior to implementation to confirm that the programming logic is consistent with all associated Medicare regulations and such review is ongoing. On May 7, 2012, we voluntarily refunded the above described overpayment to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs) (see “Notes to Unaudited Condensed Consolidated Financial Statements—(1) Basis of Presentation” included herein in Item 1, “Financial Statements”).
Results of Operations
The following table shows our results of operations for the three and six months ended June 30, 2012 and 2011.

	(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$116,544	$121,937	$233,501	$242,943
Costs and expenses:
Cost of net revenues	38,698	35,931	75,933	75,029
Selling, general and administrative	68,040	62,994	136,702	125,625
Provision for doubtful accounts	5,938	7,109	16,915	12,348
Depreciation and amortization	2,327	2,261	4,798	4,635
Total costs and expenses	115,003	108,295	234,348	217,637
Operating income	1,541	13,642	(847)	25,306
Other expense (income):
Interest expense, net	15,049	16,107	29,886	30,674
Other expense (income), net	90	(18)	90	(880)
Loss on debt extinguishment	—	—	—	1,216
Total other expense	15,139	16,089	29,976	31,010
Loss before income taxes	(13,598)	(2,447)	(30,823)	(5,704)
Income tax expense (benefit)	15	23	47	(41)
Net loss	(13,613)	(2,470)	(30,870)	(5,663)
Accrued dividends on convertible redeemable preferred stock	61	108	124	214
Net loss attributable to common stockholders	$(13,674)	$(2,578)	$(30,994)	$(5,877)

The following table shows our results of operations as a percentage of our net revenues for the three and six months ended June 30, 2012 and 2011.

	(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	33.2%	29.5%	32.5%	30.9%
Selling, general and administrative	58.4%	51.7%	58.5%	51.7%
Provision for doubtful accounts	5.1%	5.8%	7.2%	5.1%
Depreciation and amortization	2.0%	1.9%	2.1%	1.9%
Total costs and expenses	98.7%	88.9%	100.3%	89.6%
Operating income	1.3%	11.1%	(0.3)%	10.4%
Other expense (income):
Interest expense, net	12.9%	13.2%	12.8%	12.6%
Other expense (income), net	0.1%	—%	—%	(0.4)%
Loss on debt extinguishment	—%	—%	—%	0.5%
Total other expenses	13.0%	13.2%	12.8%	12.7%
Loss before income taxes	(11.7)%	(2.1)%	(13.1)%	(2.3)%
Income tax expense (benefit)	—%	—%	—%	—%
Net loss	(11.7)%	(2.1)%	(13.1)%	(2.3)%
Accrued dividends on convertible redeemable preferred stock	0.1%	0.1%	0.1%	0.1%
Net loss attributable to common stockholders	(11.8)%	(2.2)%	(13.2)%	(2.4)%
Three months ended June 30, 2012 as compared to the three months ended June 30, 2011
Total net revenues for the three months ended June 30, 2012 were $116.5 million as compared to $121.9 million for the comparable period in 2011. This net decrease of $5.4 million from the comparable period in 2011 is primarily attributable to:

•	Decreased nebulizer medication volume and reimbursement totaling approximately $2.0 million;

•	Decreased net revenue from higher rates of contractual/revenue adjustments compared to prior year totaling approximately $1.5 million;

•	Patients moved to non-billable status primarily as a result of Medicare claim denials from pre-payment and post-payment audits totaling approximately $3.6 million;

•	Decreased net revenue from Medicare oxygen patients reaching their 36 month rental cap totaling approximately $3.3 million; and

•	Decreased net revenue from non-core product lines totaling approximately $0.6 million.
These decreases were partially offset by:

•	Organic growth of 6% in oxygen patients, 12% in CPAP rental patients and 5% in CPAP sales compared to prior year, totaling approximately $2.7 million in incremental revenue; and

•	Growth in the net number of active patients on service with us through equipment and asset purchase transactions totaling $2.9 million.
Cost of net revenues totaled $38.7 million for the three months ended June 30, 2012, an increase of $2.8 million, or 7.7%, from the comparable period in 2011. Cost of net revenues for the three months ended June 30, 2012 and 2011 was comprised of the following:

	Three months ended
	June 30,
	2012	2011
Cost of net revenues:
Product and supply costs	$21,638	$21,342
Patient service equipment depreciation	14,797	12,425
Operating costs	2,263	2,164
	$38,698	$35,931

The increase in product and supply costs is primarily attributable to increased volume in CPAP supply sales net of volume-related decreases in product and supply costs for nebulizer medications. The increase of $2.4 million in patient service equipment depreciation is primarily attributable to the shortening of our average composite useful life for CPAP equipment as a result of a higher percentage of CPAP equipment renting to purchase. Operating costs primarily consist of salary and benefit costs associated with our respiratory services and pharmacy operations. These costs are reclassified from selling, general and administrative expenses to cost of net revenues. Cost of net revenues as a percentage of net revenues was 33.2% for the three months ended June 30, 2012 as compared to 29.5% for the comparable period in 2011.
Selling, general and administrative expenses for the three months ended June 30, 2012 totaled $68.0 million, an increase of $5.0 million, or 8.0%, from the comparable period in 2011. The increase in selling, general and administrative expenses was primarily attributable to:

•	$2.0 million retirement award due to Mr. Philip Carter, Chief Executive Officer of the Company, under terms of his employment agreement;

•	Incremental salary and benefit costs associated with asset purchases completed since second quarter 2011 totaling approximately $0.9 million;

•	Annual merit increase as compared to the same period in 2011 totaling approximately $0.6 million; and

•	Increased legal expenses of $1.0 million associated with review and quantification of the aforementioned Medicare overpayment, as well as legal costs associated with various strategic activities.

The provision for doubtful accounts for the three months ended June 30, 2012 totaled $5.9 million, a $1.2 million decrease from the comparable period in 2011. As a percentage of net revenues, the provision for doubtful accounts was 5.1% and 5.8% for the three months ended June 30, 2012 and 2011, respectively. This decrease is attributable to the factors described below under the heading “Liquidity and Capital Resources.”
Depreciation and amortization for the three months ended June 30, 2012 totaled $2.3 million, an increase of $0.1 million from the comparable period in 2011. Depreciation and amortization as a percentage of net revenues increased to 2.0% as compared to 1.9% for the comparable period in 2011.
Net interest expense for the three months ended June 30, 2012 totaled $15.0 million, a decrease of $1.1 million from the comparable period in 2011. This decrease is primarily the result of the additional interest incurred during the three months ended June 30, 2011 as a result of the 30 day notice period to bondholders required for redemption of the Senior Subordinated Notes paid April 18, 2011.
Net loss for the three months ended June 30, 2012 was $13.6 million compared to net loss of $2.5 million for the comparable period in 2011. This difference is attributable to the changes in revenue, and costs and expenses described above.
Six months ended June 30, 2012 as compared to the six months ended ended June 30, 2011
Total net revenues for the six months ended June 30, 2012 were $233.5 million as compared to $242.9 million for the comparable period in 2011. This net decrease of $9.4 million from the comparable period in 2011 is primarily attributable to:

•	Decreased nebulizer medication volume and reimbursement totaling approximately $6.0 million;

•	Decreased net revenue from increased rates of contractual/revenue adjustments compared to prior year totaling approximately $5.4 million ;

•	Patients moved to non-billable status primarily as a result of Medicare claim denials from pre-payment and post-payment audits totaling approximately $7.5 million;

•	Decreased net revenue from Medicare oxygen patients reaching their 36 month rental cap totaling approximately $5.8 million; and

•	Decreased net revenue from non-core product lines totaling approximately $1.2 million.
These decreases were partially offset by:

•	Organic growth of 6% in oxygen, 12% in CPAP rental and 5% in CPAP sales compared to prior year, totaling approximately $13.4 million in incremental revenue; and

•	Growth in the net number of active patients on service with us through equipment and asset purchase transactions totaling $3.0 million.
Cost of net revenues totaled $75.9 million for the six months ended June 30, 2012, an increase of $0.9 million, or 1.2%, from the comparable period in 2011. Cost of net revenues for the six months ended June 30, 2012 and 2011 was comprised of the following:

	Six months ended
	June 30,
	2012	2011
Cost of net revenues:
Product and supply costs	$44,191	$45,570
Patient service equipment depreciation	27,357	25,140
Operating costs	4,385	4,319
	$75,933	$75,029

The increase in product and supply costs is primarily attributable to increased volume in CPAP supply sales net of volume-related decreases in product and supply costs for nebulizer medications. The increase of $2.2 million in patient service equipment depreciation is primarily attributable to the shortening of our average composite useful life for CPAP equipment as a result of a higher percentage of CPAP equipment renting to purchase. Operating costs primarily consist of salary and benefit costs associated with our respiratory services and pharmacy operations. The costs are reclassified from selling, general and administrative expenses to cost of net revenues. Cost of net revenues as a percentage of net revenues was 32.5% for the six months ended June 30, 2012 as compared to 30.9% for the comparable period in 2011.
Selling, general and administrative expenses for the six months ended June 30, 2012 totaled $136.7 million, an increase of $11.1 million, or 8.8%, from the comparable period in 2011. The increase in selling, general and administrative expenses was primarily attributable to:

•	$2.0 million retirement award due to Mr. Philip Carter, Chief Executive Officer of the Company, under terms of his employment agreement;

•	Incremental salary and benefit costs associated with asset purchases completed since second quarter 2011 totaling approximately $2.3 million;

•
Annual merit increase and one additional payroll day in the six months ended June 30, 2012 as compared to the same period in 2011 net of reductions in benefit costs totaling approximately $1.0 million;

•	Increased telephone expense of approximately $1.0 million due primarily to the excise tax refund (credit) recorded during the three months ended March 31, 2011;

•
Increased temporary labor costs and overtime totaling approximately $1.6 million primarily associated with addressing the operational backlogs experienced during the implementation of our new order intake system that led to the increase in earned but unbilled accounts receivable as of December 31, 2011;

•	Additional commissions expense associated with accelerated patient growth in the six months ended June 30, 2012 as compared to the same period in 2011 totaling approximately $1.0 million;

•
Increased legal expenses of $1.0 million primarily associated with review and quantification of the aforementioned Medicare overpayment, as well as legal costs associated with various strategic activities; and

•	Increased vehicle fleet maintenance and fuel costs primarily as a result of higher gas prices totaling approximately $0.9 million.
The provision for doubtful accounts for the six months ended June 30, 2012 totaled $16.9 million, a $4.6 million increase from the comparable period in 2011. As a percentage of net revenues, the provision for doubtful accounts was 7.2% and 5.1% for the six months ended ended June 30, 2012 and 2011, respectively. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”

Depreciation and amortization for the six months ended June 30, 2012 totaled $4.8 million, an increase of $0.2 million from the comparable period in 2011. This increase was mainly the result of purchased vehicles, including those acquired in conjunction with certain equipment and asset purchase transactions. Depreciation and amortization as a percentage of net revenues increased to 2.1% as compared to 1.9% for the comparable period in 2011.
Net interest expense for the six months ended June 30, 2012 totaled $29.9 million, a decrease of $0.8 million from the comparable period in 2011. This decrease is primarily the result of the additional interest incurred during the six months ended June 30, 2011 as a result of the 30 day notice period to bondholders required for redemption of the Senior Subordinated Notes paid April 18, 2011.
Net loss for the six months ended June 30, 2012 was $30.9 million compared to net loss of $5.7 million for the comparable period in 2011. This difference is attributable to the changes in revenue, and costs and expenses described above.

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
The following table is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(13,613)	$(2,470)	$(30,870)	$(5,663)
Income tax expense (benefit)	15	23	47	(41)
Interest expense	15,051	16,120	29,893	30,838
Depreciation and amortization, including patient service equipment depreciation	17,124	14,685	32,156	29,775
Non-cash equity-based compensation expense	276	160	614	193
Operational restructuring and transition related costs(1)	2,366	16	2,606	22
Settlement costs(2)	91	—	91	18
Loss on extinguishment of debt(3)	—	—	—	1,216
Intake system implementation(4)	75	—	8,421	—
Oxygen content overbilling (5)	998	—	998	—
Legal fees(6)	368	—	368	—
	$22,751	$28,534	$44,324	$56,358

(1)
Includes $2.0 million retirement award due to Mr. Philip Carter, Chief Executive Officer of the Company, under the terms of his employment agreement, as well as other operational restructuring and transition related costs generally consisting of severance and location closure costs, and temporary, transitional employee costs associated with patient transition following asset or equipment purchase transactions.

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

(5)
Legal and consulting expenses related to review and quantification of the Medicare overpayment described in “Notes to Unaudited Condensed Consolidated Financial Statements—(1) Basis of Presentation” included herein in Item 1, “Financial Statements”.

(6)	Legal fees associated with various non-recurring events and strategic activities.
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
Liquidity and Capital Resources
Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2012, as compared to $12.9 million for the same period in 2011. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the six months ended June 30, 2012. Based on current conditions, we believe that the cash generated from our operations and cash balances will be sufficient to meet our working capital, capital expenditure and other cash needs during the next twelve months, including payment of interest amounts on our Senior Secured Notes and Senior Second Lien Notes when due. In addition, we have $10.0 million available under our revolving credit facility which expires March 17, 2014.

Accounts receivable before allowance for doubtful accounts increased to $94.6 million at June 30, 2012 from $90.5 million at December 31, 2011. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 34.5% and 31.3% as of June 30, 2012 and December 31, 2011, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 58.4 days at June 30, 2012, compared to 58.7 days at December 31, 2011 and 58.9 days at June 30, 2011. There are several factors that continue to impact our DSO:

•
Significant increases in the number of claims subject to prepayment review, primarily by the Durable Medical Equipment Medicare Administrative Contractors (DME MACs) and Zone Program Integrity Contractors (ZPICs);

•
Increased authorization, reauthorization, qualification, requalification and ongoing compliance requirements that can result in billing delays when patients fail to follow through with required physician follow-up visits or fail to follow prescribed therapy protocols;

•
Increased patient co-payments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage, increases in deductibles and co-payment amounts or reductions in their investment or employment income; and

•
More stringent patient collection standards. We have implemented more stringent collection standards with respect to balances due from patients including enhanced internal collection efforts and utilization of a third-party collection resource. While these changes may result in higher DSO, we believe that our efforts ultimately result in greater collection of amounts due from patients.

As a result of the impact of the above factors, we increased our overall reserve level for doubtful accounts during the quarter ended March 31, 2012. We continue to work with our third-party vendor to reduce our overall levels of bad debt, as well as internal initiatives to secure co-payment and deductibles amounts from patients.
The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of June 30, 2012 and December 31, 2011:
June 30, 2012

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	38%	20%	9%	67%
Aged 91-180 days	7%	5%	10%	22%
Aged 181-360 days	2%	3%	6%	11%
Aged over 360 days	—%	—%	—%	—%
Total	47%	28%	25%	100%
December 31, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	37%	20%	8%	65%
Aged 91-180 days	7%	5%	7%	19%
Aged 181-360 days	5%	3%	7%	15%
Aged over 360 days	—%	—%	1%	1%
Total	49%	28%	23%	100%
Included in accounts receivable are earned but unbilled receivables of $21.4 million at June 30, 2012 and $28.1 million at December 31, 2011. These amounts include $3.6 million at June 30, 2012 and December 31, 2011 of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through equipment purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.

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
Net cash used in investing activities was $24.1 million for the six months ended June 30, 2012, as compared to $23.8 million for the same period in 2011. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash paid for capital expenditures totaled approximately $23.9 million for the six months ended June 30, 2012 as compared to $24.5 million for the same period in 2011, including $0.4 million and $6.1 million paid for equipment purchases from competitors exiting the home health care market, respectively. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. We also paid $1.1 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively, for asset purchases from competitors. During the six months ended June 30, 2011 cash used in investing activities included a $4.2 million reduction in our surety bond and letter of credit collateral included in restricted cash.
Refer to the “Notes to Unaudited Condensed Consolidated Financial Statements—(9) Debt” included herein in Item 1,

“Financial Statements,” for a complete description of our outstanding indebtedness.
We have outstanding letters of credit totaling $7.5 million as of June 30, 2012 and December 31, 2011. Our letters of credit were cash collateralized at 100% of their face amount as of June 30, 2012 and December 31, 2011. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of June 30, 2012 and December 31, 2011.
Net cash used in financing activities was $4.6 million for the six months ended June 30, 2012, as compared to $11.7 million for the same period in 2011. Cash paid for the redemption of our Series A convertible redeemable preferred stock totaled $2.8 million during the six months ended June 30, 2012. Cash used in financing activities for the six months ended June 30, 2011 primarily related to the $11.1 million net use of cash associated with the issuance of the Senior Second Lien Notes and repayment of our outstanding Senior Subordinated Notes.
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

Item 3—Quantitative and Qualitative Disclosures About Market Risk
Our debt as of June 30, 2012 was primarily comprised of our 10.75% Senior Secured Notes due 2015 (the “Senior
Secured Notes”) and our 10.5% Senior Second Lien Notes due 2018 (the "Senior Second Lien Notes"). These debts have fixed interest rates and, as such, changes in market interest rates affect the fair market value of such outstanding debt but do not impact our earnings or cash flows.

Item 4—Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report.

During the quarter ended June 30, 2012, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during the quarter ended March 31, 2012. Specifically, during April 2012, our management implemented additional review and approval procedures to ensure that system requirements impacting our billing system are reviewed and approved by an oversight board comprised of members of senior management. We believe that the actions described above and the resulting improvements in controls address the related material weakness that we identified as of March 31, 2012. As part of our 2012 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

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

Item 1A—Risk Factors
The following risk factors previously included in our Annual Report on Form 10-K filed on March 14, 2012, are revised to read as follows:
We are subject to periodic audits by governmental and private payors and as such we could be subject to fines, criminal penalties or program exclusions which could have a negative impact on revenues and operations.
We are subject to periodic audits by the Medicare and Medicaid programs, and the oversight agencies for these programs have authority to assert remedies against us if they determine we have overcharged the programs or failed to comply with program requirements. These agencies could seek to require us to repay any overcharges or amounts billed in violation of program requirements, or could make deductions from future amounts otherwise due to us from these programs. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) now requires that overpayments be reported and returned within 60 days of identification of the overpayment. Any overpayment retained after this deadline will now be considered an “obligation” for purposes of the False Claims Act and subject to fines and penalties. On May 7, 2012, we voluntarily refunded $6.5 million to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs) for Medicare overpayments that we received during the period from first quarter of 2009 through and including the first quarter of 2012. These Medicare overpayments resulted from a programming error in our billing system. Although we believe that we reported and returned these overpayments within the 60-day period specified by PPACA, we cannot guarantee that these Medicare overpayments will not result in action by the Centers for Medicare & Medicaid Services (CMS) or a governmental body that is adverse to our company or business.
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
In addition to the foregoing, in May 2012, we returned to CMS an amount equal to $6.5 million for Medicare overpayments that we received during the period from first quarter of 2009 through and including the first quarter of 2012. These Medicare overpayments resulted from a programming error in our billing system and led to a material weakness in our internal control over financial reporting at March 31, 2012. We believe that the actions described above and the resulting improvements in controls address the related material weakness that we identified as of March 31, 2012. As part of our 2012 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

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
From time to time, Congress has proposed and passed a number of legislative initiatives, impacting HME suppliers. Currently pending are initiatives that include possible repeal of PPACA. In addition, a number of states challenged the constitutionality of the individual mandate and aspects of Medicaid eligibility expansion under PPACA. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate, and invalidated requirements that states forfeit certain federal funding if they do not expand Medicaid coverage as prescribed by PPACA. Although the Court left the remainder of PPACA intact, Congress has proposed a number of legislative initiatives, including the possible repeal of the PPACA in its entirety. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. We cannot assure you that PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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

101
The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements*.

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

ROTECH HEALTHCARE INC.

Dated:	August 9, 2012	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated:	August 9, 2012	By:	/s/ STEVEN P. ALSENE
Steven P. Alsene
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements*.

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