Form 10-Q
period 2012-09-30
ROTECH HEALTHCARE INC
filed 2012-11-15
CIK 1175108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2012 the registrant had 26,013,976 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,213	$30,473
Accounts receivable, net of allowance for doubtful accounts of $19,093 at September 30, 2012 and $14,450 at December 31, 2011	70,467	76,027
Other receivables	4,246	3,466
Income taxes receivable	72	62
Inventories	11,237	12,188
Prepaid expenses	3,099	3,535
Total current assets	108,334	125,751
Property and equipment, net	102,344	104,871
Intangible assets (less accumulated amortization of $16,181 at September 30, 2012 and $13,356 at December 31, 2011)	22,614	22,122
Restricted cash	7,465	7,465
Other assets, including debt issue costs	15,005	16,835
	$255,762	$277,044
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$30,350	$20,133
Accrued expenses and other current liabilities	23,805	20,913
Accrued interest	12,828	14,215
Deferred revenue	8,169	8,342
Revolving credit facility	10,000	—
Current portion of long-term debt	2,962	1,514
Total current liabilities	88,114	65,117
Deferred tax liabilities, net	178	280
Other long-term liabilities	1,383	754
Long-term debt, less current portion	512,312	511,065
Series A convertible redeemable preferred stock, stated value $20 per share, 1,000,000 shares authorized at September 30, 2012 and December 31, 2011, 141,324 shares issued and outstanding at December 31, 2011	—	3,017
Commitments and contingencies (Note 7)
Stockholders’ deficiency:
Common stock, par value $.0001 per share, 50,000,000 shares authorized, 26,013,976 and 25,907,310 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	508,330	507,511
Accumulated deficit	(854,558)	(810,703)
Total stockholders’ deficiency	(346,225)	(303,189)
	$255,762	$277,044
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$113,782	$122,406	$347,283	$365,350
Costs and expenses:
Cost of net revenues	39,063	37,825	114,996	112,854
Selling, general and administrative	65,088	63,217	201,791	188,842
Provision for doubtful accounts	5,340	6,428	22,255	18,776
Depreciation and amortization	2,249	2,370	7,047	7,005
Total costs and expenses	111,740	109,840	346,089	327,477
Operating income	2,042	12,566	1,194	37,873
Other expense (income):
Interest expense, net	15,012	14,692	44,898	45,366
Other (income) expense, net	(21)	97	68	(783)
Loss on debt extinguishment	—	—	—	1,216
Total other expense	14,991	14,789	44,966	45,799
Loss before income taxes	(12,949)	(2,223)	(43,772)	(7,926)
Income tax benefit	(88)	(168)	(41)	(208)
Net loss	(12,861)	(2,055)	(43,731)	(7,718)
Accrued dividends on convertible redeemable preferred stock	—	18	124	232
Net loss attributable to common stockholders	$(12,861)	$(2,073)	$(43,855)	$(7,950)
Net loss per common share:
Basic and diluted	$(0.49)	$(0.08)	$(1.69)	$(0.31)
Weighted average shares outstanding:
Basic and diluted	26,013,976	25,888,298	25,952,407	25,745,691
See accompanying notes to unaudited condensed consolidated financial statements.

ROTECH HEALTHCARE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2012	2011
Net loss	$(43,731)	$(7,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	22,255	18,776
Depreciation and amortization	52,027	47,660
Loss on debt extinguishment	—	1,216
Deferred income taxes	(102)	(336)
Gain on sales of property and equipment	(928)	—
Other	781	469
Changes in operating assets and liabilities:
Accounts receivable	(16,695)	(25,640)
Other receivables	(780)	(1,043)
Income taxes receivable	(10)	44
Inventories	998	(6,614)
Prepaid expenses	436	446
Other assets	77	60
Accounts payable and accrued expenses	7,546	(1,847)
Other long-term liabilities	123	(37)
Accrued interest	(1,387)	(404)
Deferred revenue	(173)	(329)
Net cash provided by operating activities	20,437	24,703
Cash flows from investing activities:
Purchases of property and equipment	(34,424)	(37,526)
Identifiable intangible assets associated with equipment purchases	(84)	(267)
Cash paid for asset purchases	(1,107)	(6,790)
Proceeds on sales of property and equipment	1,063	—
Withdrawals from restricted cash	—	4,162
Net cash used in investing activities	(34,552)	(40,421)
Cash flows from financing activities:
Payments on capital leases	(1,648)	(484)
Payments of other liabilities	(1,820)	—
Borrowings on revolving credit facility	10,000	—
Proceeds from long-term borrowing	—	284,771
Retirement of long-term borrowing	—	(287,000)
Debt issue costs	(130)	(9,125)
Proceeds from stock option exercises	25	131
Repurchase Series A convertible redeemable preferred stock	(2,826)	(2,152)
Payments of dividends on Series A convertible redeemable preferred stock	(746)	(435)
Net cash provided by (used in) financing activities	2,855	(14,294)
Decrease in cash and cash equivalents	(11,260)	(30,012)
Cash and cash equivalents, beginning of period	30,473	63,046
Cash and cash equivalents, end of period	$19,213	$33,034
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
The Company has evaluated significant events and transactions that occurred after September 30, 2012 through the date of filing this report on Form 10-Q.
As used in these notes, unless otherwise specified or the context otherwise requires, references to “the Company”, “we”, “our” and “us” refer to the business and operations of Rotech Healthcare Inc. and its subsidiaries.
For all periods presented herein, there were no differences between net (loss) earnings and comprehensive (loss) earnings.
Immaterial Error Correction
During the quarter ended March 31, 2012, management identified an error made in certain programming logic within its billing system. As a result of this error, we determined that we had been overpaid on certain specific Medicare claim types since January 1, 2009. The amount of the overpayment for each of the impacted prior periods was approximately $2,200, $2,000 and $1,800 for the years ended December 31, 2009, 2010 and 2011, respectively. The programming logic that caused this error has been corrected in our billing system and we are not aware of any other Medicare overpayment issues as a result of this or any other programming error. We engaged an outside technical firm to conduct an independent review of our new programming logic to confirm that the programming logic is consistent with all associated Medicare regulations and such review was completed prior to implementation in our billing system. Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Company's prior annual or quarterly financial statements.  As such, we have corrected the historical financial statement amounts as included in this filing and we will likewise revise our historical financial statement amounts in future filings that contain such financial statements, including the Company's Annual Report on Form 10-K for the year ending December 31, 2012. The adjustment to correct the previously reported amounts as included in this filing is as follows:

	December 31, 2011
Condensed Consolidated Balance Sheet	Previously Reported	Adjustment	As Restated
Accounts payable	$14,133	$6,000	$20,133
Total current liabilities	$59,117	$6,000	$65,117
Accumulated deficit	$(804,703)	$(6,000)	$(810,703)
Total stockholders' deficiency	$(297,189)	$(6,000)	$(303,189)

	Three months ended			Nine months ended
	September 30, 2011			September 30, 2011
Condensed Consolidated Statements of Operations	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Net revenues	$122,806	$(400)	$122,406	$366,750	$(1,400)	$365,350
Operating income	$12,966	$(400)	$12,566	$39,273	$(1,400)	$37,873
Loss before income taxes	$(1,823)	$(400)	$(2,223)	$(6,526)	$(1,400)	$(7,926)
Net loss	$(1,655)	$(400)	$(2,055)	$(6,318)	$(1,400)	$(7,718)
Net loss attributable to common stockholders	$(1,673)	$(400)	$(2,073)	$(6,550)	$(1,400)	$(7,950)
Net loss per common share basic and diluted	$(0.06)		$(0.08)	$(0.25)		$(0.31)

	For the nine months ended
	September 30, 2011
Condensed Consolidated Statements of Cash Flow	Previously Reported	Adjustment	As Restated
Net loss	$(6,318)	$(1,400)	$(7,718)
Changes in accounts payable and accrued expenses	$(3,247)	$1,400	$(1,847)

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
We are highly leveraged. As of September 30, 2012, we had $515,274 of long-term debt outstanding. Our Senior Secured Notes ($225,654) mature in October 2015 and our Senior Second Lien Notes ($285,606) mature in March 2018. Over the next twelve months, the interest payments for the Senior Secured Notes are due on April 15, 2013 and October 15, 2013 for $12,363 and the interest payments for the Senior Second Lien Notes are due on March 15, 2013 and September 15, 2013 for $15,225. On September 10, 2012, we borrowed $10,000, the entire available balance, against our revolving credit facility and this borrowing is classified as a current liability in the accompanying condensed consolidated balance sheet.
We expect to realize incremental capital resources from new initiatives with respect to our revenue cycle and billing processes. We believe these incremental capital resources will be available for our current operations.
The expected benefits from billing and collection initiatives include (a) enhancements to our order intake process that will improve our overall rates of collection, (b) new processes designed to reduce the impact of advance documentation requirements associated with Medicare audits that would otherwise delay billing payments, (c) reductions in non-billable and held item claims, (d) identification of patients eligible for appropriate re-qualification for billing purposes as defined by Medicare, (e) increased consolidations in billing and shared services, (f) improved and more focused collection efforts designed to reduce our Days Sales Outstanding (DSO) and reduce bad debt. However, there can be no assurances that the initiatives will enable us to generate sufficient cash flows to fund our operations and service our debt.
Additionally, we also anticipate organic growth in patients, improvements relating to supplier pricing and vendor leverage, operational efficiencies realized in connection with billing and collection initiatives, increases in net revenue relating to newly negotiated provider contracts, and increases in net revenue and cost savings associated with an automated order intake system designed to increase supply revenue and reduce human capital costs. There can be no assurances that this organic growth and these initiatives will enable us to generate sufficient cash flows to fund our operations.
From time to time, we will experience interruption in our cash flow and volatility in our cash position during inter-period quarters resulting from inconsistent timing of payments from Centers for Medicare and Medicaid Services, its contractors and other third-party payors. Interruptions in our cash flow and the volatility of our cash position may cause our cash inflows to not coincide with our cash outflows including our debt service requirements and material vendor payments.
Under our Indentures for Senior Secured Notes and Senior Second Lien Notes, we are permitted to borrow an additional $15.0 million in debt from existing or new lenders. In order to assist us with our varying cash inflows and to meet the cash needs to support our ongoing business, service our debt structure, and capital expenditure obligations, we are seeking to secure this additional $15.0 million in debt. However, there are no guarantees that we will be able to secure this additional financing on terms that are acceptable to us.
Based on our current liquidity position and the expected capital resources generated from our operations, we believe that in order to meet the cash needs to support our ongoing business, service our debt structure, and capital expenditures over the next twelve months, we will need to borrow the aforementioned $15.0 million in debt, realize the incremental capital resources from new initiatives, and realize the growth in patients, each of which are discussed above.
In the event that we lack the ability to generate adequate cash to support our ongoing operations, we will need to access the financial markets by seeking additional debt or equity financing. As disclosed in our Risk Factors, there may be uncertainty surrounding our ability to secure capital in the marketplace. The Company also may be unable to secure acceptable financing and/or reasonable terms, the Company may be unable to secure the $15.0 million in additional financing permitted to it under the Indentures for our Senior Secured Notes and our Senior Second Lien Notes or to refinance its indebtedness on commercially reasonable terms, in which case it would need to identify alternative options to address its current and prospective credit situation, such as a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company's operations which could include filing for bankruptcy protection.

(3)	Earnings Per Common Share
Basic earnings per share (EPS) is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings and are based upon the weighted average number of common and common equivalent shares outstanding during the three and nine months ended September 30, 2012 and 2011. Common equivalent shares related to employee stock options and the Series A convertible redeemable preferred stock (“Series A Preferred”) on an “if converted” basis totaled 5,646,882 and 3,280,267 for the three months ended September 30, 2012 and 2011, respectively, and 3,790,977 and 3,179,270 for the nine months ended September 30, 2012 and September 30, 2011, respectively, are excluded from the computation of diluted EPS in periods where they have an anti-dilutive effect. We use the treasury stock method to compute the dilutive effects of common equivalent shares.

The reconciliations of net loss attributable to common stockholders and shares outstanding for purposes of calculating basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss attributable to common stockholders (basic and diluted EPS)	$(12,861)	$(2,073)	$(43,855)	$(7,950)
Denominator:
Basic weighted average shares outstanding	26,013,976	25,888,298	25,952,407	25,745,691
Dilutive stock options	—	—	—	—
Dilutive convertible redeemable preferred stock	—	—	—	—
Diluted weighted average shares outstanding	26,013,976	25,888,298	25,952,407	25,745,691
Net loss per common share:
Basic and Diluted	$(0.49)	$(0.08)	$(1.69)	$(0.31)

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
During the nine months ended September 30, 2012 and 2011, we completed $396 and $5,859, respectively, of purchases of new and used rental equipment and inventory from competitors exiting the home health care market which represents a limited subset of the assets and activities used in operating their respective businesses (“Equipment Purchases”).

	Nine months ended September 30,
	2012	2011
Property and equipment	$310	$5,145
Inventory	2	447
Identifiable intangible assets	84	267
Total	$396	$5,859
During the nine months ended September 30, 2012 and 2011, we completed purchases of new and used rental equipment, inventory and other additional assets, including identifiable intangible assets, from competitors exiting the home health care market representing a business combination (“Asset Purchases”) totaling $2,146 and $7,424, respectively, the aggregate cost of which has been recorded as follows:

	Nine months ended September 30,
	2012	2011
Property and equipment	$37	$4,158
Inventory	47	335
Identifiable intangible assets	2,062	3,441
Cash	—	120
Liabilities	—	(630)
Total	$2,146	$7,424
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
The following table reflects the components of identifiable intangible assets:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer/physician relationship	$12,000	$6,300	$12,000	$5,850
Computer software	13,185	5,659	11,848	5,090
Other	11,610	4,222	9,630	2,416
Subtotal	36,795	16,181	33,478	13,356
Intangible assets not subject to amortization:
Trade name	1,000	—	1,000	—
Medicare licenses	1,000	—	1,000	—
Subtotal	2,000	—	2,000	—
Total intangible assets	$38,795	$16,181	$35,478	$13,356

During 2012, we wrote off fully amortized intangibles in the amount of $170. Amortization expense for the three and nine months ended September 30, 2012 was approximately $995 and $2,995, respectively. Amortization expense for the three and nine months ended September 30, 2011 was approximately $646 and $1,446, respectively. During 2012, we recorded approximately $2,150 of intangible assets primarily related to the Asset Purchases described in Note 4, which are subject to amortization which have a weighted average remaining life of 3 years. Additionally, during 2012, we recorded approximately $1,337 of internally developed computer software.

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
We operate in one reportable segment with three primary product lines: respiratory therapy equipment and services, durable medical equipment, and other products and services. The following table presents net revenues from distribution by each of our three primary product lines:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Respiratory therapy equipment and services	$98,356	$106,988	$300,753	$319,204
Durable medical equipment	12,409	13,114	37,757	38,940
Other	3,017	2,304	8,773	7,206
Net revenue	$113,782	$122,406	$347,283	$365,350

(7)	Other Commitments and Contingencies
On June 29, 2012, Philip L. Carter notified the board of directors of the Company of his intention to retire from his position as President and Chief Executive Officer effective December 31, 2012. We have recorded a $1,960 retirement award due to Mr. Carter under the terms of his employment agreement. This amount is included in accrued expenses and other current liabilities as of September 30, 2012 and is payable July 1, 2013.
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

(8)	Certain Significant Risks and Uncertainties and Significant Events
We and others in the health care business are subject to certain inherent risks, including the following:

•
Substantial dependence on revenues derived from reimbursement by various federal health care programs (including Medicare) and state Medicaid programs, both of which have been significantly reduced in recent years, and which makes us subject to various health care fraud statutes;

•
Potential implementation of sequestration provisions of the Budget Control Act of 2011, starting in January 2013, which would result in automatic reductions through 2021 in certain government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year (with Medicare reductions projected by the Office of Budget and Management to be approximately $11 Billion in 2013);

•
We may experience volatility in our cash position during inter-period quarters resulting from inconsistent timing of payments from Centers for Medicare and Medicaid Services, its contractors and other third-party payors. The timing of these inconsistent cash inflows may not coincide with our cash outflows including our debt service requirements or material vendor payments;

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
We receive payment for a significant portion of services rendered to patients from the federal government under Medicare and other federally funded programs (including the Veterans Administration (VA)) and from state governments under Medicaid. Revenue derived from Medicare, Medicaid and other federally funded programs represented 53.6% and 56.7%

of our patient service revenue for the three months ended September 30, 2012 and 2011, respectively, and 54.9% and 57.0% for the nine months ended September 30, 2012 and 2011, respectively.

(9)	Debt
Our long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Capital lease obligations with interest implied at fixed rates between 5.0% and 9.8%, due in equal monthly installments with terms expiring from November 2012 through March 2015, collateralized by equipment	$4,014	$2,556
10.75% Senior Secured Notes, due October 15, 2015, interest payable semi-annually on April 15 and October 15, net of $4,346 and $5,204 unamortized original issue discount at September 30, 2012 and December 31, 2011, respectively	225,654	224,796
10.5% Senior Second Lien Notes, due March 15, 2018, interest payable semi-annually on March 15 and September 15, net of $4,394 and $4,773 unamortized original issue discount at September 30, 2012 and December 31, 2011, respectively	285,606	285,227
Sub total	515,274	512,579
Less current portion	2,962	1,514
Total long-term debt	$512,312	$511,065

Senior Secured Notes
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
The fair value of our Senior Secured Notes at September 30, 2012 and December 31, 2011 is based on quoted market prices in an active market which are Level 1 inputs. The estimated fair value of the Senior Secured Notes at September 30, 2012 and December 31, 2011 was $227,355 and $236,164, respectively.

Senior Second Lien Notes
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
The fair value of our Senior Second Lien Notes at September 30, 2012 and December 31, 2011 is based on quoted market prices in an active market which are Level 1 inputs. The estimated fair value of the Senior Second Lien Notes at September 30, 2012 and December 31, 2011 was $171,825 and $233,015, respectively.
Revolving Credit Facility
On March 17, 2011 we entered into a credit agreement with Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and Jefferies Finance LLC, as joint bookrunners and joint lead arrangers, and Jefferies Finance LLC, as documentation agent (the"Original Credit Agreement"). On March 7, 2012, we entered into an amendment to the Original Credit Agreement that extended the final maturity date from March 17, 2012 to March 17, 2014 (the Original Credit Agreement, as amended, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a revolving credit facility commitment of up to $10,000 provided that the maximum outstanding aggregate principal balance at any one time does not exceed $10,000 (the “Revolving Credit Facility”).
On September 10, 2012, we borrowed $10,000 , the maximum aggregate amount, under the Revolving Credit Facility at an interest rate of 7.25%. As of December 31, 2011, there was no amount outstanding for this Revolving Credit Facility. The Revolving Credit Facility contains customary covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes. The Revolving Credit Facility also includes a maximum leverage ratio above which level we would be precluded from making any additional draws. As of September 30, 2012, we were not in compliance with the maximum leverage ratio covenant of 5.50:1.00 under our Amended Credit Agreement.
Subsequently, on November 1, 2012, we entered into a second amendment to our Original Credit Agreement (the Amended Credit Agreement, as further amended, the "Credit Agreement") which, among other things reset the maximum leverage ratio levels. The second amendment increased the maximum leverage ratios for specified periods of time, with the maximum leverage ratio set at (i) 6.75:1.00 for the period from October 1 through December 31, 2012; (ii) 6.50:1.00 for the period from January 1 through March 31, 2013; (iii) 6.25:1.00 for the period from April 1 through June 30, 2013; and (iv) 5.75:1.00 for the period from July 1 through September 30, 2013. Thereafter, the maximum leverage ratio is set at 5.50:1.00. For more information regarding this second amendment see Note 12, “Subsequent Event.”
In addition, as part of the second amendment we received a waiver of any default or event of default that may have occurred prior to the second amendment as a result of the failure to comply with the maximum leverage ratio levels. As such, we are currently in compliance with our covenants under our Credit Agreement.
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
Letters of Credit
We have outstanding letters of credit totaling $7,465 as of September 30, 2012 and December 31, 2011. Our letters of credit were cash collateralized at 100% of their face amount as of September 30, 2012 and December 31, 2011. The cash collateral for these outstanding letters of credit is included in restricted cash in our accompanying condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011.

(10)	Income Taxes
We recorded a net tax benefit of $88 and $168 for the three months ended September 30, 2012 and 2011, respectively, and a net tax benefit of $41 and $208 for the nine months ended September 30, 2012 and 2011, respectively. The current year to date tax benefit is primarily the result of a decrease of $102 in our liabilities recorded for uncertain tax positions and a current state tax expense of $61. We have provided a full valuation allowance against our remaining net deferred tax assets as of September 30, 2012 because management’s judgment is that it is more likely than not that the net deferred tax assets will not be realized based on cumulative book losses.
At September 30, 2012, we had available federal net operating loss (NOL) carryforwards of approximately $293,368 net of gross unrecognized tax benefits. These remaining NOLs fully expire in 2032. NOL carryforwards and credits are subject to review and possible other adjustments by the Internal Revenue Service and may be further limited by the occurrence of certain events, including other significant changes in ownership interests as was the case in 2006. The effect of an ownership change is the imposition of an annual limitation on the use of the NOL carryforwards attributable to periods before the change.
We recorded a liability of $156 and $249 for unrecognized tax benefits related to various federal and state income tax matters at September 30, 2012 and December 31, 2011, respectively. If recognized, all of these amounts would impact our effective tax rate. There is no difference between the total amount of unrecognized tax benefit and the amount that would impact the effective tax rate based on the current valuation allowance on the deferred tax assets. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
We are currently open to audit under the statute of limitations by the Internal Revenue Service for all years ended December 31, 2002 to present. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2009 to present. The IRS commenced examinations of the Company’s U.S. income tax return for 2008 in the third quarter of 2010 and for 2009 in the first quarter of 2011. As of September 30, 2012, the IRS has closed the examinations with no proposed adjustments. Our state income tax returns are open to audit and additional tax assessments for the years ended December 31, 2002 to present as applicable under the various state statutes of limitations.
There is $22 and $31 of accrued interest related to uncertain tax positions as of September 30, 2012 and December 31, 2011, respectively. No penalties have been accrued. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

(11)	Supplemental Cash Flow and Non-cash Investing and Financing Information

	For the nine months ended September 30,
	2012	2011
Cash payments for:
Interest	$43,243	$43,009
Income taxes, net of refunds	71	83
Non-cash investing and financing activities:
Property and equipment unpaid and included in accounts payable and accrued expenses and other current liabilities	14,210	2,753
Property and equipment acquired through capital leases	3,118	4,761
Contingent consideration related to asset purchases	945	500

(12)	Subsequent Event

On November 1, 2012, we entered into a second amendment to our Original Credit Agreement, dated as of March 17, 2011 (as amended by Amendment Number 1 dated as of March 7, 2012 and the Second Amendment, the “Credit Agreement”), with the lenders party thereto on the date hereof (the “Lenders”) and Credit Suisse AG, as administrative agent thereunder (in such capacity, the “Administrative Agent”).
The Credit Agreement contains customary negative covenants similar to those in our indentures governing our Senior Secured Notes and Senior Second Lien Notes, except that pursuant to the Credit Agreement, the $25,000 basket for “Credit Facility Indebtedness” in such indentures is deemed to be a reference to $10,000 unless otherwise agreed to by the lenders as defined in the Credit Agreement. As of September 30, 2012, the outstanding loan balance under the Credit Agreement was $10,000, the maximum outstanding aggregate principal balance permitted at any time. In the event we repay a portion of the outstanding loan balance, we will be precluded from making any additional draws if we are not in compliance with the maximum leverage ratio as set forth in the Credit Agreement, regardless of whether compliance is required at such time. The second amendment increased the maximum leverage ratios in the Credit Agreement for specified periods of time, with the maximum leverage ratio set at (i) 6.75:1.00 for the period from October 1 through December 31, 2012; (ii) 6.50:1.00 for the period from January 1 through March 31, 2013; (iii) 6.25:1.00 for the period from April 1 through June 30, 2013; and (iv) 5.75:1.00 for the period from July 1 through September 30, 2013. Thereafter, the maximum leverage ratio is set at 5.50:1.00.
The second amendment also provides that if we and our subsidiaries have cash balances in excess of $10,000 (excluding cash designated for or to be used for current payroll and benefits payments in the ordinary course of business) for any period of ten consecutive business days (a “Determination Period”), we must, on the business day following the end of the applicable Determination Period, repay or prepay outstanding borrowings by the amount of such excess.
The second amendment also requires us to satisfy financial reporting and certification requirements to the Administrative Agent in addition to existing reporting and certification requirements under the Credit Agreement.

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

Introduction
Background
We are one of the largest providers of home medical equipment and related products and services in the United States, with a comprehensive offering of respiratory therapy and durable home medical equipment and related services. We provide home medical equipment and related products and services principally to older patients with breathing disorders, such as chronic obstructive pulmonary diseases (COPD), which include chronic bronchitis, emphysema, obstructive sleep apnea and other cardiopulmonary disorders. We provide equipment and services in 49 states through approximately 410 operating locations located primarily in non-urban markets.
Our revenues are principally derived from respiratory equipment rental and related services, which accounted for 86.4% and 87.4% of net revenues for the three months ended September 30, 2012 and 2011, respectively, and 86.6% and 87.4% of net revenues for the nine months ended September 30, 2012 and 2011. Revenues from respiratory equipment rental and related services include rental of oxygen concentrators, liquid oxygen systems, portable oxygen systems, ventilator therapy systems, nebulizer equipment and sleep disorder breathing therapy systems, and the sale of nebulizer medications. We also generate revenues through the rental and sale of durable medical equipment, which accounted for 10.9% and 10.7% of net revenues for both the three and nine months ended September 30, 2012 and 2011, respectively. Revenues from rental and sale of durable medical equipment include hospital beds, wheelchairs, walkers, patient aids and ancillary supplies. We derive our revenues principally from reimbursement by third-party payors, including Medicare, Medicaid, the Veterans Administration (VA) and private insurers.
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
Although we have slowed the pace of our asset and equipment purchase transactions during the first nine months of 2012, we do expect to continue seeking opportunities to gain market share through selective asset and equipment purchases from competitors exiting the home medical equipment market. In particular:

•
During the first nine months of 2012, we purchased $2.5 million of new and used rental equipment, inventory and certain identifiable intangible assets from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. We believe that we will be successful in continuing to identify additional asset and equipment purchase opportunities and that we will be able to successfully transition a high percentage of the associated patients onto service with our Company. During the nine months ended September 30, 2012, we have recognized approximately $20.9 million of revenues associated with patients transitioned onto service with our Company through asset and equipment purchases.

•
During the first nine months of 2011, we purchased $13.3 million of new and used rental equipment and inventory from competitors exiting the home medical equipment market. Some of the equipment purchased in these transactions is currently on rent and located in patients’ homes. During the nine months ended September 30, 2011, we recognized approximately $17.9 million of revenues associated with patients transitioned onto service with our Company through asset and equipment purchases.
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
Based on our current liquidity position and the expected capital resources generated from our operations, we believe that in order to meet the cash needs to support our ongoing business, service our debt structure, and capital expenditures over the next twelve months, we will need to borrow the aforementioned $15.0 million in debt, realize the incremental capital resources from new initiatives, and realize the growth in patients.

In the event that we lack the ability to generate adequate cash to support our ongoing operations, we may need to access the financial markets by seeking additional debt or equity financing. As disclosed in our Risk Factors, there may be uncertainty surrounding our ability to access capital in the marketplace. The Company may be unable to secure the $15.0 million in additional financing permitted to it under the Indentures for our Senior Secured Notes and our Senior Second Lien Notes or to refinance its indebtedness on commercially reasonable terms, in which case it would need to identify alternative options to address its current and prospective credit situation, such as a sale of the Company or other strategic transaction, or a transformative transaction, such as a possible restructuring or reorganization of the Company's operations which could include filing for bankruptcy protection.
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
On October 1, 2012, the Company executed two Supplemental Indentures adding three new subsidiary entities, Best Care HHC Acquisition Company LLC, NeighborCare Home Medical Equipment, LLC and NeighborCare Home Medical Equipment of Maryland, LLC, as subsidiary guarantors under the Company's First Lien Indenture, dated October 6, 2010, and the Second Lien Indenture, dated March 17, 2011.
Reimbursement by Third-Party Payors
We derive substantially all of our revenues from reimbursement by third-party payors, including Medicare, Medicaid, the VA and private insurers. Revenue derived from Medicare, Medicaid and other federally funded programs represented 53.6% and 56.7% of our patient service revenue for the three months ended September 30, 2012 and 2011, respectively, and 54.9% and 57.0% of our patient service revenue for the nine months ended September 30, 2012 and 2011, respectively. Our business has been, and may continue to be, significantly impacted by changes mandated by Medicare legislation.
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

•
The PPACA includes, among other things, annual, non-deductible fees on any entity that manufacturers or imports certain prescription drugs and biologics, which began in 2011; a deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013; new face-to-face physician encounter requirements for HME and home health services; and a requirement that by 2016, the competitive bidding process must be nationalized or prices in non-competitive bidding areas must be adjusted to match competitive bidding prices.

•
MIPPA retroactively delayed the implementation of competitive bidding for eighteen months from previously established dates as noted below and decreased the 2009 fee schedule payment amounts by 9.5% for product categories included in competitive bidding.

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
The average reduction from current Medicare payment rates in this round of competitive bidding across the CBAs is 32%. Suppliers that were not contracted by CMS may continue to provide certain capped rental and oxygen equipment for those beneficiaries that were patients at the time the program began and are known as “grandfathered suppliers”. In the CBAs and product categories where we are not a contracted supplier, we continue to service our Medicare patients as grandfathered suppliers under applicable guidelines. Based upon CMS release information, it appears that approximately 70% of existing providers across the Round 1 Rebid CBAs were not awarded competitive bidding contracts and are therefore not able to provide competitive bid products to new Medicare patients during the term of these contracts in the respective CBAs. We have experienced significant volume increases within the CBAs where we were awarded contracts, which we attribute in part to an increase in market share, and we believe that the revenue associated with these volume increases will more than offset the impact of the associated reductions in reimbursement rates over time. The application of the new competitive bid rates in the Round 1 rebid reduced our net revenue by approximately $1.3 million per quarter. To continue to participate in competitive bidding for the Round 1 Rebid CBAs, suppliers must submit new bids for the Round 1 Recompete. On October 15, 2012, CMS opened the 60-day bid window for the Round 1 Recompete. The contracting process and the announcement of the single payment rate is scheduled for Spring 2013. Implementation of the Round 1 Recompete contracts will begin January 1, 2014. For Round 2 and national mail order items and supplies in 91 additional markets, CMS expects to announce single payment amounts and began the contracting process in Fall 2012, with contracts expected to be effective in July 2013. Our Medicare revenues from the product categories in the 91 additional markets to be included in Round 2 of competitive bidding were approximately $54.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive bidding areas by January 1, 2016.Other changes impacting competitive bidding and current payment policies for certain items of durable medical equipment, prosthetics, orthotics and supplies were finalized by CMS on November 2, 2010, including:

•
Implementation of certain statutory provisions under MIPPA and the PPACA, include: (1) the subdivision of metropolitan statistical areas (MSAs) with populations over 8,000,000 into smaller CBAs, as required under MIPPA; (2) the addition of 21 MSAs to the 70 MSAs already designated as included in Round 2, for a total of 91 MSAs, as required under the PPACA; and (3) the implementation of payment policies adopted under the PPACA for power wheelchairs, which eliminated the lump sum purchase option for standard power wheelchairs furnished on or after January 1, 2011, and adjusted the amount of the capped rental payments for power wheelchairs. Effective January 1, 2011, rental payments under the adjusted fee schedule are 15% (instead of 10%) of the purchase price for the first three months and 6% (instead of 7.5%) for the remaining rental months not to exceed 13 months; and

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
In addition, beginning on September 1, 2012, the agency implemented a new Prior Authorization for Power Mobility Devices (PMDs) Demonstration, which requires Medicare HME suppliers of certain PMDs, such as power wheelchairs, to receive prior approval from a DME MAC before submitting claims for payment. The demonstration impacts PMDs for beneficiaries residing in California, Florida, Illinois, Michigan, New York, North Carolina, and Texas and is scheduled to last 3 years. The failure to receive prior approval will result in a 25% payment reduction in areas not covered by competitive bidding. We do not anticipate that the demonstration will have a material impact on our operations.
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
Additional clinical conditions for coverage were imposed under PPACA, authorizing CMS to require a physician or other licensed professional to conduct a face-to-face encounter with the beneficiary before writing a prescription for certain HME. Effective January 1, 2013, CMS finalized its proposal earlier this year to implement the face-to-face requirement for items that, among other things, cost more than $1,000 and items that in the view of CMS are particularly susceptible to fraud, waste and abuse. CMS identified oxygen and oxygen equipment, positive airway pressure devices, and respiratory assist devices as requiring such a face-to-face requirement, which implicate our products.
Supplier standards for Medicare HME companies, effective March 3, 2009 require HME suppliers to meet certain surety bond requirements. For each National Provider Identifier (NPI) number subject to Medicare billing privileges, suppliers must obtain a surety bond in the amount of $50,000. Each of our 410 operating locations is required to have its own NPI number. There may be an upward adjustment for suppliers that have had adverse legal actions imposed on them in the past. HME suppliers already enrolled in Medicare were required to obtain a surety bond by October 2, 2009, and newly enrolled suppliers or those changing ownership were subject to the provisions of the new rule on May 4, 2009. We maintain surety bonds covering all of our NPI numbers at each of our operating locations.
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
Furthermore, because the ASP amounts vary from quarter to quarter, changes in market forces influence the Medicare payment rate. In late 2006, the US Food and Drug Administration approved a first-time generic formulation for DuoNeb. The introduction of this generic product into the market has contributed to the reduction of the ASP for DuoNeb from $1.079 in the fourth quarter of 2007 to $0.210 in the fourth quarter 2012. The impact of this reduction to our profit margins, profitability, operating cash flows and results of operations was partially mitigated through the dispensing of generic DuoNeb and changes in nebulizer product mix.

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
During the quarter ended March 31, 2012, management identified an error made in certain programming logic within its billing system. As a result of this error, we determined that we had been overpaid on certain specific Medicare claim types since January 1, 2009. The amount of the overpayment totaled approximately $6.5 million. The programming logic that caused this error has been corrected in our billing system and we are not aware of any other Medicare overpayment issues as a result of this or any other programming error. We engaged an outside technical firm to conduct an independent review of our new programming logic to confirm that the programming logic is consistent with all associated Medicare regulations and such review was completed prior to implementation in our billing system. On May 7, 2012, we voluntarily refunded the above described overpayment to the appropriate Durable Medical Equipment Medicare Administrative Contractors (DME MACs) (see “Notes to Unaudited Condensed Consolidated Financial Statements—(1) Basis of Presentation” included herein in Item 1, “Financial Statements”).

Results of Operations
The following table shows our results of operations for the three and nine months ended September 30, 2012 and 2011.

	(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$113,782	$122,406	$347,283	$365,350
Costs and expenses:
Cost of net revenues	39,063	37,825	114,996	112,854
Selling, general and administrative	65,088	63,217	201,791	188,842
Provision for doubtful accounts	5,340	6,428	22,255	18,776
Depreciation and amortization	2,249	2,370	7,047	7,005
Total costs and expenses	111,740	109,840	346,089	327,477
Operating income	2,042	12,566	1,194	37,873
Other expense (income):
Interest expense, net	15,012	14,692	44,898	45,366
Other (income) expense, net	(21)	97	68	(783)
Loss on debt extinguishment	—	—	—	1,216
Total other expense	14,991	14,789	44,966	45,799
Loss before income taxes	(12,949)	(2,223)	(43,772)	(7,926)
Income tax benefit	(88)	(168)	(41)	(208)
Net loss	(12,861)	(2,055)	(43,731)	(7,718)
Accrued dividends on convertible redeemable preferred stock	—	18	124	232
Net loss attributable to common stockholders	$(12,861)	$(2,073)	$(43,855)	$(7,950)

The following table shows our results of operations as a percentage of our net revenues for the three and nine months ended September 30, 2012 and 2011.

	(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	34.3%	30.9%	33.1%	30.9%
Selling, general and administrative	57.2%	51.6%	58.1%	51.7%
Provision for doubtful accounts	4.7%	5.3%	6.4%	5.1%
Depreciation and amortization	2.0%	1.9%	2.0%	1.9%
Total costs and expenses	98.2%	89.7%	99.6%	89.6%
Operating income	1.8%	10.3%	0.4%	10.4%
Other expense (income):
Interest expense, net	13.2%	12.0%	12.9%	12.4%
Other (income) expense, net	—%	0.1%	—%	(0.2)%
Loss on debt extinguishment	—%	—%	—%	0.3%
Total other expenses	13.2%	12.1%	12.9%	12.5%
Loss before income taxes	(11.4)%	(1.8)%	(12.5)%	(2.1)%
Income tax benefit	(0.1)%	(0.1)%	—%	(0.1)%
Net loss	(11.3)%	(1.7)%	(12.5)%	(2.0)%
Accrued dividends on convertible redeemable preferred stock	—%	—%	—%	0.1%
Net loss attributable to common stockholders	(11.3)%	(1.7)%	(12.5)%	(2.1)%
Three months ended September 30, 2012 as compared to the three months ended September 30, 2011
Total net revenues for the three months ended September 30, 2012 were $113.8 million as compared to $122.4 million for the comparable period in 2011. This net decrease of $8.6 million from the comparable period in 2011 is primarily attributable to:

•	Decreased nebulizer medication volume and reimbursement totaling approximately $1.8 million;

•	Decreased net revenue from higher rates of contractual/revenue adjustments compared to prior year totaling approximately $3.2 million;

•	Patients moved to non-billable status primarily as a result of Medicare claim denials from pre-payment and post-payment audits totaling approximately $3.3 million;

•	Decreased net revenue from Medicare oxygen patients reaching their 36 month rental cap totaling approximately $3.5 million; and

•	Decreased net revenue from non-core product lines totaling approximately $0.2 million.
These decreases were partially offset by:

•	Organic growth of 6% in oxygen patients, 12% in CPAP rental patients and 7% in CPAP sales compared to prior year, totaling approximately $2.7 million in incremental revenue; and

•	Growth in the net number of active patients on service with us through equipment and asset purchase transactions totaling $0.7 million.
Cost of net revenues totaled $39.1 million for the three months ended September 30, 2012, an increase of $1.2 million, or 3.3%, from the comparable period in 2011. Cost of net revenues for the three months ended September 30, 2012 and 2011 was comprised of the following:

	Three months ended
	September 30,
	2012	2011
Cost of net revenues:
Product and supply costs	$21,543	$23,162
Patient service equipment depreciation	14,502	12,569
Operating costs	3,018	2,094
	$39,063	$37,825

The decrease in product and supply costs is primarily attributable to volume-related decreases in product and supply costs for nebulizer medications net of increased volume in CPAP supply sales . The increase of $1.9 million in patient service equipment depreciation is primarily attributable to the shortening of our average composite useful life for CPAP equipment as a result of a higher percentage of CPAP equipment renting to purchase. Operating costs primarily consist of salary and benefit costs associated with our respiratory services and pharmacy operations. These costs are reclassified from selling, general and administrative expenses to cost of net revenues. The increase in operating costs is primarily attributable to a higher reclassification of respiratory therapy expenses from selling, general and administrative to cost of net revenues as a result of a change in classification of respiratory therapists from independent contractors to employees beginning late in the second quarter 2012. Cost of net revenues as a percentage of net revenues was 34.3% for the three months ended September 30, 2012 as compared to 30.9% for the comparable period in 2011.
Selling, general and administrative expenses for the three months ended September 30, 2012 totaled $65.1 million, an increase of $1.9 million, or 3.0%, from the comparable period in 2011. The increase in selling, general and administrative expenses was primarily attributable to:

•	Incremental salary and benefit costs associated with asset purchases completed during and since third quarter 2011 totaling approximately $0.7 million;

•	Annual merit increase as compared to the same period in 2011 totaling approximately $0.6 million;

•	Increased legal expenses of $0.7 million associated with various strategic activities;

•	Additional commissions expense associated with accelerated patient growth in the nine months ended September 30, 2012 as compared to the same period in 2011 totaling approximately $0.5 million.
These increases were offset by one less payroll day in third quarter 2012 as compared to the same period in 2011 totaling approximately $0.5 million.
The provision for doubtful accounts for the three months ended September 30, 2012 totaled $5.3 million, a $1.1 million decrease from the comparable period in 2011. As a percentage of net revenues, the provision for doubtful accounts was 4.7% and 5.3% for the three months ended September 30, 2012 and 2011, respectively. This decrease is attributable to the factors described below under the heading “Liquidity and Capital Resources.”
Depreciation and amortization for the three months ended September 30, 2012 totaled $2.2 million, a decrease of $0.1 million from the comparable period in 2011. Depreciation and amortization as a percentage of net revenues increased to 2.0% as compared to 1.9% for the comparable period in 2011.
Net interest expense for the three months ended September 30, 2012 totaled $15.0 million, an increase of $0.3 million from the comparable period in 2011.
Net loss for the three months ended September 30, 2012 was $12.9 million compared to net loss of $2.1 million for the comparable period in 2011. This difference is attributable to the changes in revenue, and costs and expenses described above.
Nine months ended September 30, 2012 as compared to the nine months ended ended September 30, 2011
Total net revenues for the nine months ended September 30, 2012 were $347.3 million as compared to $365.4 million for the comparable period in 2011. This net decrease of $18.1 million from the comparable period in 2011 is primarily attributable to:

•	Decreased nebulizer medication volume and reimbursement totaling approximately $7.8 million;

•	Decreased net revenue from increased rates of contractual/revenue adjustments compared to prior year totaling approximately $8.1 million ;

•	Patients moved to non-billable status primarily as a result of Medicare claim denials from pre-payment and post-payment audits totaling approximately $10.0 million;

•	Decreased net revenue from Medicare oxygen patients reaching their 36 month rental cap totaling approximately $9.3 million; and

•	Decreased net revenue from non-core product lines totaling approximately $1.2 million.
These decreases were partially offset by:

•	Organic growth of 6% in oxygen, 12% in CPAP rental and 7% in CPAP sales compared to prior year, totaling approximately $15.3 million in incremental revenue; and

•	Growth in the net number of active patients on service with us through equipment and asset purchase transactions totaling $3.0 million.
Cost of net revenues totaled $115.0 million for the nine months ended September 30, 2012, an increase of $2.1 million, or 1.9%, from the comparable period in 2011. Cost of net revenues for the nine months ended September 30, 2012 and 2011 was comprised of the following:

	Nine months ended
	September 30,
	2012	2011
Cost of net revenues:
Product and supply costs	$65,734	$68,732
Patient service equipment depreciation	41,859	37,710
Operating costs	7,403	6,412
	$114,996	$112,854

The decrease in product and supply costs is primarily attributable to volume-related decreases in product and supply costs for nebulizer medications net of increased volume in CPAP supply sales. The increase of $4.1 million in patient service equipment depreciation is primarily attributable to the shortening of our average composite useful life for CPAP equipment as a result of a higher percentage of CPAP equipment renting to purchase. Operating costs primarily consist of salary and benefit costs associated with our respiratory services and pharmacy operations. The costs are reclassified from selling, general and administrative expenses to cost of net revenues. The increase in operating costs are primarily attributable to a higher reclassification of respiratory therapy expenses from selling, general and administrative to cost of net revenues as a result of a change in classification of respiratory therapists from independent contractors to employees beginning late in the second quarter 2012. Cost of net revenues as a percentage of net revenues was 33.1% for the nine months ended September 30, 2012 as compared to 30.9% for the comparable period in 2011.
Selling, general and administrative expenses for the nine months ended September 30, 2012 totaled $201.8 million, an increase of $12.9 million, or 6.9%, from the comparable period in 2011. The increase in selling, general and administrative expenses was primarily attributable to:

•	$2.0 million retirement award due to Mr. Philip Carter, Chief Executive Officer of the Company, under terms of his employment agreement;

•	Incremental salary and benefit costs associated with asset purchases completed during and since third quarter 2011 totaling approximately $3.0 million;

•	Annual merit increase as compared to the same period in 2011 net of reductions in benefit costs totaling approximately $1.1 million;

•	Increased telephone expense of approximately $1.1 million due primarily to the excise tax refund (credit) recorded during the three months ended March 31, 2011;

•
Increased temporary labor costs and overtime totaling approximately $2.1 million primarily associated with addressing the operational backlogs experienced during the implementation of our new order intake system that led to the increase in earned but unbilled accounts receivable as of December 31, 2011;

•	Additional commissions expense associated with accelerated patient growth in the nine months ended September 30, 2012 as compared to the same period in 2011 totaling approximately $1.5 million;

•
Increased legal expenses of $1.7 million primarily associated with review and quantification of the aforementioned Medicare overpayment, as well as legal costs associated with various strategic activities; and

•	Increased vehicle fleet maintenance and fuel costs primarily as a result of higher gas prices totaling approximately $1.0 million.

These increases were partially offset by decreased occupancy costs totaling approximately $0.6 million compared to the same period in 2011.
The provision for doubtful accounts for the nine months ended September 30, 2012 totaled $22.3 million, a $3.5 million increase from the comparable period in 2011. As a percentage of net revenues, the provision for doubtful accounts was 6.4% and 5.1% for the nine months ended ended September 30, 2012 and 2011, respectively. This increase is attributable to the factors described below under the heading “Liquidity and Capital Resources.”
Depreciation and amortization for the nine months ended September 30, 2012 totaled $7.0 million, the same as the comparable period in 2011. Depreciation and amortization as a percentage of net revenues increased to 2.0% as compared to 1.9% for the comparable period in 2011.
Net interest expense for the nine months ended September 30, 2012 totaled $44.9 million, a decrease of $0.5 million from the comparable period in 2011. This decrease is primarily the result of the additional interest incurred during the nine months ended September 30, 2011 as a result of the 30 day notice period to bondholders required for redemption of the Senior Subordinated Notes paid April 18, 2011.
Net loss for the nine months ended September 30, 2012 was $43.7 million compared to net loss of $7.7 million for the comparable period in 2011. This difference is attributable to the changes in revenue, and costs and expenses described above.
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

The following table is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(12,861)	$(2,055)	$(43,731)	$(7,718)
Income tax expense (benefit)	(88)	(168)	(41)	(208)
Interest expense	15,052	14,703	44,945	45,540
Depreciation and amortization, including patient service equipment depreciation	16,751	14,940	48,907	44,715
Non-cash equity-based compensation expense	180	161	793	355
Operational restructuring and transition related costs(1)	950	26	3,557	49
Settlement costs(2)	12	101	103	120
Loss on extinguishment of debt(3)	—	—	—	1,216
Intake system implementation(4)	—	—	8,421	—
Oxygen content overbilling (5)	91	—	1,089	—
Legal fees(6)	307	—	674	—
Other adjustments(7)	1,000	—	1,000	—
	$21,394	$27,708	$65,717	$84,069

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

(6)	Legal fees associated with various non-recurring events and strategic activities.

(7)	Other adjustments not considered indicative of our ongoing operating performance.
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
Liquidity and Capital Resources
Net cash provided by operating activities was $20.4 million for the nine months ended September 30, 2012, as compared to $24.7 million for the same period in 2011. The decrease in net cash provided by operating activities for the nine months ended September 30, 2012 primarily relates to a $36.7 million decrease in operating income partially offset by (i) a decrease in accounts receivable due to increased collections of approximately $8.9 million; (ii) a decrease in inventory of approximately $7.6 million (iii) an increase in accounts payable of approximately $9.4 million; (iv) an increase in interest payable of approximately $1.0 million related to the Indenture for our Senior Second Lien Notes (v) an increase in patient service equipment depreciation of approximately $4.1 million included in operating income. Our working capital requirements relate primarily to the working capital needed for general corporate purposes. Cash flows and cash on hand were sufficient to fund operations, capital expenditures and required repayments of debt during the nine months ended September 30, 2012.
As mentioned in Note 9 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, on November 1, 2012, we entered into a second amendment to our Original Credit Agreement which, among other things reset the maximum leverage ratio levels. The second amendment increased the maximum leverage ratios for specified periods of time. In addition, as part of the second amendment we received a waiver of any default or event of default that may have occurred as a result of the failure to comply with the maximum leverage ratio levels. As such, we are currently in compliance with our covenants under our Credit Agreement.
From time to time, we will experience interruption in our cash flow and volatility in our cash position during inter-period quarters resulting from inconsistent timing of payments from Centers for Medicare and Medicaid Services, its contractors and other third-party payors. Interruptions in our cash flow and the volatility of our cash position may cause our cash inflows to not coincide with our cash outflows including our debt service requirements and material vendor payments.

Under our Indentures for Senior Secured Notes and Senior Second Lien Notes, we are permitted to borrow an additional $15.0 million in debt from existing or new lenders. In order to assist us with our varying cash inflows and to meet the cash needs to support our ongoing business, service our debt structure, and capital expenditure obligations, we are seeking to secure this additional $15.0 million in debt. However, there are no guarantees that we will be able to secure this additional financing on terms that are acceptable to us.

Based on our current liquidity position and the expected capital resources generated from our operations, we believe that in order to meet the cash needs to support our ongoing business, service our debt structure, and capital expenditures over the next twelve months, we will need to borrow the aforementioned $15.0 million in debt, realize the incremental capital resources from new initiatives, and realize the growth in patients.

There can be no assurance, however, that we will be able to refinance any of our debt, including our Senior Secured Notes and Senior Second Lien Notes, on commercially reasonable terms or at all and the Company may be unable to secure the additional financing available to it under the Indentures for our Senior Secured Notes and our Senior Second Lien Notes, in which case we may be required to consider all of our alternatives such as a sale of the Company or other strategic transaction or a restructuring of our business and our capital structure, including filing for bankruptcy protection. Additional discussion of our liquidity and capital resources is incorporated by reference to the disclosure under the heading “Liquidity” in Note 2 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Accounts receivable before allowance for doubtful accounts decreased to $89.6 million at September 30, 2012 from $90.5 million at December 31, 2011. Allowances for contractual adjustments and doubtful accounts as a percentage of accounts receivable totaled 35.9% and 31.3% as of September 30, 2012 and December 31, 2011, respectively. Days sales outstanding (DSO) in accounts receivable (calculated as of each period end by dividing net accounts receivable by the 90-day rolling average of net revenue) were 55.7 days at September 30, 2012, compared to 58.7 days at December 31, 2011 and 55.1 days at September 30, 2011. There are several factors that continue to impact our DSO:

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

As a result of the impact of the above factors, we increased our overall reserve level for doubtful accounts during the quarter ended March 31, 2012 and have continued to maintain such increased reserve levels. We continue to work with our third-party vendor to reduce our overall levels of bad debt, as well as internal initiatives to secure co-payment and deductibles amounts from patients.
The following tables set forth the percentage breakdown of our accounts receivable by payor and aging category as of September 30, 2012 and December 31, 2011:
September 30, 2012

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	36%	21%	10%	67%
Aged 91-180 days	7%	4%	8%	19%
Aged 181-360 days	3%	2%	9%	14%
Aged over 360 days	—%	—%	—%	—%
Total	46%	27%	27%	100%
December 31, 2011

Accounts receivable by payor and aging category:	Government	Managed Care and Other	Patient Responsibility	Total
Aged 0-90 days	37%	20%	8%	65%
Aged 91-180 days	7%	5%	7%	19%
Aged 181-360 days	5%	3%	7%	15%
Aged over 360 days	—%	—%	1%	1%
Total	49%	28%	23%	100%
Included in accounts receivable are earned but unbilled receivables of $20.4 million at September 30, 2012 and $28.1 million at December 31, 2011. These amounts include $3.1 million and $3.6 million at September 30, 2012 and December 31, 2011, respectively, of receivables for which a prior authorization is required but has not yet been received. Delays, ranging from a day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. In addition to the aforementioned delays, we are required to obtain revised documentation for patients transitioned onto service with us through equipment purchases which results in increased initial billing cycles for these patients. Earned but unbilled receivables are aged from the date of service and are considered in our analysis of historical performance and collectability.
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
Net cash used in investing activities was $34.6 million for the nine months ended September 30, 2012, as compared to $40.4 million for the same period in 2011. We currently have no contractual commitments for capital expenditures over the next twelve months other than to acquire equipment as needed to supply our patients. Our business requires us to make significant capital expenditures relating to the purchase and maintenance of the medical equipment used in our business. Cash paid for capital expenditures totaled approximately $34.4 million for the nine months ended September 30, 2012 as compared to $37.5 million for the same period in 2011, including $0.4 million and $6.1 million paid for equipment purchases from competitors exiting the home health care market, respectively. Some of the equipment purchased in these transactions is currently on rent and located in a patient’s home. As such, we have the opportunity to transition such patients onto service with our Company. We also paid $1.1 million and $6.8 million for the nine months ended September 30, 2012 and 2011, respectively, for asset purchases from competitors. During the nine months ended September 30, 2011 cash used in investing activities included a $4.2 million reduction in our surety bond and letter of credit collateral included in restricted cash.
Refer to the “Notes to Unaudited Condensed Consolidated Financial Statements—(9) Debt” included herein in Item 1, “Financial Statements,” for a complete description of our outstanding indebtedness.
We have outstanding letters of credit totaling $7.5 million as of September 30, 2012 and December 31, 2011. Our letters of credit were cash collateralized at 100% of their face amount as of September 30, 2012 and December 31, 2011. The cash collateral for these outstanding letters of credit is included in restricted cash in our consolidated balance sheet as of September 30, 2012 and December 31, 2011.
Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2012, as compared to net cash used in financing activities of $14.3 million for the same period in 2011. This source of cash was primarily from the borrowing of $10.0 million against our revolving credit facility at an interest rate of 7.25%. Cash paid for the redemption of our Series A convertible redeemable preferred stock and accrued dividends totaled $3.6 million during the nine months ended September 30, 2012. Cash used in financing activities for the nine months ended September 30, 2011 primarily related to the $11.4 million net use of cash associated with the issuance of the Senior Second Lien Notes and repayment of our outstanding Senior Subordinated Notes. Additionally, during the nine months ended September 30, 2011, we repurchased a portion of our Series A convertible redeemable preferred stock totaling $2.2 million.
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
In connection with this evaluation, there have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors
Other than with respect to the risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.
Our indebtedness could limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.
As of September 30, 2012, our total consolidated long-term debt (including current maturities) exceeds our total assets. The degree to which we are leveraged continues to have substantial negative consequences, because:

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

•	our ability to finance and consummate transactions that may be critical to our strategic and financial condition could be limited;

•	our ability to obtain additional financing in the future including the amounts available to us under the Indentures for our Senior Secured Notes and our Senior Second Lien Notes may be impaired; and

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited.
Accordingly, we may not be able to refinance this debt on commercially reasonable terms or at all and we may not be able to secure required financing including the amounts available to us under the Indentures for our Senior Secured Notes and our Senior Second Lien Notes in which case our cash balances would be insufficient to meet our cash needs to support our ongoing operations and to service our debt structure or to repay the principal amount of our Senior Secured Notes, and we would thereby be required to consider all of our alternatives such as a sale of the Company or other strategic transaction or a restructuring of our business and our capital structure, including potentially filing for bankruptcy protection.

Item 6—Exhibits
(a) Exhibits:

4.1
Third Supplemental Indenture, dated October 1, 2012, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 8, 2010).

4.2
Third Supplemental Indenture, dated October 1, 2012, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on March 18, 2011).

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

101
The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements*.

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

ROTECH HEALTHCARE INC.

Dated:	November 14, 2012	By:	/s/ PHILIP L. CARTER
Philip L. Carter
President and Chief Executive Officer

Dated:	November 14, 2012	By:	/s/ David J. Meador
David J. Meador
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
4.1
Third Supplemental Indenture, dated October 1, 2012, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated October 6, 2010, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on October 8, 2010).

4.2
Third Supplemental Indenture, dated October 1, 2012, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated March 17, 2011, by and among Rotech Healthcare Inc., the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on March 18, 2011).

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

101
The following materials from the Quarterly Report on Form 10-Q for Rotech Healthcare Inc. for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements*.

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